Form 10-Q
period 2019-09-30
BRP Group, Inc.
filed 2019-12-02
CIK 1781755

_____________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019
or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to _________
Commission File Number: 001-39095
______________________________
BRP GROUP, INC.
(Exact name of registrant as specified in its charter)
______________________________

Delaware	61-1937225
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
4010 W. Boy Scout Blvd., Tampa, Florida 33607
(Address of principal executive offices) (Zip code)
(866) 279-0698
(Registrant's telephone number, including area code)
Not Applicable
(Former Name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	BRP	Nasdaq Global Select Market
______________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of outstanding shares of the registrant’s Class A common stock, $0.01 par value, as of November 27, 2019 was approximately 18,859,300.

BRP GROUP, INC.

Note Regarding Forward-Looking Statements
We have made statements in this report, including matters discussed under Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Part II, Item 1. Legal Proceedings, Part II, Item 1A. Risk Factors and in other sections of this report, that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed under Part II, Item 1A. Risk Factors. You should specifically consider the numerous risks outlined under Risk Factors in our prospectus (the “Prospectus”) relating to our Registration Statement on Form S-1, as amended (Registration No. 333-233908), filed with the SEC pursuant to Rule 424(b) under the Securities Act.
Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. We are under no duty to update any of these forward-looking statements after the date of this report to conform our prior statements to actual results or revised expectations.

Commonly Used Defined Terms
The following terms have the following meanings throughout this Quarterly Report on Form 10-Q unless the context indicates or requires otherwise:

Book of Business	Insurance policies bound by us with our Partners on behalf of our Clients

Cadence Credit Agreement
Third amended and restated credit agreement between Baldwin Risk Partners, LLC as borrower and Cadence Bank, N.A. as lender entered into on March 13, 2019 and subsequently amended on September 21, 2019 with such amendment subsequently amended on October 18, 2019

Clients	Our insureds

Colleagues	Our employees

Credit Agreements	The Cadence Credit Agreement and the Villages Credit Agreement, collectively

Exchange Act	Securities Exchange Act of 1934, as amended

Insurance Company Partners	Insurance companies with which we have a contractual relationship

Operating Groups	Our reportable segments

Partners	Companies that we have acquired, or in the case of asset acquisitions, the producers

Partnerships	Strategic acquisitions made by the Company

Risk Advisors	Our producers

SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

Villages Credit Agreement	Amended and restated credit agreement between Baldwin Risk Partners, LLC as borrower and Holding Company of the Villages, Inc. as lender entered into on March 13, 2019

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BRP GROUP, INC.
Balance Sheet
(Unaudited)

September 30, 2019
Assets
Current assets:
Cash	$—
Total assets	$—

Commitments and contingencies (Note 3)

Stockholders' Equity
Stockholders' Equity:
Common stock, par value $0.01 per share, 1,000 shares authorized, no shares issued or outstanding	$—
Total stockholders' equity	$—

See accompanying Notes to Balance Sheet.

BRP GROUP, INC.
Notes to Balance Sheet
(Unaudited)
1. Business and Basis of Presentation
BRP Group, Inc. (“BRP Group”) was incorporated in the state of Delaware on July 1, 2019. BRP Group was formed for the purpose of completing an initial public offering of its common stock and related transactions in order to carry on the business of Baldwin Risk Partners, LLC (“BRP”) as a publicly-traded entity.
The accompanying balance sheet has been prepared in accordance with accounting principles generally accepted in the United States of America. Statements of income, stockholders' equity and cash flows have not been presented because BRP Group has not engaged in any business or other activities except in connection with its formation.
2. Stockholders' Equity
BRP Group is authorized to issue 1,000 shares of stock with the par value of $0.01 per share.
3. Commitments and Contingencies
BRP Group may be subject to legal proceedings that arise in the ordinary course of business. There are currently no proceedings to which BRP Group is a party, nor does BRP Group have knowledge of any proceedings that are threatened against it.
4. Subsequent Events
On October 28, 2019, BRP Group completed an initial public offering (the “Offering”) of its Class A common stock, in which it sold 18,859,300 shares including 2,459,300 shares pursuant to the underwriters’ over-allotment option, which subsequently settled on November 26, 2019. The shares began trading on the Nasdaq Global Select Market on October 24, 2019. The shares were sold at an initial offering price of $14.00 per share for net proceeds of approximately $241.9 million after deducting underwriting discounts and commissions of $17.8 million and estimated offering expenses of approximately $4.3 million payable by BRP. Pursuant to the reorganization transactions undertaken in connection with the Offering, all outstanding equity units in BRP automatically converted into a single class of LLC units (the “LLC Units”).
Upon the consummation of the Offering, BRP Group's authorized capital stock consists of 300,000,000 shares of Class A common stock with a par value $0.01, 50,000,000 shares of Class B common stock with a par value of $0.0001 per share, and 50,000,000 shares of preferred stock with a par value of $0.01 per share.
In connection with the Offering, BRP Group and BRP entered into a series of transactions to implement an internal reorganization as follows:

•
BRP amended and restated its amended and restated limited liability company agreement (the “Amended LLC Agreement”) to, among other things, appoint BRP Group as the sole managing member of BRP and to modify BRP's capital structure to reclassify the equity interests into a single class of LLC Units;

•
as sole managing member of BRP, BRP Group will consolidate the financial results of BRP and a portion of the net income will be allocated to the noncontrolling interest to reflect the entitlement of the owners of BRP's outstanding equity interests (“BRP's LLC Members”) to a portion of BRP's net income;

•
through a series of internal transactions, BRP issued LLC Units to equity holders of its Partners (other than certain joint ventures) in exchange for all the equity interests in such Partners not held by BRP prior to such exchange;

•	BRP Group's certificate of incorporation authorized capital stock as discussed above;

•
each of BRP's members was issued shares of BRP Group's Class B common stock in an amount equal to the number of LLC Units held by each such member following the reclassification of the equity interest into LLC Units;

•
under the Amended LLC Agreement, BRP's LLC Members have the right to require BRP to redeem all or a portion of their LLC Units for, at BRP Group's election, newly-issued shares of Class A common stock on a one-for-one basis or a cash payment;

•	BRP Group and BRP's members entered into the Stockholders Agreement, which provides that approval by BRP's LLC Members is required for certain corporate actions; and

•	BRP Group entered into the Tax Receivable Agreement as discussed below.
Omnibus Incentive Plan
On October 24, 2019, BRP Group adopted the BRP Group, Inc. Omnibus Incentive Plan (the “Incentive Plan”). The purpose of the Incentive Plan is to motivate and reward employees and other individuals to perform at the highest level and contribute significantly to our success, thereby furthering the best interests of BRP Group's shareholders.
In connection with the Offering, BRP Group granted under the Incentive Plan an aggregate of 504,145 shares of Class A common stock to Risk Advisors and each BRP Colleague, subject to various vesting terms (collectively, the “IPO Grants”). These IPO Grants are one time grants solely related to the Offering.
Subject to adjustment, the Incentive Plan permits BRP Group to make awards of 696,000 shares of Class A common stock. Additionally, the number of shares of Class A common stock reserved for issuance under the Incentive Plan will increase automatically on the first day of each fiscal year following the effective date of the Incentive Plan, by the lesser of (i) 2% of outstanding shares of Class A common stock and Class B common stock on the last day of the immediately preceding fiscal year and (ii) such number of shares as determined by BRP Group's board of directors.
Tax Receivable Agreement
On October 28, 2019, BRP Group entered into the Tax Receivable Agreement with BRP's LLC Members that provides for the payment by BRP Group to BRP's LLC Members of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that BRP Group actually realizes as a result of (i) any increase in tax basis in BRP assets resulting from (a) acquisitions by BRP Group of BRP's LLC Units from BRP's LLC Members in connection with the Offering, (b) the acquisition of LLC Units from BRP's LLC Members using the net proceeds from any future offering, (c) redemptions or exchanges by BRP's LLC Members of LLC Units and the corresponding number of shares of Class B common stock for shares of Class A common stock or cash or (d) payments under the Tax Receivable Agreement, and (ii) tax benefits related to imputed interest resulting from payments made under the Tax Receivable Agreement.

BALDWIN RISK PARTNERS, LLC AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$11,106,139	$7,995,118
Restricted cash	6,403,532	—
Premiums, commissions and fees receivable, net	45,234,625	29,385,275
Prepaid expenses and other current assets	5,663,632	1,096,430
Due from related parties	44,272	116,776
Total current assets	68,452,200	38,593,599
Property and equipment, net	2,794,425	2,148,264
Deposits and other non-current assets	962,840	102,698
Deferred financing costs, net	7,362,927	590,249
Deferred commission expense	3,418,494	2,881,721
Intangible assets, net	92,392,570	29,743,832
Goodwill	170,815,670	65,764,251
Total assets	$346,199,126	$139,824,614
Liabilities, Mezzanine Equity and Members’ Equity (Deficit)
Current liabilities:
Premiums payable to insurance companies	$42,889,326	$23,195,610
Producer commissions payable	7,126,847	3,955,373
Accrued expenses	8,661,813	2,764,870
Contract liabilities	4,349,299	1,449,848
Other current liabilities	204,738	1,032,405
Current portion of long-term debt	—	527,005
Current portion of contingent earnout liabilities	2,646,695	301,905
Total current liabilities	65,878,718	33,227,016
Advisor incentive liabilities	3,085,578	2,346,868
Revolving lines of credit	105,000,000	33,860,994
Long-term debt, less current portion	—	1,497,472
Related party debt	88,425,293	36,880,334
Contingent earnout liabilities, less current portion	32,497,049	8,947,005
Other long-term liabilities	361,481	261,684
Total liabilities	295,248,119	117,021,373
Commitments and contingencies (Note 14)
Mezzanine equity:
Redeemable noncontrolling interest	82,607,652	46,207,466
Redeemable members’ capital	172,238,469	39,353,918
Members’ equity (deficit):
Members’ capital (7,031,813 and 6,796,052 units authorized, issued and outstanding, of which 1,927,105 and 2,056,525 are included in redeemable members' capital, at September 30, 2019 and December 31, 2018, respectively)	—	—
Member note receivable	(240,438)	(89,896)
Accumulated deficit	(206,042,198)	(63,605,576)
Noncontrolling interest	2,387,522	937,329
Total members’ equity (deficit)	(203,895,114)	(62,758,143)
Total liabilities, mezzanine equity and members’ equity (deficit)	$346,199,126	$139,824,614

BALDWIN RISK PARTNERS, LLC AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Continued)
(Unaudited)
The following table presents the assets and liabilities of the Company’s consolidated variable interest entities, which are included on the condensed consolidated balance sheets above. The assets in the table below include those assets that can only be used to settle obligations of the consolidated variable interest entities.

	September 30, 2019	December 31, 2018
Assets of Consolidated Variable Interest Entities That Can Only be Used to Settle the Obligations of Consolidated Variable Interest Entities:
Cash and cash equivalents	$1,481,520	$796,076
Premiums, commissions and fees receivable, net	4,906,363	3,902,397
Prepaid expenses and other current assets	47,309	69,163
Due from related parties	—	12,500
Total current assets	6,435,192	4,780,136
Property and equipment, net	179,641	114,768
Deposits	—	2,163
Goodwill	4,034,761	4,034,761
Total assets	$10,649,594	$8,931,828
Liabilities of Consolidated Variable Interest Entities for Which Creditors Do Not Have Recourse to the Company:
Premiums payable to insurance companies	$2,931,517	$2,077,504
Producer commissions payable	729,581	514,345
Accrued expenses	433,274	320,536
Contract liabilities	809	—
Total liabilities	$4,095,181	$2,912,385

See accompanying Notes to Condensed Consolidated Financial Statements.

BALDWIN RISK PARTNERS, LLC AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Commissions and fees	$38,383,455	$18,538,628	$101,280,661	$59,023,915

Operating expenses:
Commissions, employee compensation and benefits	26,787,773	12,407,704	67,067,347	37,887,003
Operating expenses	6,320,213	3,588,312	16,711,495	9,306,295
Amortization expense	3,081,578	722,971	6,792,779	1,812,542
Change in fair value of contingent consideration	535,214	350,462	(3,221,909)	877,235
Depreciation expense	184,179	126,531	460,364	366,577
Total operating expenses	36,908,957	17,195,980	87,810,076	50,249,652

Operating income	1,474,498	1,342,648	13,470,585	8,774,263

Other income (expense):
Interest expense, net	(3,784,866)	(1,292,016)	(8,998,308)	(5,012,174)
Other income (expense), net	4,792	1,816	4,792	(210,096)
Total other expense	(3,780,074)	(1,290,200)	(8,993,516)	(5,222,270)

Net income (loss) and comprehensive income (loss)	(2,305,576)	52,448	4,477,069	3,551,993
Less: net income and comprehensive income attributable to noncontrolling interests	1,420,204	863,351	3,873,178	2,709,716
Net income (loss) and comprehensive income (loss) attributable to Baldwin Risk Partners, LLC and Subsidiaries	$(3,725,780)	$(810,903)	$603,891	$842,277

See accompanying Notes to Condensed Consolidated Financial Statements.

BALDWIN RISK PARTNERS, LLC AND SUBSIDIARIES
Condensed Consolidated Statements of Members' Equity (Deficit) and Mezzanine Equity
For the Three and Nine Months Ended September 30, 2019
(Unaudited)

For the Nine Months Ended September 30, 2019
		Members’ Equity (Deficit)					Mezzanine Equity
	Units	Members' Capital	Member Note Receivable	Accumulated Deficit	Noncontrolling Interest	Total	Redeemable Noncontrolling Interest	Redeemable Members’ Capital
Balance at December 31, 2018	6,796,052	$—	$(89,896)	$(63,605,576)	$937,329	$(62,758,143)	$46,207,466	$39,353,918
Net income	—	—	—	118,738	111,806	230,544	3,761,372	485,153
Contributions	—	—	—	—	—	—	35,307	—
Contributions through issuance of Member note receivable	—	—	(310,136)	—	46,947	(263,189)	263,189	—
Repayment of Member note receivable	—	—	159,594	—	—	159,594	—	—
Issuance and vesting of Management Incentive Units to Members	475,899	663,487	—	—	—	663,487	—	—
Issuance of Voting Common Units to redeemable common equity holder	293,660	—	—	—	—	—	—	5,509,355
Issuance of Non-Voting Common Units to Members and NCI Holders	61,982	611,954	—	—	385,710	997,664	—	—
Repurchase of Voting Common Units from Members	(595,780)	—	—	—	—	—	—	(11,177,429)
Repurchase redemption value adjustments	—	—	—	—	—	—	—	(1,322,571)
Noncontrolling interest issued in business combinations and asset acquisitions	—	—	—	—	1,000,000	1,000,000	37,636,673	—
Change in the redemption value of redeemable interests	—	—	—	(140,708,042)	—	(140,708,042)	166,758	140,541,284
Distributions	—	(1,275,441)	—	(1,847,318)	(94,270)	(3,217,029)	(5,463,113)	(1,151,241)
Balance at September 30, 2019	7,031,813	$—	$(240,438)	$(206,042,198)	$2,387,522	$(203,895,114)	$82,607,652	$172,238,469

For the Three Months Ended September 30, 2019
		Members’ Equity (Deficit)					Mezzanine Equity
	Units	Members' Capital	Member Note Receivable	Accumulated Deficit	Noncontrolling Interest	Total	Redeemable Noncontrolling Interest	Redeemable Members’ Capital
Balance at June 30, 2019	7,001,813	$—	$(255,700)	$(128,869,332)	$2,424,252	$(126,700,780)	$65,905,956	$110,596,275
Net income (loss)	—	—	—	(2,577,996)	(19,700)	(2,597,696)	1,439,904	(1,147,784)
Contributions	—	—	—	—	—	—	1,780	—
Repayment of Member note receivable	—	—	15,262	—	—	15,262	—	—
Issuance and vesting of Management Incentive Unit to Members	30,000	303,312	—	—	—	303,312	—	—
Noncontrolling interest issued in business combinations and asset acquisitions	—	—	—	—	—	—	6,674,137	—
Change in the redemption value of redeemable interests	—	—	—	(74,165,529)	—	(74,165,529)	11,123,992	63,041,537
Distributions	—	(303,312)	—	(429,341)	(17,030)	(749,683)	(2,538,117)	(251,559)
Balance at September 30, 2019	7,031,813	$—	$(240,438)	$(206,042,198)	$2,387,522	$(203,895,114)	$82,607,652	$172,238,469

BALDWIN RISK PARTNERS, LLC AND SUBSIDIARIES
Condensed Consolidated Statements of Members' Equity (Deficit) and Mezzanine Equity (Continued)
For the Three and Nine Months Ended September 30, 2018
(Unaudited)

For the Nine Months Ended September 30, 2018
		Members’ Equity (Deficit)					Mezzanine Equity
	Units	Members' Capital	Member Note Receivable	Accumulated Deficit	Noncontrolling Interest	Total	Redeemable Noncontrolling Interest	Redeemable Members’ Capital
Balance at December 31, 2017	6,190,789	$—	$—	$(40,465,787)	$547,053	$(39,918,734)	$23,474,348	$22,503,733
Adjustment to opening retained earnings due to adoption of ASC Topic 606	—	—	—	6,607,552	184,520	6,792,072	—	—
Adjusted beginning balance after adoption of ASC Topic 606	6,190,789	—	—	(33,858,235)	731,573	(33,126,662)	23,474,348	22,503,733
Net income (loss)	—	—	—	576,990	(72,759)	504,231	2,782,475	265,287
Contributions	—	—	—	—	—	—	53,204	—
Contributions through issuance of Member note receivable	—	—	(179,792)	—	—	(179,792)	—	—
Repayment of Member note receivable	—	—	44,948	—	—	44,948	—	—
Issuance and vesting of Management Incentive Unit to Members	343,659	190,051	—	—	—	190,051	—	—
Issuance of Voting Common Units to redeemable common equity holder	251,447	—	—	—	—	—	—	2,892,145
Issuance of Non-Voting Common Units to NCI Holders	—	—	—	—	289,340	289,340	—	—
Noncontrolling interest issued in business combinations and asset acquisitions	—	—	—	—	—	—	13,394,424	—
Change in the redemption value of redeemable interests	—	—	—	(15,719,866)	—	(15,719,866)	5,216,369	10,503,497
Distributions	—	(190,051)	—	(3,079,795)	(49,267)	(3,319,113)	(3,305,574)	(1,230,154)
Balance at September 30, 2018	6,785,895	$—	$(134,844)	$(52,080,906)	$898,887	$(51,316,863)	$41,615,246	$34,934,508

For the Three Months Ended September 30, 2018
		Members’ Equity (Deficit)					Mezzanine Equity
	Units	Members' Capital	Member Note Receivable	Accumulated Deficit	Noncontrolling Interest	Total	Redeemable Noncontrolling Interest	Redeemable Members’ Capital
Balance at June 30, 2018	6,386,911	$—	$(179,792)	$(42,438,083)	$845,767	$(41,772,108)	$36,915,222	$29,959,326
Net income (loss)	—	—	—	(535,403)	(32,795)	(568,198)	896,146	(275,500)
Contributions	—	—	—	—	—	—	22,436	—
Repayment of Member note receivable	—	—	44,948	—	—	44,948	—	—
Issuance and vesting of Management Incentive Unit to Members	343,659	97,303	—	—	—	97,303	—	—
Issuance of Voting Common Units to redeemable common equity holder	55,325	—	—	—	—	—	—	636,346
Issuance of Non-Voting Common Units to NCI Holders	—	—	—	—	109,548	109,548	—	—
Noncontrolling interest issued in business combinations and asset acquisitions	—	—	—	—	—	—	2,641,203	—
Change in the redemption value of redeemable interests	—	—	—	(7,745,916)	—	(7,745,916)	2,590,387	5,155,529
Distributions	—	(97,303)	—	(1,361,504)	(23,633)	(1,482,440)	(1,450,148)	(541,193)
Balance at September 30, 2018	6,785,895	$—	$(134,844)	$(52,080,906)	$898,887	$(51,316,863)	$41,615,246	$34,934,508
See accompanying Notes to Condensed Consolidated Financial Statements.

BALDWIN RISK PARTNERS, LLC AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$4,477,069	$3,551,993
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,253,143	2,179,119
Amortization of deferred financing costs	1,117,037	91,665
Loss on modification and extinguishment of debt	114,839	—
Issuance of Voting Common Units to redeemable common equity holder	—	2,892,145
Issuance and vesting of Management Incentive Units to Members	663,487	190,051
Participation unit compensation	149,797	93,750
Stock-based compensation expense	109,810	930,155
Change in fair value of contingent consideration	(3,221,909)	877,235
Changes in operating assets and liabilities, net of effect of acquisitions:
Premiums, commissions and fees receivable, net	(441,086)	1,309,824
Prepaid expenses and other assets	(384,176)	(107,429)
Due from related parties	72,504	(26,273)
Deferred commission expense	(536,773)	(633,078)
Accounts payable, accrued expenses and other current liabilities	5,015,551	(1,825,051)
Contract liabilities	105,467	1,005,148
Other long-term liabilities	—	(552,529)
Net cash provided by operating activities	14,494,760	9,976,725
Cash flows from investing activities:
Capital expenditures	(1,464,723)	(364,560)
Investment in business venture	(200,000)	—
Cash consideration paid for asset acquisitions, net of cash received	(671,342)	(6,137,830)
Cash consideration paid for business combinations, net of cash received	(99,486,015)	(35,091,989)
Net cash used in investing activities	(101,822,080)	(41,594,379)
Cash flows from financing activities:
Payment of contingent earnout consideration	—	(2,892,000)
Payment of guaranteed earnout consideration	(812,500)	(62,500)
Net borrowings on revolving line of credit	71,139,006	23,878,188
Proceeds from related party debt	51,544,959	23,520,000
Payments on long-term debt	(2,024,477)	(420,369)
Payments of debt issuance costs	(2,495,199)	(355,660)
Proceeds from advisor incentive buy-ins	628,902	81,510
Proceeds from issuance of Non-Voting Common Units to Members	1,157,258	154,496
Repurchase of Voting Common Units from Members	(12,500,000)	—
Contributions	35,307	53,204
Distributions	(9,831,383)	(7,854,841)
Net cash provided by financing activities	96,841,873	36,102,028
Net increase in cash and cash equivalents and restricted cash	9,514,553	4,484,374
Cash and cash equivalents and restricted cash at beginning of period	7,995,118	3,123,413
Cash and cash equivalents and restricted cash at end of period	$17,509,671	$7,607,787

BALDWIN RISK PARTNERS, LLC AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
	For the Nine Months Ended September 30,
	2019	2018
Supplemental schedule of cash flow information:
Cash paid during the year for interest	$7,479,755	$1,710,954
Disclosure of non-cash investing and financing activities:
Change in the redemption value of redeemable interests	$140,708,042	$15,719,866
Noncontrolling interest issued in business combinations	38,636,673	13,394,424
Contingent earnout consideration for business combinations	29,101,001	5,815,272
Capitalization of issuance to redeemable common member	5,509,355	—
Capitalization of Offering costs	4,207,209	—
Contingently returnable consideration for business combinations	321,147	—
Contingent earnout consideration for asset acquisitions	15,742	1,042,523
Guaranteed earnout for asset acquisitions	—	250,000
Note payable issued to seller for asset acquisition	—	750,000

See accompanying Notes to Condensed Consolidated Financial Statements.

BALDWIN RISK PARTNERS, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Business and Basis of Presentation
On October 28, 2019, BRP Group, Inc. (“BRP Group”) completed its initial public offering (the “Offering”) of Class A common stock and became the sole managing member of Baldwin Risk Partners, LLC ("BRP" or the "Company”). The operations of BRP represent the predecessor to BRP Group prior to the Offering. The consolidated entities of BRP are described in more detail under Principles of Consolidation below.
BRP, a Delaware limited liability company, is a diversified insurance agency and services organization that markets and sells insurance products and services to its customers throughout the U.S. BRP and its subsidiaries operate through four Operating Groups, including Middle Market, Specialty, MainStreet, and Medicare, which are discussed in more detail in Note 15.
BRP was formed during 2012 when the members of Baldwin Krystyn Sherman Partners, LLC (“BKS”) contributed their units of ownership for an equal number of units in BRP, at which time BKS became a wholly-owned subsidiary of BRP.
BRP Group was incorporated in the state of Delaware on July 1, 2019.
Initial Public Offering
On October 28, 2019, BRP Group completed the Offering of 18,859,300 shares of its Class A common stock including 2,459,300 shares pursuant to the underwriters’ over-allotment option, which subsequently settled on November 26, 2019. The shares began trading on the Nasdaq Global Select Market on October 24, 2019. The shares were sold at an initial offering price of $14.00 per share for net proceeds of approximately $241.9 million after deducting underwriting discounts and commissions of $17.8 million and estimated offering expenses of approximately $4.3 million payable by the Company. Pursuant to the reorganization transactions undertaken in connection with the closing of the Offering, all outstanding equity units in BRP automatically converted into a single class of LLC units (the “LLC Units”).
The accompanying financial statements as of September 30, 2019, including share and per share amounts, do not give effect to the Offering or conversion into LLC Units as they were completed subsequent to September 30, 2019.
Principles of Consolidation
The consolidated financial statements include the accounts of BRP and its wholly-owned subsidiaries, BRP Main Street Holdings, LLC (“Main Street”), BRP Medicare Insurance Holdings, LLC (“MIH”), BRP Insurance Intermediary Holdings, LLC (“BIH”), BRP Colleague Inc. (“BRP Colleague”), and a 96.6% interest in BKS.
Main Street includes a 45% interest in Laureate Insurance Partners, LLC (“Laureate”), a 75% interest in BRP Ryan Insurance, LLC (“Ryan”), a 90% interest in BRP Bradenton Insurance, LLC (“Bradenton”), a 58.9% interest in BRP Affordable Home Insurance, LLC (“AHI”), a 60% interest in BRP Black Insurance, LLC (“Black”), a 50% interest in The Villages Insurance Partners, LLC (“TVIP”), and a 80% interest in BRP Foundation, LLC (“Foundation”).
MIH includes its wholly-owned subsidiaries, BRP Medicare Insurance I, LLC, BRP Medicare Insurance II, LLC and BRP Medicare Insurance III, LLC.
BIH includes a 70% interest in Millennial Specialty Insurance, LLC and a 60% interest in AB Risk Specialist, LLC (“ABRS”), which holds a 66.7% interest in KB Risk Solutions, LLC (“KBRS”).
BKS includes the accounts of its wholly-owned subsidiary BKS Private Risk Group, LLC, a 50% interest in BKS-IPEO JV Partners, LLC (“iPEO”), a 60% interest in BKS Smith, LLC (“Smith”), a 60% interest in BKS MS, LLC (“Saunders”), a 51% interest in BKS Partners Galati Marine Solutions, LLC (“Galati”), and an 89.1% interest in BKS D&M Holdings, LLC (“D&M Holdings”), which holds an 85% interest in BRP D&M Insurance, LLC (“D&M”).
All intercompany transactions and balances have been eliminated in consolidation.

The Company has prepared these consolidated financial statements in accordance with Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“Topic 810”). Topic 810 requires that if an enterprise is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity should be included in the consolidated financial statements of the enterprise. The Company has recognized TVIP and the Company's joint ventures, which include iPEO, Laureate, Smith, Saunders and Galati, as variable interest entities of which the Company is the primary beneficiary. Accordingly, the accounts of these entities are included in the consolidated financial statements of the Company. Refer to Note 4 for additional information regarding the Company's variable interest entities.
Topic 810 also requires that the equity of a noncontrolling interest shall be reported in the consolidated balance sheets within total equity of the Company. Certain redeemable noncontrolling interests are reported in the condensed consolidated balance sheets as mezzanine equity. Topic 810 also requires revenues, expenses, gains, losses, net income or loss, and other comprehensive income or loss to be reported in the consolidated financial statements at consolidated amounts, which include amounts attributable to the owners of the parent and the noncontrolling interests. Refer to the Redeemable Noncontrolling Interest and Noncontrolling Interest sections of Note 2 for additional information.
Unaudited Interim Financial Reporting
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. Accordingly, they do not include all the information and related notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting of recurring accruals, considered necessary for fair statement have been included. The accompanying balance sheet for the year ended December 31, 2018 was derived from audited financial statements, but does not include all disclosures required by GAAP. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the year ended December 31, 2018 included in the Prospectus.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates underlying the accompanying consolidated financial statements include the application of guidance for revenue recognition, business combinations and purchase price allocation, allowances for estimated policy cancellations and doubtful accounts, impairment of long-lived assets including goodwill, redemption value of mezzanine equity, and the value of incentive units.
Changes in Presentation
A reclassification has been made to the statement of members' equity (deficit) and mezzanine equity for the six months ended June 30, 2019 that affects the balances of noncontrolling interest and redeemable noncontrolling interest at June 30, 2019 as well as the classification between noncontrolling interest and redeemable noncontrolling interest under contributions through issuance of member note receivable for the three months ended September 30, 2019.
Recent Accounting Pronouncements
As an emerging growth company, the Jumpstart Our Business Startups (“JOBS”) Act permits the Company an extended transition period for complying with new or revised accounting standards affecting public companies. The Company has elected to use this extended transition period and adopt certain new accounting standards on the private company timeline, which means that the Company’s financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards on a non-delayed basis. The Company has elected the extended transition period for the adoption of the Accounting Standards Updates (“ASU”) below, except those where early adoption was both permitted and elected.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases. ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. In March 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842): Codification Improvements, which improves upon the guidance issued in ASU 2016-02. This guidance is effective for the fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021, with early adoption permitted. The Company is currently evaluating the full effect that the adoption of this standard will have on its consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements (“ASU 2016-13”), which amends the guidance for recognizing credit losses on financial instruments measured at amortized cost. ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The FASB has subsequently issued several additional ASUs related to credit losses, which improved upon, and provided transition relief for, the guidance issued in ASU 2016-13 and extended the adoption date for nonpublic business entities. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the full effect that the adoption of this standard will have on its consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 provides guidance on the classification of contingent consideration payments made after a business combination and other cash receipts and payments. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019, with early adoption permitted. The adoption of this guidance will impact the presentation of the cash flows, but will not otherwise have a significant impact on the Company's results of operations or financial condition.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which requires that the statement of cash flows explain the changes during the period of cash and cash equivalents inclusive of amounts categorized as restricted cash. The Company adopted ASU 2016-18 in connection with the acquisition of Millennial Specialty Insurance LLC in April 2019. With the adoption of ASU 2016-18, the statements of cash flows detail the change in the balance of cash and cash equivalents and restricted cash. The adoption of this guidance did not have any effect on cash flows for the nine months ended September 30, 2018.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which amends the guidance on goodwill. Under ASU 2017-04, goodwill impairment is measured as the amount by which a reporting unit’s carrying value exceeds its fair value, while not exceeding the carrying value of goodwill. ASU 2017-04 eliminates existing guidance that requires an entity to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all its assets and liabilities as if that reporting unit had been acquired in a business combination. The Company early adopted this guidance for impairment tests effective January 1, 2019 and it did not have any impact on the Company's financial statements for the current period.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) (“Topic 820”): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements related to fair value measurement, by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements, such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in ASU 2018-13 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.
2. Significant Accounting Policies
There have been no material changes in the Company’s significant accounting policies from those that were disclosed for the year ended December 31, 2018 in the Prospectus, except as noted below.

Revenue Recognition
In connection with the Company's business acquisition of Millennial Specialty Insurance LLC in April 2019, the Company has a new revenue stream for policy fee and installment fee revenue. The Company earns policy fee revenue for acting in its capacity as a managing general agent (“MGA”) on behalf of the Insurance Company Partner and fulfilling certain services including delivery of policy documents, processing payments and other administrative functions during the term of the insurance policy. Policy fee revenue is deferred and recognized over the life of the policy. These deferred amounts are recognized as deferred policy fee revenue, which is included in contract liabilities on the condensed consolidated balance sheets. The Company earns installment fee revenue related to policy premiums paid on an installment basis for payment processing services performed on behalf of the Insurance Company Partner. The Company recognizes installment fee revenue in the period the services are performed.
Restricted Cash
Restricted cash includes amounts that are legally restricted as to use or withdrawal. Restricted cash represents cash collected from customers that is payable to insurance companies and for which segregation of this cash is either (i) required by the state of domicile for the office conducting the transaction, or (ii) required by contract with the relevant insurance company providing coverage.
Redeemable Noncontrolling Interest
ASC Topic 480, Distinguishing Liabilities from Equity (“Topic 480”), requires noncontrolling interests that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (i) at a fixed or determinable price on a fixed or determinable date, (ii) at the option of the holder, or (iii) upon the occurrence of an event that is not solely within the control of the issuer. The equity securities of certain of the Company's noncontrolling interests contain an embedded put feature that is redeemable at the election of the interest holder. The Company has no control over whether the put option is exercised and, therefore, redemption is outside the Company's control. As such, these equity securities are recorded as redeemable noncontrolling interests, which are classified in mezzanine equity on the Company’s condensed consolidated balance sheets.
Redeemable noncontrolling interests are reported at estimated redemption value measured as the greater of estimated fair value at the end of each reporting period or the historical cost basis of the redeemable noncontrolling interest adjusted for cumulative earnings or loss allocations. The resulting increases or decreases to redemption value, if applicable, are recognized as adjustments to retained earnings.
The accounts of the following joint ventures have been consolidated into the Company’s consolidated financial statements since their respective inceptions. The noncontrolling ownership interests in the Company's subsidiaries described below are presented as redeemable noncontrolling interest in the consolidated financial statements.

•	In 2012, the Company formalized a purchase agreement with Insurance Agencies of the Villages, Inc. (“IAV”) in order to acquire a 50% equity stake in TVIP by purchasing units of membership interest.

•	In 2014, iPEO was formed to join with iPEO Solutions, LLC (“Solutions”) in order to share commissions for services related to Solutions customers. Solutions has a 50% ownership interest in iPEO.

•
In 2017, Ryan was formed in order to acquire substantially all the assets and liabilities of Ryan Insurance & Financial Services, Inc. from Sean D. Ryan. Sean D. Ryan has a 25% ownership interest in Ryan.

•
In 2017, AHI was formed in order to acquire substantially all the assets and liabilities of Affordable Home Insurance, Inc. from Dennis P. Gagnon, Jr. (“Gagnon”). Gagnon has since transferred some of his original interest to other employees of AHI (“AHI Members”). Gagnon and AHI Members have a combined 41.1% ownership interest in AHI.

•
In 2017, D&M was formed in order to acquire substantially all the assets and liabilities of D&M Insurance Solutions, LLC from W. David Cox and Michael P. Ryan. Additionally, D&M Holdings was formed by BKS and KMW Consulting, LLC (“KMW”) to hold D&M. W. David Cox and Michael P. Ryan have a 15% ownership interest in D&M and KMW has a 9.9% ownership interest in D&M Holdings.

•
In 2017, Bradenton was formed in order to acquire substantially all the assets and liabilities of Bradenton Insurance, Inc. from Robert J. Wentzell and Robert J. Wentzell Family Partnership (collectively, “Wentzell”). Wentzell has a 10% ownership interest in Bradenton.

•
In 2017, Smith was formed to join with Smith & Associates Real Estate, Inc. (“Smith & Associates”) in order to share commissions for services related to Smith & Associates customers. Smith & Associates has a 40% ownership interest in Smith.

•
In 2017, Saunders was formed to join with Michael Saunders & Company (“Saunders & Company”) in order to share commissions for services related to Saunders & Company customers. Saunders and Company has a 40% ownership interest in Saunders.

•
In 2018, Black was formed in order to acquire substantially all the assets and liabilities of Black Insurance and Financial Services, LLC from Christopher R. Black (“Chris Black”). Chris Black has a 40% ownership interest in Black.

•
In 2018, BIH was formed in order to acquire 60% of the membership interests of ABRS, which owned a 100% membership interest in KBRS, from AB Risk Holdco, Inc. (“AB Holdco”). Additionally, immediately following BIH’s acquisition of the membership interests of ABRS, Emanuel Lauria (“Lauria”) was issued a 33.3% membership interest in KBRS. AB Holdco has a 40% ownership interest in ABRS.

•
In 2018, BKS acquired substantially all the assets and liabilities of Montoya Property & Casualty Insurance from Montoya and Associates, LLC (“Montoya & Associates”). Montoya & Associates has a 1.5% ownership interest in BKS.

•
In 2019, BIH acquired 70% of the membership interests of Millennial Specialty Insurance, LLC from Millennial Specialty Holdco, LLC (“MSH”). MSH has a 30% ownership interest in Millennial Specialty Insurance, LLC.

•
In 2019, BKS Financial Investments, LLC was formed to acquire substantially all the assets and liabilities of Fiduciary Partners Investment Consulting, LLC and BKS acquired substantially all the assets and liabilities of Fiduciary Partners Retirement Group, Inc. (“FPRG”) and Fiduciary Partners Group, LLC. FPRG has a 0.3% ownership interest in BKS.

•
In 2019, Foundation was formed in order to acquire substantially all the assets and liabilities of Foundation Insurance of Florida, LLC from its members (“Foundation Members”). The Foundation Members have a 20% ownership interest in Foundation.

Redeemable Members’ Capital
Topic 480 requires common units that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (i) at a fixed or determinable price on a fixed or determinable date, (ii) at the option of the holder, or (iii) upon the occurrence of an event that is not solely within the control of the issuer. The Voting Common Units of two minority holders contain certain put and call rights in conjunction with termination at the greater of fair value or a floor, as defined in the Company’s amended and restated limited liability operating agreement (“Operating Agreement”). The Company has no control over whether the put option is exercised and, therefore, redemption is outside the Company's control. As such, these equity securities are recorded as redeemable members’ capital, which are classified in mezzanine equity on the Company’s condensed consolidated balance sheets.
The Voting Common Units of the two minority holders are measured as the greater of estimated redemption value at the end of each reporting period or the historical cost basis of the redeemable common units adjusted for cumulative earnings or loss allocations. During March 2019, the Company repurchased 595,780 Voting Common Units of the two minority founders for $12.5 million.
Noncontrolling Interest
Noncontrolling interests are reported at historical cost basis adjusted for cumulative earnings or loss allocations and classified in members’ equity (deficit) on the condensed consolidated balance sheets.
The accounts of the following entities have been consolidated into the Company’s consolidated financial statements since their respective inceptions. The noncontrolling ownership interests in the Company's subsidiaries described below are presented as noncontrolling interest in the condensed consolidated financial statements.

•	In 2007, Galati was formed to join with GMI Holdings (“GMI”) in order to share commissions from policies related to GMI customers. GMI has a 49% ownership interest in Galati.

•
In 2017, Laureate was formed to join with Tavistock Insurance Partners, LLC (“Tavistock”) and Matthew Hammer (“Hammer”) in order to share commissions for services related to Tavistock customers. Tavistock has a 50% ownership interest in Laureate and Hammer has a 5% ownership interest in Laureate.

•
In 2019, BKS acquired substantially all the assets and liabilities of Lykes Insurance, Inc. from Lykes Bros. Inc. Certain former employees of Lykes Insurance, Inc. have a 0.7% ownership interest in BKS.

•	One of the Company's Risk Advisors holds 19,639 Non-Voting Common Units in BKS.
3. Business Combinations
The Company completed four business combinations for an aggregate purchase price of $173.5 million during the nine months ended September 30, 2019. In accordance with ASC Topic 805, Business Combinations (“Topic 805”), total consideration was first allocated to the fair value of assets acquired, including liabilities assumed, with the excess being recorded as goodwill. For financial statement purposes, goodwill is not amortized but rather is evaluated for impairment at least annually or more frequently if an event occurs that indicates goodwill may be impaired. Goodwill is deductible for tax purposes and will be amortized over a period of fifteen years.
The intangible assets acquired in connection with business combinations during the nine months ended September 30, 2019 have an estimated weighted-average life as follows:

	Weighted-Average Life
Purchased customer accounts	16.6	years
Software	5	years
Carrier relationships	20	years
Trade names	5	years
The recorded purchase price for certain business combinations includes an estimation of the fair value of continent consideration obligations associated with potential earnout provisions, which are generally based on earnings before income taxes, depreciation and amortization (“EBITDA”). The contingent earnout consideration identified in the tables below are measured at fair value within Level 3 of the fair value hierarchy as discussed further in Note 13. Any subsequent changes in the fair value of contingent earnout liabilities will be recorded in the consolidated statements of comprehensive income (loss) when incurred.
The recorded purchase price for certain business combinations also includes an estimation of the fair value of noncontrolling interests, which are calculated based on a valuation of the entity with the relevant percentage applied.
The Company completed the following four business combinations during the nine months ended September 30, 2019:

•	Lykes Insurance, Inc. (“Lykes”), a Middle Market Partnership effective March 1, 2019, was made to expand the Company’s Middle Market business presence in Florida.

•
Millennial Specialty Insurance LLC (“MSI”), a Specialty Partnership effective April 1, 2019, was made to obtain access to certain technology and invest in executive talent for building and growing the MGA of the Future and to apply its functionality to other insurance placement products, as well as to expand the Company's market share in specialty renter’s insurance. MGA of the Future is a national renter's insurance product distributed via sub-agent partners and property management software providers, which has expanded distribution capabilities for new products through the Company's wholesale and retail networks.

•
Fiduciary Partners Retirement Group, Inc., Fiduciary Partners Group, LLC and Fiduciary Partners Investment Consulting, LLC (“Fiduciary Partners”), a Middle Market Partnership effective July 1, 2019, was made to expand our employee benefits group business in the Middle Market Operating Group.

•	Foundation Insurance of Florida, LLC (“Foundation Insurance”), a MainStreet Partnership effective date of August 1, 2019, was made to expand the Company's MainStreet business presence in Florida.
The operating results of these business combinations have been included in the condensed consolidated statements of comprehensive income (loss) since their respective acquisition dates. The Company recognized total revenues and net income from its business combinations of $29.5 million and $1.5 million, respectively, for the nine months ended September 30, 2019.

Acquisition-related costs incurred in connection with these business combinations are recorded in operating expenses in the condensed consolidated statements of comprehensive income (loss). The Company incurred acquisition-related costs from its business combinations of $502,000 for the nine months ended September 30, 2019.
The table below provides a summary of the total consideration and the estimated purchase price allocations made for each of the business acquisitions that became effective during the nine months ended September 30, 2019. Due to the complexity of valuing the consideration paid and the purchase price allocation and the timing of these activities, certain amounts included in the condensed consolidated financial statements may be provisional and subject to additional adjustments within the measurement period as permitted by Topic 805. Any measurement period adjustments related to prior period business combinations have been reflected as current period adjustments for the nine months ended September 30, 2019 in accordance with Topic 805.

	Lykes	MSI	Fiduciary Partners	Foundation Insurance	Totals
Cash consideration paid	$36,044,000	$45,505,000	$2,550,000	$20,800,000	$104,899,000
Fair value of contingent earnout consideration	—	25,603,000	151,454	3,346,547	29,101,001
Fair value of noncontrolling interest	1,000,000	30,962,536	637,500	6,036,637	38,636,673
Fair value of contingently returnable consideration	—	—	(321,147)	—	(321,147)
Trust balance adjustment	—	1,137,918	—	—	1,137,918
Total consideration	$37,044,000	$103,208,454	$3,017,807	$30,183,184	$173,453,445

Cash	$471,635	$6,029,268	$—	$50,000	$6,550,903
Premiums, commissions and fees receivable	951,246	14,436,999	20,019	—	15,408,264
Other assets	17,778	306,970	1,300	—	326,048
Intangible assets
Purchased customer accounts	8,742,000	11,240,000	1,874,000	8,709,000	30,565,000
Carrier relationships	—	6,000,000	—	—	6,000,000
Software	—	30,000,000	—	—	30,000,000
Trade names	—	1,820,000	—	—	1,820,000
Goodwill	28,692,525	53,764,165	1,123,988	21,470,741	105,051,419
Total assets acquired	38,875,184	123,597,402	3,019,307	30,229,741	195,721,634
Premiums and producer commissions payable	(1,831,184)	(17,447,050)	—	—	(19,278,234)
Deferred revenue	—	(2,793,984)	—	—	(2,793,984)
Other current liabilities	—	(147,914)	(1,500)	(46,557)	(195,971)
Total liabilities acquired	(1,831,184)	(20,388,948)	(1,500)	(46,557)	(22,268,189)
Net assets acquired	$37,044,000	$103,208,454	$3,017,807	$30,183,184	$173,453,445

Maximum potential contingent earnout consideration	$—	$61,500,000	$2,225,000	$21,750,000	$85,475,000
Concurrently with the Lykes Partnership, certain former employees of Lykes purchased 4,658 Non-Voting Common Units of BKS for approximately $433,000, which resulted in a noncontrolling interest in BKS.
The following unaudited pro forma consolidated results of operations are provided for illustrative purposes only and have been presented as if the acquisitions of Lykes, MSI, Fiduciary Partners and Foundation Insurance occurred on January 1, 2018. This unaudited pro forma information should not be relied upon as being indicative of the historical results that would have been obtained if the acquisitions had occurred on that date, nor of the results that may be obtained in the future.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Total revenues	$38,800,566	$31,656,150	$115,837,987	$94,225,271
Net income (loss)	(2,183,808)	3,282,393	9,772,443	10,496,985

4. Variable Interest Entities
Topic 810 requires a reporting entity to consolidate a variable interest entity (“VIE”) when the reporting entity has a variable interest or combination of variable interests that provide the entity with a controlling financial interest in the VIE. The Company continually assesses whether it has a controlling financial interest in each of its VIEs to determine if it is the primary beneficiary of the VIE and should, therefore, consolidate each of the VIEs. A reporting entity is considered to have a controlling financial interest in a VIE if it has (i) the power to direct the activities of a VIE that most significantly impact the VIE's economic performance, and (ii) the obligation to absorb the losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE.
The Company has determined that it is the primary beneficiary of its VIEs, which include TVIP and the Company’s joint ventures, iPEO, Laureate, Smith, Saunders and Galati, and has consolidated these entities into the consolidated financial statements. The assets of the consolidated VIEs can only be used to settle the obligations of the consolidated VIEs and the creditors of the liabilities of the consolidated VIEs do not have recourse to the Company.
Total revenues and expenses of the Company's consolidated VIEs included in the condensed consolidated statements of comprehensive income (loss) were $3.3 million and $2.4 million, respectively, for the three months ended September 30, 2019, $2.9 million and $2.2 million, respectively, for the three months ended September 30, 2018, $11.1 million and $7.1 million, respectively, for the nine months ended September 30, 2019 and $10.1 million and $6.7 million, respectively, for the nine months ended September 30, 2018.
The following tables provide a summary of the carrying amounts of the assets and liabilities of the Company's consolidated VIEs at each of the balance sheet dates:

	At September 30, 2019
	TVIP	iPEO	Laureate	Smith	Saunders	Total
Assets
Cash and cash equivalents	$1,441,613	$7,837	$23,821	$159	$8,090	$1,481,520
Premiums, commissions and fees receivable, net	1,395,029	3,458,920	1,242	2,492	48,680	4,906,363
Prepaid expenses and other current assets	35,805	5,552	4,425	—	1,527	47,309
Total current assets	2,872,447	3,472,309	29,488	2,651	58,297	6,435,192
Property and equipment, net	145,242	—	34,399	—	—	179,641
Goodwill	4,034,761	—	—	—	—	4,034,761
Total assets	$7,052,450	$3,472,309	$63,887	$2,651	$58,297	$10,649,594
Liabilities
Premiums payable to insurance companies	$296,842	$2,629,160	$240	$5,084	$191	$2,931,517
Producer commissions payable	344,672	367,063	1,166	—	16,680	729,581
Accrued expenses	433,274	—	—	—	—	433,274
Contract liabilities	809	—	—	—	—	809
Total liabilities	$1,075,597	$2,996,223	$1,406	$5,084	$16,871	$4,095,181

	At December 31, 2018
	TVIP	iPEO	Laureate	Smith	Saunders	Total
Assets
Cash and cash equivalents	$770,196	$646	$24,872	$259	$103	$796,076
Premiums, commissions and fees receivable, net	1,170,739	2,725,471	122	—	6,065	3,902,397
Prepaid expenses and other current assets	50,311	13,948	4,904	—	—	69,163
Due from related parties	—	—	12,500	—	—	12,500
Total current assets	1,991,246	2,740,065	42,398	259	6,168	4,780,136
Property and equipment, net	73,723	—	41,045	—	—	114,768
Deposits	2,163	—	—	—	—	2,163
Goodwill	4,034,761	—	—	—	—	4,034,761
Total assets	$6,101,893	$2,740,065	$83,443	$259	$6,168	$8,931,828
Liabilities
Premiums payable to insurance companies	$28,744	$2,043,246	$—	$—	$5,514	$2,077,504
Producer commissions payable	226,956	281,885	—	5,161	343	514,345
Accrued expenses	316,212	2,007	1,439	505	373	320,536
Total liabilities	$571,912	$2,327,138	$1,439	$5,666	$6,230	$2,912,385
5. Revenue
The following table provides disaggregated commissions and fees revenue by major source:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Direct bill revenue (1)	$17,663,486	$12,631,632	$53,257,805	$38,234,171
Agency bill revenue (2)	14,253,187	4,143,598	31,084,397	13,349,345
Profit-sharing revenue (3)	1,586,861	553,969	7,877,062	4,727,964
Policy fee and installment fee revenue (4)	2,719,353	—	5,112,315	—
Consulting and service fee revenue (5)	1,111,616	768,880	2,337,181	1,985,561
Other income (6)	1,048,952	440,549	1,611,901	726,874
Total commissions and fees	$38,383,455	$18,538,628	$101,280,661	$59,023,915
__________

(1)
Direct bill revenue represents commission revenue earned by facilitating the arrangement between individuals/businesses and Insurance Company Partners by providing insurance placement services to Clients with Insurance Company Partners, primarily for private risk management, commercial risk management, employee benefits and Medicare insurance types.

(2)
Agency bill revenue primarily represents commission revenue earned by facilitating the arrangement between individuals/businesses and Insurance Company Partners by providing insurance placement services to Clients with Insurance Company Partners. The Company acts as an agent on behalf of the Client for the term of the insurance policy.

(3)	Profit-sharing revenue represents bonus-type revenue that is earned by the Company as a sales incentive provided by certain Insurance Company Partners.

(4)
Policy fee revenue represents revenue earned for acting in the capacity of an MGA on behalf of the Insurance Company Partner and fulfilling certain services including delivery of policy documents, processing payments and other administrative functions. Installment fee revenue represents revenue earned by the Company for providing payment processing services on behalf of the Insurance Company Partner related to policy premiums paid on an installment basis.

(5)	Service fee revenue is earned by receiving negotiated fees in lieu of a commission and consulting revenue is earned by providing specialty insurance consulting.

(6)	Other income consists primarily of Medicare marketing income that is based on agreed-upon cost reimbursement for fulfilling specific targeted marketing campaigns.

6. Contract Assets and Liabilities
Contract assets arise when the Company recognizes revenue for amounts which have not yet been billed and contract liabilities relate to payments received in advance of performance under the contract before the transfer of a good or service to the customer. Contract assets are included in premiums, commissions and fees receivable, net in the condensed consolidated balance sheets. The balances of contract assets and liabilities arising from contracts with customers were as follows:

	September 30, 2019	December 31, 2018
Contract assets	$21,420,851	$20,672,287
Contract liabilities	4,349,299	1,449,848
During the nine months ended September 30, 2019, the Company recognized revenue of $1.4 million related to the contract liabilities balance at December 31, 2018.
7. Deferred Commission Expense
The Company pays an incremental amount of compensation in the form of producer commissions on new business. In connection with the adoption of ASC Topic 340, Other Assets and Deferred Costs, on January 1, 2018, these incremental costs are deferred and amortized over five years. Deferred commission expense represents employee commissions that are capitalized and not yet expensed. The table below provides a rollforward of deferred commission expense for each of the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Balance at beginning of period	$3,093,617	$2,353,975	$2,881,721	$—
Adoption of ASC Topic 340	—	—	—	1,927,000
Costs capitalized	598,927	388,514	1,279,748	1,125,568
Amortization	(274,050)	(182,411)	(742,975)	(492,490)
Balance at end of period	$3,418,494	$2,560,078	$3,418,494	$2,560,078
8. Intangible Assets, Net and Goodwill
The Company recognizes certain separately identifiable intangible assets acquired in connection with business combinations and asset acquisitions. The Company had two transactions that were accounted for as asset acquisitions during the nine months ended September 30, 2019 in which substantially all the fair value of the gross assets acquired of $687,000 was concentrated in purchased customer accounts. Refer to Note 3 for a summary of intangible assets acquired in connection with business combinations during the nine months ended September 30, 2019. Intangible assets consist of the following:

	September 30, 2019			December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Purchased customer accounts	$64,587,299	$(7,788,104)	$56,799,195	$33,291,531	$(4,371,926)	$28,919,605
Software	30,889,158	(3,568,311)	27,320,847	569,906	(494,915)	74,991
Carrier relationships	6,000,000	(230,475)	5,769,525	—	—	—
Trade names	2,612,518	(109,515)	2,503,003	792,518	(43,282)	749,236
Totals	$104,088,975	$(11,696,405)	$92,392,570	$34,653,955	$(4,910,123)	$29,743,832
Amortization expense recorded for intangible assets was $3.1 million and $0.7 million for the three months ended September 30, 2019 and 2018, respectively, and $6.8 million and $1.8 million for the nine months ended September 30, 2019 and 2018, respectively.

Future annual estimated amortization expense over the next five years for acquired intangible assets is as follows:

Amount
For the remainder of 2019	$3,084,645
2020	11,832,926
2021	11,995,271
2022	12,217,030
2023	12,002,633
2024	7,238,846
Refer to Note 3 for a summary of goodwill recorded in connection with business combinations during the nine months ended September 30, 2019. The changes in carrying value of goodwill by reportable segment for the period are as follows:

	Middle Market	Specialty	MainStreet	Medicare	Total
Balance at December 31, 2018	$25,860,255	$9,951,299	$17,421,189	$12,531,508	$65,764,251
Goodwill of acquired businesses	29,816,513	53,764,165	21,470,741	—	105,051,419
Balance at September 30, 2019	$55,676,768	$63,715,464	$38,891,930	$12,531,508	$170,815,670
9. Long-Term Debt
At December 31, 2018, the Company had outstanding borrowings under a syndicated credit agreement with certain financial instruments (as subsequently amended and restated, the “Cadence Credit Agreement”), which provided for a $2.2 million term loan (the “Term Loan”), a $2.0 million revolving credit facility to be used for working capital purposes (the “Working Capital Line”) and a $50.0 million revolving credit facility to be used for acquisition purposes (the “Acquisitions Line” and collectively with the Working Capital Line, the “Revolving Lines of Credit”) due in May 2023.
On March 13, 2019, the Company entered into the third amended and restated Cadence Credit Agreement, which (i) increased the borrowing capacity of the Acquisitions Line to $103.0 million; (ii) increased the outstanding balance of the Acquisitions Line by $50.8 million; (iii) paid off the outstanding balance of the Term Loan with funds from the Acquisitions Line; and (iv) extended the maturity date on the Revolving Lines of Credit to March 13, 2024. The remaining terms of the Cadence Credit Agreement remained substantially unchanged.
The Company recorded debt issuance costs related to the refinancing of approximately $775,000 during the nine months ended September 30, 2019. The refinancing was accounted for as a partial extinguishment and partial modification at the individual tranche and syndicated lender level. Most of the previously unamortized deferred financing costs continue to be amortized over the term of the new agreement. The Company recorded a loss on debt modification and extinguishment related to the refinancing of $115,000 during the nine months ended September 30, 2019.
On September 21, 2019, the Company executed the first amendment to the third amended and restated Cadence Credit Agreement (the "Amendment"), which became effective concurrent with the Offering and resulted in a total borrowing capacity of $10.0 million for the Working Capital Line and $115.0 million for the Acquisitions Line. The Amendment also extended the maturity date of the Cadence Credit Agreement to October 28, 2024.
The outstanding balance of the Working Capital Line and the Acquisitions Line was $2.0 million and $103.0 million, respectively, at September 30, 2019.

The Revolving Lines of Credit are collateralized by a first priority lien on substantially all the assets of the Company, including a pledge of all equity securities of each of its subsidiaries. The interest rate of the Revolving Lines of Credit is based on either London Inter-bank Offered Rate (“LIBOR”) plus the applicable margin or the Base Rate (as defined in the Cadence Credit Agreement) plus the applicable margin and is based on the senior leverage based pricing grid below, provided that under no circumstances will LIBOR be less than 1.00% or the Base Rate be less than 2.00%:

Senior leverage ratio	Applicable margin for LIBOR loans	Applicable margin for Base Rate loans
< 3.50x	350 bps	250 bps
> 3.50x	425 bps	325 bps
The applicable interest rate on the Revolving Lines of Credit was 5.52% and 6.00% at September 30, 2019 and December 31, 2018, respectively.
The Credit Agreement requires the Company to meet certain financial covenants and comply with customary affirmative and negative covenants as listed in the underlying agreement. The Company was in compliance with these covenants at September 30, 2019.
10. Members' Equity (Deficit) and Noncontrolling Interest
At September 30, 2019 and December 31, 2018, members' equity (deficit) included Voting Common Units of the majority founder, Management Incentive Units (“Incentive Units”) and certain noncontrolling interests without redemption rights.
Incentive Units
In March 2019, the Company granted 343,659 Incentive Units in BRP to a member of senior management, which included 224,125 that vest according to time-based benchmarks and 119,534 that vest according to performance-based benchmarks. These time-based Incentive Units and performance-based Incentive Units had a grant-date fair value of $5.89 and $2.75, respectively. The time-based portion of this Member’s Incentive Units and certain performance-based Incentive Units participate in distributions from the date of issuance. This Member does not have a higher distribution preference in the event of liquidation.
In March 2019, the Company granted 42,240 performance-based Incentive Units in BRP to a member of senior management with a grant-date fair value of $2.75.
In May 2019, the Company granted 60,000 time-based Incentive Units in BRP to a member of senior management with a grant-date fair value of $19.38.
In September 2019, the Company granted 30,000 time-based Incentive Units in BRP to a member of senior management with a grant-date fair value of $18.91.
The Company recorded expense related to Incentive Units of $303,000 and $97,000 for the three months ended September 30, 2019 and 2018, respectively, and $663,000 and $190,000 for the nine months ended September 30, 2019 and 2018, respectively, which is included in commissions, employee compensation and benefits in the condensed consolidated statements of comprehensive income (loss).

Valuation Assumptions
The fair value of each time-based and performance-based Incentive Unit is estimated on the grant date using the Black-Scholes Model using the assumptions noted in the following table. Expected volatility is based on the historical volatility of a peer group of public and private companies. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The assumptions noted in the table below represent the weighted average of each assumption for each grant during the year.

	For the Nine Months Ended September 30,
	2019	2018
Expected volatility	26.1%	26.0%
Expected dividend yield	0.2%	—%
Expected life (in years)	7.0	7.0
Risk-free interest rate	3.1%	3.2%
For the Incentive Units granted in May and September 2019, the individuals are not entitled to dividends and therefore, an estimated dividend yield rate of 1.2% and 1.4%, respectively, has been applied as management's best estimate of future dividends based on projections and industry data.
Non-Voting Noncontrolling Interest
During May 2019, a member of senior management exercised his option to purchase 61,982 Non-Voting Common Units of BRP for $612,000.
11. Advisor Incentive Agreements
Three Risk Advisors have achieved the first milestone related to their advisor incentive agreements and were deemed probable of meeting the performance condition. The Company recorded $110,000 and $280,000 to compensation expense in connection with these milestones for the nine months ended September 30, 2019 and 2018, respectively.
During 2016, one Risk Advisor achieved the final milestone and became eligible for conversion. During the nine months ended September 30, 2018, this Risk Advisor’s advisor incentive agreements were amended and restated to remove the option to convert his advisor incentive right to units of BKS. The amended and restated agreement provides that the Company is obligated to purchase the Risk Advisor’s book of business upon certain termination events. In accordance with ASC 718, Compensation - Stock Compensation, the Company has recorded a liability for the expected buyout amount, which was approximately $1.6 million as of September 30, 2019 and December 31, 2018. The Company does not believe that it is probable that a termination event will occur before September 2020, and therefore, the related advisor incentive liability is reflected as a non-current liability on the condensed consolidated balance sheets. The change in value of the related advisor incentive liability resulted in compensation expense of $616,000 for the nine months ended September 30, 2018.
Approximately $1.0 million and $378,000 of the advisor incentive liabilities balance relates to the value of deposit buy-in amounts for Risk Advisors as of September 30, 2019 and December 31, 2018, respectively. The Company recognized compensation expense related to advisor incentive milestones and other events of $110,000 and $930,000 for the nine months ended September 30, 2019 and 2018, respectively, which is included in commissions, employee compensation and benefits in the condensed consolidated statements of comprehensive income (loss). Advisor incentive liabilities related to deposit buy-in amounts and milestone events are not expected to be settled in the near term and are reflected as non-current liabilities on the condensed consolidated balance sheets.
12. Related Party Transactions
Villages Transactions
Related Party Debt
During April 2016, the Company entered into the Villages Credit Agreement, which provided for a $100.0 million non-revolving line of credit (“Related Party Debt”) with Holding Company of the Villages, Inc. (“Villages”). The Related Party Debt required quarterly interest payments at a fixed rate per annum of 6.5%, beginning July 1, 2016 and continuing on the first day of each calendar quarter thereafter until maturity in April 2023. The agreement required that the Company issue Voting Common Units to Villages upon closing and concurrently with each additional advance made after the closing date. Advances on the Related Party Debt were to be made solely to finance permitted acquisitions or for general working capital purposes.

During March 2019, the Company amended and restated the Villages Credit Agreement, which (i) increased the principal borrowing amount of the Related Party Debt to $125.0 million, (ii) increased the interest rate to a fixed rate of 8.75% per annum, and (iii) changed the maturity date to September 2024. The Company issued 293,660 Voting Common Units with a share price of $18.76 to Villages on the closing date as consideration for the additional borrowing capacity. As consideration for the increase in the interest rate, the Company is no longer required to issue additional Voting Common Units to Villages upon the closing of each additional advance.
The Company recorded $5.5 million of noncash debt issuance costs related to the 293,660 Voting Common Units issued in connection with the refinancing of the Related Party Debt during the nine months ended September 30, 2019 as these Voting Common Units were issued as consideration for the refinancing. The Company also recorded an additional $1.7 million of debt issuance costs in connection with the refinancing during the nine months ended September 30, 2019. The refinancing did not qualify for extinguishment, and therefore, the previously unamortized deferred financing costs continue to be amortized over the term of the new agreement.
The Company recorded interest expense related to quarterly interest payments to Villages of $1.9 million and $235,000 for the three months ended September 30, 2019 and 2018, respectively, and $4.3 million and $934,000 for the nine months ended September 30, 2019 and 2018, respectively. The outstanding balance of the Related Party Debt was $88.4 million and $36.9 million at September 30, 2019 and December 31, 2018, respectively.
Prior to the March 2019 amendment, the agreement required that the Company issue Voting Common Units to Villages concurrently with each additional advance made on the non-revolving line of credit. The Company issued 251,447 units at a share price of $11.50 in connection with these advances during the nine months ended September 30, 2018 based on the most recent Company valuation. The issuance of these Voting Common Units is reflected in redeemable members' capital in the accompanying condensed consolidated statements of members’ equity (deficit) and mezzanine equity. Total expense incurred related to the issuance of these Voting Common Units was $2.9 million for the nine months ended September 30, 2018. This expense is included in interest expense in the accompanying condensed consolidated statements of comprehensive income (loss), as this most closely represents fees paid to Villages as a replacement for a debt discount.
Mandatory prepayments of the balances due under the loan are required upon the occurrence of certain events, as defined in the credit agreement. The loan is subordinated and there are no personal guarantees.
The credit agreement requires the Company to meet certain financial covenants and comply with customary affirmative and negative covenants as listed in the underlying agreement. The Company was in compliance with these covenants at September 30, 2019.
Commission Revenue
The Company serves as a broker for Villages. Commission revenue recorded as a result of these transactions was $537,000 and $670,000 for the three months ended September 30, 2019 and 2018, respectively, and $1.0 million and $1.1 million for the nine months ended September 30, 2019 and 2018, respectively.
Rent Expense
The Company has various agreements to lease office space from wholly-owned subsidiaries of Villages. Total rent expense incurred with respect to Villages and its wholly-owned subsidiaries was $125,000 and $121,000 for the three months ended September 30, 2019 and 2018, respectively, and $374,000 and $371,000 for the nine months ended September 30, 2019 and 2018, respectively.
Other Rent Expense
The Company has various agreements to lease office space from other related parties. Total rent expense incurred with respect to related parties other than Villages was $156,000 and $127,000 for the three months ended September 30, 2019 and 2018, respectively, and $454,000 and $259,000 for the nine months ended September 30, 2019 and 2018, respectively.

13. Fair Value Measurements
Topic 820 established a framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy under Topic 820 are described below:

Level 1:	Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2:	Inputs to the valuation methodology include:

a)	Quoted prices for similar assets or liabilities in active markets;

b)	Quoted prices for identical or similar assets or liabilities in inactive markets;

c)	Inputs other than quoted prices that are observable for that asset or liability;

d)	Inputs that are derived principally from or corroborated by observable market data by correlation or other means;

e)	If the asset or liability has a specified (contractual) term, the input must be observable for substantially the full term of the asset or liability.

Level 3:	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.
An asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.
The carrying amount of the Company’s Revolving Lines of Credit approximates fair value due to the variable interest rate based on the London Interbank Offered Rate (“LIBOR”) or the applicable base rate, as adjusted.
Methodologies used for assets and liabilities measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018 are based on limited unobservable inputs. These methods may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.
The following table summarizes Company's liabilities measured at fair value on a recurring basis within each level of the fair value hierarchy:

	September 30, 2019	December 31, 2018
Level 3
Contingently returnable consideration	$321,147	$—
Level 3 Assets	$321,147	$—

Contingent earnout liabilities	$35,143,744	$9,248,910
Level 3 Liabilities	$35,143,744	$9,248,910
The Company's contingently returnable consideration at September 30, 2019 represents a contingent right of return from Fiduciary Partners to reimburse the Company for a portion of the purchase price as part of the Fiduciary Partners transaction. The balance of the contingently returnable consideration was determined in connection with the purchase price allocation for the Fiduciary Partners acquisition and there were no changes to the fair value of the asset at the end of the current period. Accordingly, the contingently returnable consideration is not included in the Level 3 rollforward below. The Company has assessed the maximum estimated refund relating to the contingently returnable consideration to be $1.3 million at September 30, 2019.

The Company measures contingently returnable consideration and contingent earnout liabilities at fair value at each reporting period using significant unobservable inputs classified within Level 3 of the fair value hierarchy. The Company uses a probability weighted value analysis as a valuation technique to convert future estimated cash flows to a single present value amount. The significant unobservable inputs used in the fair value measurements are sales projections over the earnout period, and the probability outcome percentages assigned to each scenario. Significant increases or decreases to either of these inputs would result in a significantly higher or lower asset or liability with a higher asset capped by the contractual maximum of the contingently returnable consideration and a higher liability capped by the contractual maximum of the contingent earnout consideration. Ultimately, the asset and liability will be equivalent to the amount settled, and the difference between the fair value estimate and amount settled will be recorded in earnings for business combinations, or as a reduction of the cost of the assets acquired for asset acquisitions. Refer to Note 3 for additional information regarding contingently returnable consideration and contingent earnout consideration recorded in connection with business acquisitions.
The fair value of the contingent earnout liability is based on sales projections for the acquired entities, which are reassessed each reporting period. Based on the Company's ongoing assessment of the fair value of contingent earnout liability, the Company recorded a net decrease in the estimated fair value of such liabilities for prior period acquisitions of $3.2 million for the nine months ended September 30, 2019. The Company has assessed the maximum estimated exposure to the contingent earnout liabilities to be $104.4 million at September 30, 2019.
The following table sets forth a summary of the changes in the fair value of the Company’s contingent earnout liabilities, which are measured at fair value on a recurring basis utilizing Level 3 assumptions in their valuation:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Balance at beginning of period	$31,110,529	$6,678,775	$9,248,910	$4,055,418
Payment of contingent consideration	—	—	—	(2,892,000)
Fair value of contingent consideration recorded in connection with business combinations	3,498,001	1,567,306	29,101,001	5,815,272
Change in fair value of contingent consideration	535,214	350,462	(3,221,909)	877,235
Fair value of contingent consideration recorded in connection with asset acquisitions	—	301,905	15,742	1,042,523
Balance at end of period	$35,143,744	$8,898,448	$35,143,744	$8,898,448
14. Commitments and Contingencies
The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
15. Segment Information
BRP’s business is divided into four Operating Groups: Middle Market, Specialty, MainStreet, and Medicare.

•	Middle Market provides private risk management, commercial risk management and employee benefits solutions for mid-to-large size businesses and high net worth individuals and families.

•
Specialty represents a wholesale co-brokerage platform that delivers specialty insurers, professionals, individuals and niche industry businesses expanded access to exclusive specialty markets, capabilities and programs requiring complex underwriting and placement. With the addition of the MSI Partnership in April 2019 as discussed in Note 3, Specialty also represents a leading technology platform. MGA of the Future is a national renter's insurance product distributed via sub-agent partners and property management software providers, which has expanded distribution capabilities for new products through our wholesale and retail networks.

•	MainStreet offers personal insurance, commercial insurance and life and health solutions to individuals and businesses in their communities.

•
Medicare offers consultation for government assistance programs and solutions, including traditional Medicare and Medicare Advantage, to seniors and Medicare-eligible individuals through a network of agents.

In the Middle Market, MainStreet, and Specialty Operating Groups, the Company generates commissions and fees from insurance placement under both agency bill and direct bill arrangements. In addition, BRP generates profit sharing income in each of those segments based on either the underlying book of business or performance, such as loss ratios. In the Middle Market Operating Group only, the Company generates fees from service fee and consulting arrangements. Service fee arrangements are in place with certain customers in lieu of commission arrangements.
In the Medicare Operating Group, BRP generates commissions and fees in the form of direct bill insurance placement and marketing income. Marketing income is earned through co-branded marketing campaigns with the Company’s Insurance Company Partners.
The Company’s chief operating decision maker, the chief executive officer, uses net income before interest, taxes, depreciation, amortization, and one-time transactional-related expenses or non-recurring items to manage resources and make decisions about the business. There are no intersegment net sales that occurred during the reporting periods.
Summarized financial information concerning BRP’s Operating Groups is shown in the following tables. The “Corporate and Other” column includes any expenses not allocated to the Operating Groups and corporate-related items, including related party and third-party interest expense. Service center expenses and other overhead are allocated to the Company’s Operating Groups based on either revenue or headcount as applicable to each expense.

	For the Three Months Ended September 30, 2019
	Middle Market	Specialty	MainStreet	Medicare	Corporate and Other	Total
Commissions and fees	$12,836,312	$16,731,645	$6,642,398	$2,173,100	$—	$38,383,455
Net income (loss)	295,383	2,190,648	1,015,245	388,192	(6,195,044)	(2,305,576)

	For the Three Months Ended September 30, 2018
	Middle Market	Specialty	MainStreet	Medicare	Corporate and Other	Total
Commissions and fees	$7,977,676	$3,578,550	$5,019,716	$1,962,686	$—	$18,538,628
Net income (loss)	(783,031)	752,194	978,807	468,023	(1,363,545)	52,448

	For the Nine Months Ended September 30, 2019
	Middle Market	Specialty	MainStreet	Medicare	Corporate and Other	Total
Commissions and fees	$41,481,507	$32,496,887	$18,942,096	$8,360,171	$—	$101,280,661
Net income (loss)	10,475,213	1,590,276	4,595,260	2,833,226	(15,016,906)	4,477,069

	For the Nine Months Ended September 30, 2018
	Middle Market	Specialty	MainStreet	Medicare	Corporate and Other	Total
Commissions and fees	$26,319,848	$9,856,382	$15,709,654	$7,138,031	$—	$59,023,915
Net income (loss)	2,942,669	882,994	3,869,073	2,322,312	(6,465,055)	3,551,993

	At September 30, 2019
	Middle Market	Specialty	MainStreet	Medicare	Corporate and Other	Total
Total assets	$99,240,800	$152,903,730	$59,403,011	$17,221,114	$17,430,471	$346,199,126
	At December 31, 2018
	Middle Market	Specialty	MainStreet	Medicare	Corporate and Other	Total
Total assets	$59,042,649	$28,684,378	$27,621,420	$17,972,225	$6,503,942	$139,824,614

16. Subsequent Events
On October 28, 2019, the Company used a portion of the proceeds it received from the sale of LLC Units to BRP Group in connection with the Offering to repay in full the outstanding indebtedness and accrued interest under the Villages Credit Agreement in the amount of $89.0 million and concurrently terminated the Villages Credit Agreement.
On November 25, 2019, the Company repaid a portion of the Revolving Lines of Credit in the amount of $65.0 million, which results in remaining borrowing capacity of $85.0 million under the Cadence Credit Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and the Prospectus. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A. Risk Factors and Note Regarding Forward-Looking Statements included elsewhere in this Quarterly Report on Form 10-Q and in the Prospectus.
THE COMPANY
We are a rapidly growing independent insurance distribution firm delivering solutions that give our clients the peace of mind to pursue their purpose, passion and dreams. We support our clients, Colleagues, Insurance Company Partners and communities through the deployment of vanguard resources and capital to drive organic and inorganic growth. We are innovating the industry by taking a holistic and tailored approach to risk management, insurance and employee benefits. Our growth plan includes increased geographic representation across the U.S., expanded client value propositions and new lines of insurance to meet the needs of evolving lifestyles, business risks and healthcare funding. We are a destination employer supported by an award-winning culture, powered by exceptional people and fueled by industry-leading growth and innovation. We believe we are the second fastest growing insurance broker based on our fiscal year 2018 results.
We represent over 400,000 clients across the United States and internationally. Our more than 500 Colleagues include over 160 Risk Advisors, who are fiercely independent, relentlessly competitive and “insurance geeks.” We have over 40 offices (in four states), all of which are equipped to provide diversified products and services to empower our clients at every stage through our four Operating Groups.

•
Middle Market provides expertly-designed private risk management, commercial risk management and employee benefits solutions for mid-to-large-size businesses and high net worth individuals, as well as their families.

•	MainStreet offers personal insurance, commercial insurance and life and health solutions to individuals and businesses in their communities.

•	Medicare offers consultation for government assistance programs and solutions to seniors and Medicare-eligible individuals through a network of agents.

•
Specialty delivers specialty insurers, professionals, individuals and niche industry businesses expanded access to exclusive specialty markets, capabilities and programs requiring complex underwriting and placement.

In 2011, we adopted the “Azimuth” as our corporate constitution. Named after a historical navigation tool used to find “true north,” the Azimuth asserts our core values, business basics and stakeholder promises. The ideals encompassed by the Azimuth support our mission to deliver indispensable, tailored insurance and risk management insights and solutions to our clients. We strive to be regarded as the preeminent insurance advisory firm fueled by relationships, powered by people and exemplified by client adoption and loyalty. This type of environment is upheld by the distinct vernacular we use to describe our services and culture. We are a firm, instead of an agency; we have Colleagues, instead of employees; we have Risk Advisors, instead of producers/agents. We serve clients instead of customers and we refer to our acquisitions as Partnerships. We believe that our highly differentiated culture, guided by the Azimuth, contributes greatly to our success and the scalability of our business model. As a result, we have earned accolades such as being ranked as one of the fastest-growing privately held companies in America for seven consecutive years and named in lists of best companies for which to work.
The Offering
On October 28, 2019, BRP Group completed the offering (the "Offering") of its Class A common stock, in which it sold 18,859,300 shares, including 2,459,300 shares pursuant to the underwriters’ over-allotment option, which subsequently settled on November 26, 2019. The shares began trading on the Nasdaq Global Select Market on October 24, 2019. The shares were sold at an initial offering price of $14.00 per share for net proceeds of approximately $241.9 million after deducting underwriting discounts and commissions of $17.8 million and estimated offering expenses of approximately $4.3 million payable by BRP.

Seasonality
The insurance brokerage market is seasonal. Transactional activity with our business clients typically peaks near the end of each quarter and year, while transactional activity with individuals typically slows around the holidays. Our results of operations are somewhat affected by these seasonal trends. Our Adjusted EBITDA Margins may be lower in the third and fourth quarters and higher in the first two quarters due primarily to the impact of contingent payments from Insurance Company Partners that we cannot readily estimate without the risk of significant reversal and a higher degree of first quarter renewals in Medicare and certain Middle Market lines of business such as employee benefits and commercial. In addition, we may experience higher Adjusted EBITDA Margins in the first and second quarters due to the mix among segments. This is a result of the timing of revenue recognition in our highest margin businesses being concentrated in the first half of the year, as well as overall commissions and fees being higher in the first half of the year, while corporate overhead remains consistent throughout the year.
ACQUISITIONS (PARTNERSHIPS)
Strategic acquisitions, which we refer to as Partnerships, to complement and expand our business have been and will likely remain an important part of our competitive strategy. The financial impact of Partnerships may affect the comparability of our results from period to period. Our acquisition strategy also entails certain risks, including the risks that we may not be able to successfully source, close, integrate and effectively manage businesses that we acquire. To mitigate that risk, we have a professional team focused on finding new Partners and integrating new Partnerships. We plan to execute on numerous Partnerships annually as it is a key pillar in our long-term growth strategy over the next ten years.
We completed six Partnerships for an aggregate purchase price of $174.1 million during the nine months ended September 30, 2019 and ten Partnerships for an aggregate purchase price of $65.5 million during the nine months ended September 30, 2018. The most significant Partnerships that we have completed during 2019 are discussed in greater detail below. For additional information on the Partnerships that we have completed during 2019, see Note 3 to BRP's condensed consolidated financial statements included in Part I, Item 1. Financial Statements of this report.
Effective March 1, 2019, we entered into an asset purchase agreement to purchase certain assets and intellectual and intangible rights and assume certain liabilities of Lykes Insurance, Inc. (“Lykes”), a Middle Market Partnership for cash consideration of $36.0 million and fair value of noncontrolling interest of $1.0 million. The acquisition was made to expand our Middle Market business presence in Florida. We recognized total revenues and net income from the Lykes Partnership of $6.6 million and $1.3 million, respectively, for the nine months ended September 30, 2019. As a result of the Lykes Partnership, we recognized goodwill in the amount of $28.7 million. The factors contributing to the recognition of the amount of goodwill are based on strategic benefits that are expected to be realized from acquiring Lykes' assembled workforce in addition to other synergies gained from integrating Lykes' operations into our consolidated structure. We incurred approximately $152,000 in acquisition-related costs for Lykes for the nine months ended September 30, 2019.
Effective April 1, 2019, we entered into a securities purchase agreement to purchase the membership interests of Millennial Specialty Insurance LLC (“MSI”), a Specialty Partnership, for cash consideration of $45.5 million, fair value of contingent earnout consideration of $25.6 million, fair value of noncontrolling interest of $31.0 million and a trust balance adjustment of $1.1 million. The Partnership was made to obtain access to certain technology and invest in executive talent for building and growing MGA of the Future and to apply its functionality to other insurance placement products, as well as to expand our market share in specialty renter’s insurance. MGA of the Future is a national renter's insurance product distributed via sub-agent partners and property management software providers, which has expanded distribution capabilities for new products through our wholesale and retail networks. We recognized total revenues and net loss from the MSI Partnership of $21.7 million and $4,000, respectively, for the nine months ended September 30, 2019. As a result of the MSI Partnership, we recognized goodwill in the amount of $53.8 million. The factors contributing to the recognition of the amount of goodwill are based on strategic benefits that are expected to be realized from acquiring MSI’s MGA platform. We incurred approximately $215,000 in acquisition-related costs for MSI for the nine months ended September 30, 2019. The maximum potential contingent earnout consideration available to be earned by MSI is $61.5 million.

Effective August 1, 2019, we entered into an asset purchase agreement with an unrelated third party to purchase certain assets and intellectual and intangible rights and assume certain liabilities of Foundation Insurance of Florida, LLC (“Foundation Insurance”) for cash consideration of $20.8 million, fair value of noncontrolling interest of $6.0 million and fair value of contingent earnout consideration of $3.3 million. The Partnership was made to expand our MainStreet business presence in Florida. We recognized total revenues and net income from the Foundation Insurance Partnership of $875,000 and $199,000, respectively, for the nine months ended September 30, 2019. As a result of the Foundation Insurance Partnership, we recognized goodwill in the amount of $21.5 million. The factors contributing to the recognition of the amount of goodwill are based on strategic benefits that are expected to be realized from acquiring Foundation Insurance's assembled workforce in addition to other synergies gained from integrating Foundation Insurance's operations into our consolidated structure. We incurred approximately $51,000 in acquisition-related costs for Foundation Insurance for the nine months ended September 30, 2019. The maximum potential contingent earnout consideration available to be earned by Foundation Insurance is $21.8 million.
RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements for the year ended December 31, 2018 and the related notes included in the Prospectus. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under Part II, Item 1A. Risk Factors.
The following is a discussion of our consolidated results of operations for each of the three and nine months ended September 30, 2019 and 2018.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2019	2018	Variance	2019	2018	Variance
Commissions and fees	$38,383,455	$18,538,628	$19,844,827	$101,280,661	$59,023,915	$42,256,746

Operating expenses:
Commissions, employee compensation and benefits	26,787,773	12,407,704	14,380,069	67,067,347	37,887,003	29,180,344
Operating expenses	6,320,213	3,588,312	2,731,901	16,711,495	9,306,295	7,405,200
Amortization expense	3,081,578	722,971	2,358,607	6,792,779	1,812,542	4,980,237
Change in fair value of contingent consideration	535,214	350,462	184,752	(3,221,909)	877,235	(4,099,144)
Depreciation expense	184,179	126,531	57,648	460,364	366,577	93,787
Total operating expenses	36,908,957	17,195,980	19,712,977	87,810,076	50,249,652	37,560,424

Operating income	1,474,498	1,342,648	131,850	13,470,585	8,774,263	4,696,322

Other income (expense):
Interest expense, net	(3,784,866)	(1,292,016)	(2,492,850)	(8,998,308)	(5,012,174)	(3,986,134)
Other income (expense), net	4,792	1,816	2,976	4,792	(210,096)	214,888
Total other expense	(3,780,074)	(1,290,200)	(2,489,874)	(8,993,516)	(5,222,270)	(3,771,246)

Net income (loss)	(2,305,576)	52,448	(2,358,024)	4,477,069	3,551,993	925,076
Less: net income attributable to noncontrolling interest	1,420,204	863,351	556,853	3,873,178	2,709,716	1,163,462
Net income (loss) attributable to Baldwin Risk Partners, LLC and Subsidiaries	$(3,725,780)	$(810,903)	$(2,914,877)	$603,891	$842,277	$(238,386)

Commissions and Fees
Major Sources of Commissions and Fees
The following table sets forth our commissions and fees by major source by amount for the periods indicated:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2019	2018	Variance	2019	2018	Variance
Direct bill revenue	$17,663,486	$12,631,632	$5,031,854	$53,257,805	$38,234,171	$15,023,634
Agency bill revenue	14,253,187	4,143,598	10,109,589	31,084,397	13,349,345	17,735,052
Profit-sharing revenue	1,586,861	553,969	1,032,892	7,877,062	4,727,964	3,149,098
Policy fee and installment fee revenue	2,719,353	—	2,719,353	5,112,315	—	5,112,315
Consulting and service fee revenue	1,111,616	768,880	342,736	2,337,181	1,985,561	351,620
Other income	1,048,952	440,549	608,403	1,611,901	726,874	885,027
Total commissions and fees	$38,383,455	$18,538,628	$19,844,827	$101,280,661	$59,023,915	$42,256,746
Commissions and fees increased by $19.8 million and $42.3 million for the three and nine months ended September 30, 2019 as compared to the same periods of 2018, respectively. This increase was primarily attributable to 2019 Partnerships, which comprised $16.6 million and $29.6 million in commissions and fees for the three and nine months ended September 30, 2019, respectively, in addition to organic growth and a full period of contribution from Partners acquired in 2018.
Commissions, Employee Compensation and Benefits
Commissions, employee compensation and benefits expenses increased by $14.4 million and $29.2 million for the three and nine months ended September 30, 2019 as compared to the same periods of 2018, respectively. These increases were driven by new Partners, which accounted for $12.3 million and $26.3 million of the increase for the three and nine month periods, respectively. The remaining increase is aligned with organic growth.
Operating Expenses
Operating expenses increased by $2.7 million and $7.4 million for the three and nine months ended September 30, 2019 as compared to the same periods of 2018, respectively. These increases were primarily attributable to expenses related to the Offering, additional operating expenses from new Partners such as additional rent and increased software costs, increased professional fees, travel, and other expenses related to those new Partners, and continued investments in shared services, including accounting, marketing and human resources, to support our growth.
Amortization Expense
Amortization expense increased by $2.4 million and $5.0 million for the three and nine months ended September 30, 2019 as compared to the same periods of 2018, respectively. These increases were driven by amortization related to $49.1 million of intangible assets capitalized in connection with the MSI Partnership in April 2019 and $8.7 million of purchased customer accounts capitalized in connection with the Lykes Partnership in March 2019. In addition, intangible assets capitalized in connection with our 2018 Partnerships added $1.0 million in additional amortization for the year-to-date period.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration was $535 thousand for the three months ended September 30, 2019 resulting primarily from increases in the projected earnout for two Partners acquired in previous years, offset in part by decreases in the projected earnout for the MSI Partnership and a Partner acquired in 2018. Change in fair value of contingent consideration was $350 thousand for the three months ended September 30, 2018 resulting primarily from increases in the projected earnout for several Partners acquired in 2018.
Change in fair value of contingent consideration was $(3.2) million for the nine months ended September 30, 2019 resulting primarily from decreases in the projected earnout for several Partners acquired in 2018, offset in part by increases in the projected earnout for the MSI Partnership and a Partner acquired in 2017. Change in fair value of contingent consideration was $877 thousand for the nine months ended September 30, 2018 resulting primarily from increases in the projected earnout for several Partners acquired in 2018 and 2017.

Interest Expense, Net
Interest expense, net increased by $2.5 million and $4.0 million for the three and nine months ended September 30, 2019 as compared to the same periods of 2018, respectively. This increase was attributable to higher total debt balances resulting from draws on our Credit Agreements to fund cash consideration for Partnerships in 2019, a higher interest rate on the Villages Credit Agreement that went into effect in March 2019, and higher amortization of deferred financing costs.
NON-GAAP FINANCIAL MEASURES
Adjusted EBITDA, Adjusted EBITDA Margin, Organic Revenue and Organic Revenue Growth are not measures of financial performance under GAAP and should not be considered substitutes for GAAP measures, including commissions and fees (for Organic Revenue and Organic Revenue Growth) or net income (loss) (for Adjusted EBITDA and Adjusted EBITDA Margin), which we consider to be the most directly comparable GAAP measures. These non-GAAP financial measures have limitations as analytical tools, and when assessing our operating performance, you should not consider these non-GAAP financial measures in isolation or as substitutes for commissions and fees, net income (loss) or other consolidated income statement data prepared in accordance with GAAP. Other companies in our industry may define or calculate these non-GAAP financial measures differently than we do, and accordingly these measures may not be comparable to similarly titled measures used by other companies.
Adjusted EBITDA eliminates the effects of financing, depreciation and amortization. We define Adjusted EBITDA as net income (loss) before interest, taxes, depreciation, amortization and certain items of income and expense, including share-based compensation expense, transaction-related expenses related to Partnerships including severance, and certain non-recurring costs, including those related to the Offering and loss on modification and extinguishment of debt. We believe that Adjusted EBITDA is an appropriate measure of operating performance because it eliminates the impact of expenses that do not relate to business performance, and that the presentation of this measure enhances an investor's understanding of our financial performance.
Adjusted EBITDA Margin is Adjusted EBITDA divided by commissions and fees. Adjusted EBITDA is a key metric used by management and our board of directors to assess our financial performance. We believe that Adjusted EBITDA is an appropriate measure of operating performance because it eliminates the impact of expenses that do not relate to business performance, and that the presentation of this measure enhances an investor’s understanding of our financial performance. We believe that Adjusted EBITDA Margin is helpful in measuring profitability of operations on a consolidated level.
Adjusted EBITDA and Adjusted EBITDA Margin have important limitations as analytical tools. For example, Adjusted EBITDA and Adjusted EBITDA Margin:

•	do not reflect any cash capital expenditure requirements for the assets being depreciated and amortized that may have to be replaced in the future;

•	do not reflect changes in, or cash requirements for, our working capital needs;

•	do not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations;

•	do not reflect the interest expense or the cash requirements necessary to service interest or principal payments on our debt;

•	do not reflect stock-based compensation expense and other non-cash charges; and

•	exclude certain tax payments that may represent a reduction in cash available to us.

We calculate Organic Revenue Growth based on commissions and fees for the relevant period by excluding (i) the first twelve months of commissions and fees generated from new Partners and (ii) the impact of the change in our method of accounting for commissions and fees from contracts with customers as a result of the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, effective January 1, 2018, under the New Revenue Standard on our 2018 commissions and fees when the impact is measured across periods that are not comparable. Organic Revenue Growth is the change in Organic Revenue period-to-period, with prior period results adjusted for Organic Revenues that were excluded in the prior period because the relevant Partners had not yet reached the twelve-month owned mark, but which have reached the twelve-month owned mark in the current period. For example, revenues from a Partner acquired on June 1, 2018 are excluded from Organic Revenue for 2018. However, after June 1, 2019, results from June 1, 2018 to December 31, 2018 for such Partners are compared to results from June 1, 2019 to December 31, 2019 for purposes of calculating Organic Revenue Growth in 2019. Organic Revenue Growth is a key metric used by management and our board of directors to assess our financial performance. We believe that Organic Revenue and Organic Revenue Growth are appropriate measures of operating performance as they allow investors to measure, analyze and compare growth in a meaningful and consistent manner.
Adjusted EBITDA
The following table reconciles Adjusted EBITDA to net income (loss), which we consider to be the most directly comparable GAAP financial measure to Adjusted EBITDA:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$(2,305,576)	$52,448	$4,477,069	$3,551,993
Adjustments to net income (loss):
Amortization expense	3,081,578	722,971	6,792,779	1,812,542
Depreciation expense	184,179	126,531	460,364	366,577
Interest expense, net	3,784,866	1,292,016	8,998,308	5,012,174
Change in fair value of contingent consideration	535,214	350,462	(3,221,909)	877,235
Share-based compensation	381,901	407,355	773,297	1,120,206
Transaction-related Partnership expenses	500,048	312,195	1,535,445	681,590
Offering expenses	1,123,509	—	2,214,113	—
Severance related to Partnership activity	—	—	300,000	—
Other	92,254	20,000	275,870	20,000
Adjusted EBITDA	$7,377,973	$3,283,978	$22,605,336	$13,442,317
Adjusted EBITDA Margin	19%	18%	22%	23%
Organic Revenue and Organic Revenue Growth
The following table reconciles Organic Revenue to commissions and fees, which we consider to be the most directly comparable GAAP financial measure to Organic Revenue:

	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019

Commissions and fees	$38,383,455	$101,280,661
Partnership commissions and fees (1)	(17,519,871)	(36,748,949)
Organic Revenue	$20,863,584	$64,531,712
Organic Revenue Growth (2)	$2,297,499	$5,479,349
Organic Revenue Growth (2)	12%	9%
__________

(1)	Includes the first twelve months of such commissions and fees generated from newly acquired Partners.

(2)
Organic Revenue for the three and nine months ended September 30, 2018 used to calculate Organic Revenue Growth for the three and nine months ended September 30, 2019 was $18.6 million and $59.1 million, respectively, which is adjusted to reflect revenues from Partnerships that reach the twelve-month owned mark during the three and nine months ended September 30, 2019.

SEGMENT RESULTS OF OPERATIONS
Additional information regarding the results of operations for our Middle Market, Specialty, MainStreet and Medicare Operating Groups is presented below.
MIDDLE MARKET OPERATING GROUP

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2019	2018	Variance	2019	2018	Variance
Commissions and fees	$12,836,312	$7,977,676	$4,858,636	$41,481,507	$26,319,848	$15,161,659

Operating expenses:
Commissions, employee compensation and benefits	9,202,630	6,564,516	2,638,114	26,955,733	18,543,420	8,412,313
Operating expenses	2,256,832	1,806,604	450,228	6,253,558	3,953,756	2,299,802
Amortization expense	552,494	204,234	348,260	1,349,501	366,701	982,800
Change in fair value of contingent consideration	445,319	123,216	322,103	(3,789,147)	204,151	(3,993,298)
Depreciation expense	96,527	65,075	31,452	260,011	174,101	85,910
Total operating expenses	12,553,802	8,763,645	3,790,157	31,029,656	23,242,129	7,787,527

Operating income (loss)	282,510	(785,969)	1,068,479	10,451,851	3,077,719	7,374,132

Other income (expense):
Interest income, net	8,081	1,122	6,959	18,570	1,856	16,714
Other income (expense), net	4,792	1,816	2,976	4,792	(136,906)	141,698
Total other income (expense)	12,873	2,938	9,935	23,362	(135,050)	158,412

Net income (loss)	295,383	(783,031)	1,078,414	10,475,213	2,942,669	7,532,544
Less: net income attributable to noncontrolling interest	27,566	5,862	21,704	420,646	174,082	246,564
Net income (loss) attributable to Baldwin Risk Partners, LLC and Subsidiaries	$267,817	$(788,893)	$1,056,710	$10,054,567	$2,768,587	$7,285,980
Commissions and fees
In the Middle Market Operating Group, we generate commissions and fees from insurance placement under both agency bill and direct bill arrangements. In addition, we generate profit-sharing income based on either the underlying Book of Business or performance, such as loss ratios, and we generate fees from service fee and consulting arrangements. Service fee arrangements are in place with certain clients in lieu of commission arrangements.
Commissions and fees increased by $4.9 million for the three months ended September 30, 2019 as compared to the same period of 2018 resulting primarily from an increase of $3.5 million attributable to Lykes and Fiduciary Partners acquired in 2019 and an increase of $565 thousand attributable to the Middle Market Partners acquired in 2018.
Commissions and fees increased by $15.2 million for the nine months ended September 30, 2019 as compared to the same period of 2018 resulting primarily from an increase of $7.0 million attributable to Lykes and Fiduciary Partners acquired in 2019 and an increase of $6.0 million attributable to Middle Market Partners acquired in 2018.
Commissions, Employee Compensation and Benefits
Commissions, employee compensation and benefits expenses increased by $2.6 million for the three months ended September 30, 2019 as compared to the same period of 2018 resulting primarily from an increase of $2.0 million attributable to Lykes and Fiduciary Partners, increased compensation for sales and support related to our growth, and continued investments in shared services to support our growth.

Commissions, employee compensation and benefits expenses increased by $8.4 million for the nine months ended September 30, 2019 as compared to the same period of 2018 resulting primarily from an increase of $4.2 million attributable to Lykes and Fiduciary Partners, an increase of $3.5 million attributable to Middle Market Partners acquired in 2018, increased compensation for sales and support related to our growth, and continued investments in shared services to support our growth.
Operating Expenses
Operating expenses increased by $450 thousand and $2.3 million for the three and nine months ended September 30, 2019 as compared to the same periods of 2018, respectively. These increases were driven by new Partners and organic growth.
Amortization Expense
Amortization expense increased by $348 thousand and $1.0 million for the three and nine months ended September 30, 2019 as compared to the same periods of 2018, respectively. These increases were driven by amortization related to $8.7 million of purchased customer accounts capitalized in connection with the Lykes Partnership in March 2019 and $5.7 million of intangible assets capitalized in connection with Middle Market Partnerships in 2018.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration was $445 thousand for the three months ended September 30, 2019 resulting primarily from an increase in the projected earnout for a Partner acquired in 2018, offset in part by a decrease in the projected earnout for another Partner acquired in 2018. Change in fair value of contingent consideration was $123 thousand for the three months ended September 30, 2018 resulting from an increase in the projected earnout for a Partner acquired in 2018.
Change in fair value of contingent consideration was $(3.8) million for the nine months ended September 30, 2019 resulting primarily from decreases in the projected earnout for two Partners acquired in 2018. Change in fair value of contingent consideration was $204 thousand for the nine months ended September 30, 2018 resulting from an increase in the projected earnout for a Partner acquired in 2018.

SPECIALTY OPERATING GROUP

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2019	2018	Variance	2019	2018	Variance
Commissions and fees	$16,731,645	$3,578,550	$13,153,095	$32,496,887	$9,856,382	$22,640,505

Operating expenses:
Commissions, employee compensation and benefits	11,836,408	2,130,721	9,705,687	23,693,878	7,181,482	16,512,396
Operating expenses	847,196	371,680	475,516	2,256,105	751,401	1,504,704
Amortization expense	2,035,799	227,197	1,808,602	4,338,696	668,195	3,670,501
Change in fair value of contingent consideration	(199,779)	95,672	(295,451)	577,700	287,016	290,684
Depreciation expense	2,744	1,086	1,658	7,797	12,104	(4,307)
Total operating expenses	14,522,368	2,826,356	11,696,012	30,874,176	8,900,198	21,973,978

Operating income	2,209,277	752,194	1,457,083	1,622,711	956,184	666,527

Other expense:
Interest expense, net	(18,629)	—	(18,629)	(32,435)	—	(32,435)
Other expense, net	—	—	—	—	(73,190)	73,190
Total other expense	(18,629)	—	(18,629)	(32,435)	(73,190)	40,755

Net income	2,190,648	752,194	1,438,454	1,590,276	882,994	707,282
Less: net income attributable to noncontrolling interest	765,078	316,891	448,187	834,406	364,157	470,249
Net income attributable to Baldwin Risk Partners, LLC and Subsidiaries	$1,425,570	$435,303	$990,267	$755,870	$518,837	$237,033
Commissions and fees
In the Specialty Operating Group, we generate commissions and fees from insurance placement under both agency bill and direct bill arrangements. In addition, we generate profit-sharing income based on either the underlying Book of Business or performance.
Commissions and fees increased by $13.2 million and $22.6 million for the three and nine months ended September 30, 2019 as compared to the same periods of 2018, respectively. These increases were primarily attributable to the MSI Partnership completed in April 2019, which accounted for $12.2 million and $21.7 million of commissions and fees for the three and nine months ended September 30, 2019, respectively. The remainder of the increases were attributable to organic growth. Policies in force for the MSI Partnership grew by 35% to 355,744 at September 30, 2019 from 263,363 at September 30, 2018. Since the MSI Partnership was not completed until April 2019, the 35% policies in force growth was calculated including periods during which MSI was not owned by the Company.
Commissions, Employee Compensation and Benefits
Commissions, employee compensation and benefits expenses increased by $9.7 million and $16.5 million for the three and nine months ended September 30, 2019 as compared to the same periods of 2018, respectively. These increases were primarily attributable to the MSI Partnership, which accounted for $8.6 million and $15.1 million of commissions, employee compensation and benefits for the three and nine months ended September 30, 2019, respectively. The remainder of the increases were attributable to organic growth.
Operating Expenses
Operating expenses increased by $476 thousand and $1.5 million for the three and nine months ended September 30, 2019 as compared to the same periods of 2018, respectively. These increases were primarily attributable to the MSI Partnership and, to a lesser extent, organic growth.

Amortization Expense
Amortization expense increased by $1.8 million and $3.7 million for the three and nine months ended September 30, 2019 as compared to the same periods of 2018. These increases were driven by amortization related to $49.1 million of intangible assets capitalized in connection with the MSI Partnership.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration was $(200) thousand for the three months ended September 30, 2019 resulting primarily from decreases in the projected earnout for the MSI Partnership and a Partner acquired in 2018. Change in fair value of contingent consideration was $96 thousand for the three months ended September 30, 2018 resulting from an increase in the projected earnout for a Partner acquired in 2018.
Change in fair value of contingent consideration was $578 thousand for the nine months ended September 30, 2019 resulting from an increase in the projected earnout for the MSI Partnership, partially offset by a decrease in the projected earnout for a Partner acquired in 2018. Change in fair value of contingent consideration was $287 thousand for the nine months ended September 30, 2018 resulting from an increase in the projected earnout for a Partner acquired in 2018.
MAINSTREET OPERATING GROUP

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2019	2018	Variance	2019	2018	Variance
Commissions and fees	$6,642,398	$5,019,716	$1,622,682	$18,942,096	$15,709,654	$3,232,442

Operating expenses:
Commissions, employee compensation and benefits	3,915,056	2,791,183	1,123,873	10,283,850	8,287,949	1,995,901
Operating expenses	1,014,326	869,120	145,206	2,865,119	2,448,655	416,464
Amortization expense	363,789	195,077	168,712	749,026	556,512	192,514
Change in fair value of contingent consideration	289,674	131,574	158,100	320,400	386,068	(65,668)
Depreciation expense	44,318	53,956	(9,638)	122,326	161,407	(39,081)
Total operating expenses	5,627,163	4,040,910	1,586,253	14,340,721	11,840,591	2,500,130

Operating income	1,015,235	978,806	36,429	4,601,375	3,869,063	732,312

Other income (expense):
Interest income (expense), net	10	1	9	(6,115)	10	(6,125)
Total other income (expense)	10	1	9	(6,115)	10	(6,125)

Net income	1,015,245	978,807	36,438	4,595,260	3,869,073	726,187
Less: net income attributable to noncontrolling interest	627,560	540,598	86,962	2,618,126	2,171,477	446,649
Net income attributable to Baldwin Risk Partners, LLC and Subsidiaries	$387,685	$438,209	$(50,524)	$1,977,134	$1,697,596	$279,538
Commissions and fees
In the MainStreet Operating Group, we generate commissions and fees from insurance placement under both agency bill and direct bill arrangements. In addition, we generate profit-sharing income based on either the underlying Book of Business or performance.
Commissions and fees increased by $1.6 million and $3.2 million for the three and nine months ended September 30, 2019 as compared to the same periods of 2018, respectively. The Foundation Insurance Partnership completed in August 2019 accounted for $875 thousand of the increase in each of these periods. The remaining increase is primarily attributable to higher contingent revenue and organic growth.

Commissions, Employee Compensation and Benefits
Commissions, employee compensation and benefits expenses increased by $1.1 million and $2.0 million for the three and nine months ended September 30, 2019 as compared to the same periods of 2018, respectively. These increases were primarily attributable to compensation for sales and support related to our growth as well as continued investments in shared services to support our growth.
Operating Expenses
Operating expenses increased by $145 thousand and $416 thousand for the three and nine months ended September 30, 2019 as compared to the same periods of 2018, respectively. These increases were related to our organic growth.
Amortization Expense
Amortization expense increased by $169 thousand and $193 thousand for the three and nine months ended September 30, 2019 as compared to the same periods of 2018, respectively. These increases were driven by amortization related to $8.7 million of purchased customer accounts capitalized in connection with the Foundation Insurance Partnership in August 2019.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration was $290 thousand for the three months ended September 30, 2019 resulting primarily from an increase in the projected earnout for a Partner acquired in 2017. Change in fair value of contingent consideration was $132 thousand for the three months ended September 30, 2018 resulting from an increase in the projected earnout for a Partner acquired in 2018.
Change in fair value of contingent consideration was $320 thousand for the nine months ended September 30, 2019 resulting from an increase in the projected earnout for a Partner acquired in 2017, partially offset by a decrease in the projected earnout for a Partner acquired in 2018. Change in fair value of contingent consideration was $386 thousand for the nine months ended September 30, 2018 resulting from increases in the projected earnout for Partners acquired in 2018 and 2017.
MEDICARE OPERATING GROUP

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2019	2018	Variance	2019	2018	Variance
Commissions and fees	$2,173,100	$1,962,686	$210,414	$8,360,171	$7,138,031	$1,222,140

Operating expenses:
Commissions, employee compensation and benefits	1,179,356	1,032,424	146,932	4,169,597	3,476,928	692,669
Operating expenses	505,996	378,937	127,059	1,390,223	1,157,118	233,105
Amortization expense	95,199	79,103	16,096	285,597	169,056	116,541
Change in fair value of contingent consideration	—	—	—	(330,862)	—	(330,862)
Depreciation expense	4,357	4,199	158	12,390	12,617	(227)
Total operating expenses	1,784,908	1,494,663	290,245	5,526,945	4,815,719	711,226

Net income	388,192	468,023	(79,831)	2,833,226	2,322,312	510,914
Less: net income attributable to noncontrolling interest	—	—	—	—	—	—
Net income attributable to Baldwin Risk Partners, LLC and Subsidiaries	$388,192	$468,023	$(79,831)	$2,833,226	$2,322,312	$510,914
Commissions and fees
In the Medicare Operating Group, we generate commissions and fees in the form of direct bill insurance placement and marketing income. Marketing income is earned through co-branded marketing campaigns with our Insurance Company Partners.

Commissions and fees increased by $210 thousand and $1.2 million for the three and nine months ended September 30, 2019 as compared to the same periods of 2018, respectively. These increases were driven by organic growth.
Commissions, Employee Compensation and Benefits
Commissions, employee compensation and benefits expenses increased by $147 thousand and $693 thousand for the three and nine months ended September 30, 2019 as compared to the same periods of 2018, respectively. These increases were primarily attributable to compensation for sales and support related to our growth as well as continued investments in shared services to support our growth.
Operating Expenses
Operating expenses increased by $127 thousand and $233 thousand for the three and nine months ended September 30, 2019 as compared to the same periods of 2018, respectively. These increases were related to organic growth.
Amortization Expense
Amortization expense increased by $16 thousand and $117 thousand for the three and nine months ended September 30, 2019 as compared to the same periods of 2018, respectively. These increases were driven by $5.1 million of customer lists capitalized in connection with three Partnerships completed during 2018.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration was $(331) thousand for the nine months ended September 30, 2019 resulting from a decrease in the projected earnout for a 2018 Partnership.
LIQUIDITY AND CAPITAL RESOURCES
Our primary liquidity needs for the foreseeable future will include cash to (i) provide capital to facilitate the organic growth of our business and to fund future Partnerships, (ii) pay operating expenses, including cash compensation to our employees, (iii) make payments under the Tax Receivable Agreement, (iv) pay interest and principal due on borrowings under the Cadence Credit Agreement, (v) pay contingent earnout liabilities, and (vi) pay income taxes. We have historically financed our operations, funded our debt service and distributions to our owners through the sale of our insurance products and services. In addition, we financed significant cash needs to fund growth through the acquisition of Partners through debt financing.
On October 28, 2019, BRP Group sold an aggregate of 18,859,300 shares of Class A common stock including 2,459,300 shares pursuant to the underwriters’ over-allotment option, which subsequently settled on November 26, 2019. The shares were sold at an initial offering price of $14.00 per share for net proceeds of approximately $241.9 million after deducting underwriting discounts and commissions of $17.8 million and estimated offering expenses of approximately $4.3 million payable by BRP.
As of September 30, 2019, our cash and cash equivalents were $11.1 million. We believe that our cash and cash equivalents, proceeds from the Offering, cash flow from operations and available borrowings under the Cadence Credit Agreement will be sufficient to fund our working capital and meet our commitments for the foreseeable future.
Credit Agreements
As of September 30, 2019, we had borrowings under the Cadence Credit Agreement consisting of a $2.0 million revolving credit facility to be used for working capital purposes (the "Working Capital Line") and a $103.0 million revolving credit facility to be used for acquisition purposes (the "Acquisitions Line" and collectively with the Working Capital Line, the "Revolving Lines of Credit"). The Revolving Lines of Credit mature on March 13, 2024.
On September 21, 2019, we executed an amendment (the "Amendment") to the existing Cadence Credit Agreement, which became effective concurrent with the Offering and resulted in a total borrowing capacity of a $10.0 million Working Capital Line and a $115.0 million Acquisitions Line. The Amendment also extended the maturity date of the existing Cadence Credit Agreement to October 28, 2024. On November 25, 2019, we repaid a portion of the Revolving Lines of Credit in the amount of $65.0 million, which results in remaining borrowing capacity of $85.0 million under the Cadence Credit Agreement.

The Revolving Lines of Credit are collateralized by a first priority lien on substantially all the assets of BRP, including a pledge of all equity securities of each of its subsidiaries. The interest rate of the Revolving Lines of Credit is based on either London Inter-bank Offered Rate (“LIBOR”) plus the applicable margin or the Base Rate (as defined in the Cadence Credit Agreement) plus the applicable margin and is based on the senior leverage based pricing grid below, provided that under no circumstances will LIBOR be less than 1.00% or the Base Rate be less than 2.00%:

Senior leverage ratio	Applicable margin for LIBOR loans	Applicable margin for Base Rate loans
< 3.50x	350 bps	250 bps
> 3.50x	425 bps	325 bps
The applicable interest rate on the Revolving Lines of Credit was 5.52% and 6.00% at September 30, 2019 and December 31, 2018, respectively.
The Cadence Credit Agreement contains covenants that, among other things, restrict our ability to make certain restricted payments, incur additional debt, engage in certain asset sales, mergers, acquisitions or similar transactions, create liens on assets, engage in certain transactions with affiliates, change our business or make investments. Following the Offering, the Cadence Credit Agreement continues to contain these covenants, including a covenant that restricts BRP’s ability to make dividends or other distributions to BRP Group.
In addition, the Cadence Credit Agreement contains financial covenants requiring us to maintain our Total Leverage Ratio (as defined in the Cadence Credit Agreement) at or below 5.00 to 1.00 through September 21, 2022 (with scheduled annual step downs to 4.75 to 1.00 and 4.50 to 1.00 beginning in 2022), Debt Service Coverage Ratio (as defined in the Cadence Credit Agreement) at or above 2.00 to 1.00 (with scheduled annual step ups to 2.25 to 1.00 and 2.50 to 1.00 beginning in 2022) and Senior Leverage Ratio (as defined in the Cadence Credit Agreement) at or below 4.50 to 1.00 (with scheduled annual step downs to 4.25 to 1.00 and 4.00 to 1.00 beginning in 2022).
As of September 30, 2019, we had borrowings under the Villages Credit Agreement consisting of a non-revolving line of credit up to $125.0 million. The Villages line of credit bears interest at a fixed rate of 8.75% per annum and matures in September 2024, or such later date as the parties may agree. On October 28, 2019, BRP used a portion of the proceeds it received from the sale of newly-issued LLC Units to BRP Group in connection with the Offering to repay in full the outstanding indebtedness and accrued interest under the Villages Credit Agreement in the amount of $89.0 million and concurrently terminated the Villages Credit Agreement.
Contractual Obligations
The following table represents our contractual obligations, aggregated by type, as of September 30, 2019:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases (1)	$33,714,000	$2,965,000	$7,501,000	$6,366,000	$16,882,000
Debt obligations payable (2)	272,130,821	13,606,713	27,213,426	231,310,682	—
Advisor incentive liabilities	3,085,578	—	3,085,578	—	—
Participation unit ownership plan	872,484	—	477,431	395,053	—
Maximum future acquisition contingency payments (3)	104,351,819	7,512,360	95,901,959	937,500	—
Total	$414,154,702	$24,084,073	$134,179,394	$239,009,235	$16,882,000
__________

(1)	The Company leases facilities and equipment under noncancelable operating leases. Rent expense was $3.2 million and $2.2 million for the nine months ended September 30, 2019 and 2018, respectively.

(2)	Represents scheduled debt obligation and interest payments.

(3)	Includes $35.1 million of current and noncurrent estimated contingent earnout liabilities at September 30, 2019.
Off-Balance Sheet Arrangements
We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any activities that expose us to any liability that is not reflected in our consolidated financial statements except for those described under the Contractual Obligations section above.

SOURCES AND USES OF CASH
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated:

	For the Nine Months Ended September 30,
	2019	2018	Variance
Net cash provided by operating activities	$14,494,760	$9,976,725	$4,518,035
Net cash used in investing activities	(101,822,080)	(41,594,379)	(60,227,701)
Net cash provided by financing activities	96,841,873	36,102,028	60,739,845
Net increase in cash and cash equivalents and restricted cash	9,514,553	4,484,374	5,030,179
Cash and cash equivalents and restricted cash at beginning of period	7,995,118	3,123,413	4,871,705
Cash and cash equivalents and restricted cash at end of period	$17,509,671	$7,607,787	$9,901,884
Operating Activities
The primary sources and uses of cash for operating activities are net income adjusted for non-cash items and changes in assets and liabilities, or operating working capital. Net cash provided by operating activities increased $4.5 million for the nine months ended September 30, 2019 as compared to the same period of 2018 driven by a net increase in cash provided by changes in working capital balances. The majority of this change related to increases in accounts payable, accrued expenses and other current liabilities, which can be attributed to growth in our business resulting from Partnerships and organic growth.
Investing Activities
The primary sources and uses of cash for investing activities relate to cash consideration paid for business combinations and asset acquisitions, as well as capital expenditures. Net cash used in investing activities increased $60.2 million for the nine months ended September 30, 2019 as compared to the same period of 2018. Cash consideration paid for business combinations and asset acquisitions increased $58.9 million primarily as a result of the MSI, Lykes and Foundation Insurance Partnerships during 2019.
Financing Activities
The primary sources and uses of cash for financing activities relate to borrowings from our Credit Agreements, payment of debt issuance costs, payment of contingent and guaranteed earnout consideration, distributions and contributions, proceeds from the issuance of membership interests and incentive buy-ins, and other equity transactions. Net cash provided by financing activities increased $60.7 million for the nine months ended September 30, 2019 as compared to the same period of 2018. Net cash provided by borrowings from our Credit Agreements to fund acquisitions increased $71.5 million primarily as a result of the MSI, Lykes and Foundation Insurance Partnerships during 2019. In addition, cash used to fund the payment of contingent and guaranteed earnout consideration decreased $2.1 million and proceeds from the issuance of membership interests and incentive buy-ins decreased $1.6 million during the current year period. These increases in cash were offset in part by cash payments of $12.5 million related to the repurchase of membership interests from members and an increase in distributions of $2.0 million.
CRITICAL ACCOUNTING ESTIMATES
In preparing our financial statements in accordance with GAAP, we are required to make estimates and assumptions that affect the amounts of assets, liabilities, revenue, expenses, disclosure of contingent assets and liabilities and accompanying disclosures. We evaluate our estimates and assumptions on an ongoing basis. These estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances; although, actual results may differ from these estimates and assumptions. To the extent that there are differences between our estimates and actual results, our financial condition, results of operations and cash flows will be affected.
There have been no material changes in our critical accounting policies during the three months ended September 30, 2019 as compared to those disclosed in the Critical Accounting Policies section under Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Prospectus and Note 2 to BRP's condensed consolidated financial statements included in Part I, Item 1. Financial Statements of this report.
Dividend Policy
There have been no material changes to our dividend policy as described in the Prospectus.

Tax Receivable Agreement
We expect to obtain an increase in our share of our tax basis of the assets when BRP’s LLC Units are redeemed or exchanged for shares of BRP Group’s Class A common stock. This increase in tax basis may have the effect of reducing the future amounts paid to various tax authorities. The increase in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.
We entered into a tax receivable agreement (the “TRA”) on October 23, 2019 that will provide for the payment by us to the parties to the TRA of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of (i) any increase in tax basis in BRP Group’s assets and (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the tax receivable agreement. See “Certain relationships and related party transactions-Tax receivable agreement” in the Prospectus.
During the three and nine months ended September 30, 2019, no distributions or redemptions were made that triggered an increase in BRP Group’s tax basis.
EMERGING GROWTH COMPANY STATUS
We are an emerging growth company, as defined in the Jumpstart Our Business Startups (“JOBS”) Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period for the implementation of new or revised accounting standards. We have elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We have also elected to take advantage of some of the reduced regulatory and reporting requirements of emerging growth companies pursuant to the JOBS Act, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments, if applicable.
We may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of our Offering or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.07 billion in annual revenue, we have more than $700.0 million in market value of our stock held by non-affiliates (and we have been a public company for at least 12 months and have filed one annual report on Form 10-K) or we issue more than $1.0 billion of non-convertible debt securities over a three-year period.
RECENT ACCOUNTING PRONOUNCEMENTS
Please refer to Note 1 to BRP's condensed consolidated financial statements included in Part I, Item 1. Financial Statements of this report for a discussion of recent accounting pronouncements that may impact us.
ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential loss arising from adverse changes in market rates and prices, such as premium amounts, interest rates and equity prices. We are exposed to market risk through our investments and borrowings under the Cadence Credit Agreement.
Our invested assets are held primarily as cash and cash equivalents, restricted cash, available-for-sale marketable debt securities, non-marketable debt securities, certificates of deposit, U.S. treasury securities and professionally managed short duration fixed income funds. These investments are subject to interest rate risk. The fair values of our invested assets at September 30, 2019 and December 31, 2018 approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.
Insurance premium pricing has historically been cyclical, based on the underwriting capacity of the insurance industry and economic conditions. External events, such as terrorist attacks, man-made and natural disasters, can also have significant impacts on the insurance market. We use the terms ‘‘soft market’’ and ‘‘hard market’’ to describe the business cycles experienced by the industry. A soft market is an insurance market characterized by a period of declining premium rates, which can negatively affect commissions earned by insurance agents. A hard market is an insurance market characterized by a period of rising premium rates, which, absent other changes, can positively affect commissions earned by insurance agents.
We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date.

As of September 30, 2019, we had $193.4 million of borrowings outstanding under the Credit Agreements, of which $105.0 million bears interest on a floating basis tied to LIBOR and therefore is subject to changes in the associated interest expense. The effect of an immediate hypothetical 10% change in interest rates would not have a material effect on our consolidated and combined financial statements.
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weaknesses in internal control over financial reporting described in the Prospectus, our disclosure controls and procedures were not effective as of September 30, 2019.
In the Prospectus, we reported four material weaknesses in the design and operation of our internal control over financial reporting that were identified in connection with the audit of our fiscal year 2018 consolidated financial statements. The material weaknesses relate to (i) lack of sufficient number of personnel with the appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately; (ii) insufficient policies and procedures to achieve complete and accurate financial accounting, reporting and disclosures; (iii) insufficient policies and procedures to review, analyze, account for and disclose complex transactions; and (iv) failure to design and maintain controls over the operating effectiveness of information technology. During the quarter ended September 30, 2019, we continued the process of planning and implementing a number of steps to enhance our internal control over financial reporting and to address these material weaknesses, including the hiring of key personnel in the accounting department. These material weaknesses still exist at September 30, 2019.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.
ITEM 1A. RISK FACTORS
There have been no material changes with respect to the risk factors disclosed in the Prospectus.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
The following list sets forth information regarding all securities sold or issued by us in the three months ended September 30, 2019 and the subsequent period prior to the filing of this report. No underwriters were involved in these sales. There was no general solicitation of investors or advertising, and we did not pay or give, directly or indirectly, any commission or other remuneration, in connection with the offering of these securities. In the transaction described below, the recipients of the securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in this transaction.

•
In connection with the reorganization transaction incident to the Offering, BRP Group issued 43,188,235 shares of Class B common stock, par value $0.0001 per share, to certain members of BRP, including certain members of the BRP Group’s management and board of directors. The shares of Class B common stock were issued to a limited number of investors, all of which had sufficient knowledge and experience in financial and business matters to make them capable of evaluating the merits and risks of the prospective investment, and for nominal consideration.

The offer, sale and issuance of the securities described above were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering.

Use of Proceeds from our Initial Public Offering of Common Stock
On October 23, 2019, BRP Group's registration statement on Form S-1 (File No. 333-233908)) was declared effective by the SEC in connection with the Offering. At the closing of the Offering on October 28, 2019, BRP Group sold 18,859,300 shares of Class A common stock including 2,459,300 shares pursuant to the underwriters’ over-allotment option, which subsequently settled on November 26, 2019, at an initial public offering price of $14.00 per share and received gross proceeds of $264.0 million, which resulted in net proceeds to us of $246.2 million, after deducting underwriting discounts and commissions of $17.8 million and before fees and expenses incurred in connection with the Offering. J.P. Morgan Securities LLC, BofA Securities, Inc., Jefferies LLC, Wells Fargo Securities, LLC, Raymond James & Associates, Inc. and Keefe, Bruyette & Woods, Inc. acted as underwriters for the Offering.
BRP Group used all of the net proceeds from the Offering to acquire 14,000,000 newly-issued LLC Units from BRP, 1,800,000 LLC Units from Lowry Baldwin, our Chairman, and 600,000 LLC Units from The Villages Invesco, LLC, one of our significant shareholders, at a purchase price per LLC Unit equal to the initial public offering price of Class A common stock after underwriting discounts and commissions.
BRP used a portion of the proceeds from the sale of LLC Units to BRP Group as follows: (i) approximately $4.3 million to pay fees and expenses incurred in connection with the Offering and the related reorganization transactions and (ii) $89.0 million to repay in full the outstanding indebtedness and accrued interest under the Villages Credit Agreement. BRP intends to use the remaining net proceeds for general corporate purposes such as for working capital and for potential strategic acquisitions of, or investments in, other businesses or technologies that we believe will complement our current business and expansion strategies, as disclosed in the Prospectus.
Other than the net proceeds used to repay the Villages Credit Agreement as described above and to acquire 1,800,000 LLC Units from Lowry Baldwin, our Chairman, and 600,000 LLC Units from The Villages Invesco, LLC, one of our significant shareholders, none of the net proceeds from Offering were used to make payments, directly or indirectly, to (i) any of our directors, officers or their associates, (ii) any persons owning 10% or more of our common shares or (iii) any of our affiliates.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following exhibits are filed as a part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibit
31.1*	Certification of the Registrant's Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
31.2*	Certification of the Registrant's Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32*	Certification of the Registrant's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
__________

*	Filed or furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRP GROUP, INC.

Date: December 2, 2019	By:	/s/ Trevor L. Baldwin
Trevor L. Baldwin
Chief Executive Officer

Date: December 2, 2019	By:	/s/ Kristopher A. Wiebeck
Kristopher A. Wiebeck
Chief Financial Officer