Form 10-K
period 2019-12-31
BRP Group, Inc.
filed 2020-03-24
CIK 1781755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2019
or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to _________
Commission File Number: 001-39095
BRP GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	61-1937225
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
4010 W. Boy Scout Blvd., Tampa, Florida 33607
(Address of principal executive offices) (Zip code)
(866) 279-0698
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	BRP	Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
______________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No  ☒
Note: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
As of June 30, 2019 (the last business day of the registrant’s second fiscal quarter), the registrant was not a public company and therefore cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.
As of March 20, 2020, there were 19,859,837 shares of Class A common stock outstanding and 43,544,362 shares of Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates are incorporated by reference into Part III of this Form 10-K.

BRP GROUP, INC.

Note Regarding Forward-Looking Statements
We have made statements in this Annual Report on Form 10-K, including matters discussed under Item 1A. Risk Factors, Item 3. Legal Proceedings, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in other sections of this Annual Report on Form 10-K, that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed under Item 1A. Risk Factors.
Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. We are under no duty to update any of these forward-looking statements after the date of this Annual Report on Form 10-K to conform our prior statements to actual results or revised expectations.

Commonly Used Defined Terms
The following terms have the following meanings throughout this Annual Report on Form 10-K unless the context indicates or requires otherwise:

Book of Business	Insurance policies bound by us on behalf of our Clients

Clients	Our insureds

Colleagues	Our employees

Credit Agreements	The JPMorgan Credit Agreement and the Villages Credit Agreement, collectively

Fiduciary Partners	Fiduciary Partners Retirement Group, Inc., Fiduciary Partners Group, LLC and Fiduciary Partners Investment Consulting, LLC, a Middle Market Partnership effective July 1, 2019

Foundation Insurance	Foundation Insurance of Florida, LLC, a MainStreet Partnership effective August 1, 2019

Exchange Act	Securities Exchange Act of 1934, as amended

Initial Public Offering
BRP Group Inc.’s initial public offering of its Class A common stock completed on October 28, 2019 in which it sold 18,859,300 shares, including 2,459,300 shares pursuant to the underwriters’ over-allotment option that subsequently settled on November 26, 2019

Insurance Company Partners	Insurance companies with which we have a contractual relationship

JPMorgan Credit Agreement
Fourth amended and restated credit agreement between Baldwin Risk Partners, LLC, as borrower, JPMorgan Chase Bank, N.A., as agent and lender, and the several banks and other financial institutions as lenders entered into on December 19, 2019, pursuant to an amendment and restatement agreement between Baldwin Risk Partners, LLC, as borrower, Cadence Bank, N.A., as existing agent and lender, JPMorgan Chase Bank, N.A., as successor agent and lender, and the several banks and other financial institutions as lenders entered into on December 19, 2019, as amended by the Incremental Facility Amendment No. 1 entered into on March 12, 2020

Lykes	Lykes Insurance, Inc., a Middle Market Partnership effective March 1, 2019

MSI	Millennial Specialty Insurance LLC, a Specialty Partnership effective April 1, 2019

Operating Groups	Our reportable segments

Partners	Companies that we have acquired, or in the case of asset acquisitions, the producers

Partnerships	Strategic acquisitions made by the Company

Pre-IPO LLC Members	Owners of LLC Units of Baldwin Risk Partners, LLC prior to the Initial Public Offering

Risk Advisors	Our producers

SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

Tax Receivable Agreement	Tax Receivable Agreement between BRP Group, Inc. and the holders of LLC Units in Baldwin Risk Partners, LLC entered into on October 28, 2019

Villages Credit Agreement
Amended and restated credit agreement between Baldwin Risk Partners, LLC as borrower and Holding Company of the Villages, Inc. as lender entered into on March 13, 2019 and fully repaid and no longer outstanding in connection with the Initial Public Offering on October 28, 2019

PART I
ITEM 1. BUSINESS
The Company
BRP Group, Inc. (“BRP Group,” the “Company,” “we,” “us” or “our”) is a rapidly growing independent insurance distribution firm delivering solutions that give our Clients the peace of mind to pursue their purpose, passion and dreams. We support our Clients, Colleagues, Insurance Company Partners and communities through the deployment of vanguard resources and capital to drive organic and inorganic growth. When we consistently execute for these key stakeholders, we believe that the outcome is an increase in value for our fifth stakeholder, our shareholders. We are innovating the industry by taking a holistic and tailored approach to risk management, insurance and employee benefits. Our growth plan includes increased geographic representation across the U.S., expanded client value propositions and new lines of insurance to meet the needs of evolving lifestyles, business risks and healthcare funding. We are a destination employer supported by an award-winning culture, powered by exceptional people and fueled by industry-leading growth and innovation.
We represent over 450,000 Clients across the United States and internationally. Our more than 600 Colleagues include approximately 200 Risk Advisors, who are fiercely independent, relentlessly competitive and “insurance geeks.” We have approximately 50 offices in seven states, all of which are equipped to provide diversified products and services to empower our Clients at every stage through our four Operating Groups.
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
Operating Groups
Our business is divided into four Operating Groups: Middle Market, Specialty, MainStreet and Medicare.
We earn commissions and fees by facilitating the arrangement between Insurance Company Partners and individuals or businesses for the carrier to provide insurance to the insured party. Our commissions and fees are usually a percentage of the premium paid by the insured and generally depends on the type of insurance, the particular Insurance Company Partner and the nature of the services provided. Under certain arrangements with clients, we earn pre-negotiated service fees in lieu of commissions. Additionally, we may also receive from Insurance Company Partners a profit-sharing commission, or straight override, which represent forms of variable consideration associated with the placement of coverage and are based primarily on underwriting results, but may also contain considerations for volume, growth or retention.
The Middle Market Operating Group provides expertly-designed private risk management, commercial risk management and employee benefits solutions for mid-to-large-size businesses and high net worth individuals, as well as their families.
The Specialty Operating Group delivers specialty insurers, professionals, individuals and niche industry businesses expanded access to exclusive specialty markets, capabilities and programs requiring complex underwriting and placement. With the addition of the MSI Partnership in April 2019, Specialty also represents a leading technology platform. MGA of the Future is a national renter’s insurance product distributed via sub-agent partners and property management software providers, which has expanded distribution capabilities for new products through our wholesale and retail networks.
The MainStreet Operating Group offers personal insurance, commercial insurance and life and health solutions to individuals and businesses in their communities.
The Medicare Operating Group offers consultation for government assistance programs and solutions, including traditional Medicare and Medicare Advantage, to seniors and Medicare-eligible individuals through a network of agents. In the Medicare Operating Group, BRP generates commissions and fees in the form of direct bill insurance placement and marketing income. Marketing income is earned through co-branded marketing campaigns with our Insurance Company Partners.
Partnerships
We completed six Partnerships for an aggregate purchase price of $174.1 million during 2019.

Business Strategy
We believe we have all the core elements in place to achieve our goal of becoming one of the ten largest insurance brokers in the country within the next ten years. We play in the right niches, each with favorable growth trajectories and defensible market positions. We have a proven ability to hire and develop sales talent. Our Partnership model is seen as highly attractive to entrepreneurs and we believe it provides us access to an enormous market opportunity. Our shared services infrastructure, which we call Growth Services, fully supports our newly hired Colleagues and new Partners with back-office support, while simultaneously making them more efficient. Most importantly, we have fostered a highly differentiated culture guided by the Azimuth, which enhances our ability to develop new Risk Advisors, to complete new Partnerships with fast growing firms and to accelerate the growth of new Partners once onboarded on our platform.
We continually evolve our business through new Partnerships and we believe that our proven Partnership model provides continued opportunity for strong growth. In the United States, there are approximately 37,000 insurance brokers and, according to Optis Partners, over 600 were sold in both 2018 and 2019. We carefully seek companies that have cultural congruency, distinguishing products or expertise and unique growth attributes and have consummated Partnerships with 29 firms since 2016. We believe there is an expansive universe of firms that could fit our target partner characteristics. Our differentiated value proposition as a “forever investor” offers new Partners the ability to continue to grow their business, benefit from the upside of their growth and partner with like-minded entrepreneurs who provide a long-term home for them. We also have a highly systematic and regimented integration process, supported by our integration team, the Partnership, which balances both efficiency and respect for our new Colleagues. Moving forward, we will continue to curate our portfolio to position us to grow. With our established presence in each of our target market segments, future additions to the business have the potential to be even more accretive than they were in the past. Given the sheer size of the insurance industry, we believe that we have the opportunity to target high-growth areas in the decades to come.
We continue to make the investments required to better service our Clients and establish a competitive advantage in the industry. Investments to date include the acquisition and buildout of MGA of the Future, the aggregation of Florida homeowners’ data to facilitate an A.M. Best-rated product and numerous applications related to compliance, risk control and client enrollment. MGA of the Future is a national renter’s insurance product distributed via sub-agent partners and property management software providers, which has expanded distribution capabilities for new products through the Company’s wholesale and retail networks. We also have the ability to develop de-novo products through MGA of the Future and distribute these products through the Middle Market and MainStreet Operating Groups, differentiating ourselves from the competition and providing ourselves favorable economic arrangements.
In 2020, we launched Guided Solutions (“Guided”), our new MainStreet and Medicare brand. Guided leverages innovative cloud-based technology to provide Clients with routine and predictable service and differentiated and holistic advice.
Competition
The business of providing insurance products and services is highly competitive. We compete for Clients on the basis of reputation, client service, program and product offerings and our ability to tailor products and services to meet the specific needs of a client. We actively compete with numerous integrated financial services organizations as well as insurance companies and brokers, producer groups, individual insurance agents, investment management firms, independent financial planners and broker-dealers, including large, global participants, such as Aon plc, Marsh & McLennan Companies, Inc. and Willis Towers Watson plc and mid-sized participants, such as Acrisure, LLC, Arthur J. Gallagher & Co., AssuredPartners, Inc., Brown & Brown Inc., Hub International Limited, USI, Inc., Goosehead Insurance, Inc. and Assurant, Inc.
Seasonality
The insurance brokerage market is seasonal and our results of operations are somewhat affected by seasonal trends. Our Adjusted EBITDA and Adjusted EBITDA Margins are typically highest in the first quarter and lowest in the fourth quarter. This variation is primarily due to fluctuations in our revenues, while overhead remains consistent throughout the year. Our revenues are generally highest in the first quarter due to the impact of contingent payments received in the first quarter from Insurance Company Partners that we cannot readily estimate before receipt without the risk of significant reversal and a higher degree of first quarter policy commencements and renewals in Medicare and certain Middle Market lines of business such as employee benefits and commercial. In addition, a higher proportion of our first quarter revenue is derived from our highest margin businesses.
Partnerships can significantly impact Adjusted EBITDA and Adjusted EBITDA Margins in a given year and may increase the amount of seasonality within the business, especially results attributable to Partnerships that have not been fully integrated into our business or owned by us for a full year.

Industry
Our core products include commercial property and casualty (“P&C”) insurance, employee benefits insurance and personal lines insurance. As a distributor of these products, we compete on the basis of reputation, client service, industry insights and know-how, product offerings, ability to tailor our services to the specific needs of a client and, to a lesser extent, price of our services. In the United States, our industry is comprised of large, global participants, such as those described in Competition above. The remainder of our industry is highly fragmented and comprised of approximately 37,000 regional participants that vary significantly in size and scope.
In recent years, there has been notable merger and acquisition activity in the insurance brokerage space. Despite the recent consolidation in the insurance brokerage industry, the industry remains highly fragmented and the number of independent agencies has remained roughly constant since 2006. The fragmented industry landscape presents us with the opportunity to continue acquiring high-quality Partners.
Commission revenues are generally based on a percentage of the premiums paid by insureds and normally follow premium levels. Insurance premiums are cyclical in nature and may vary widely based on market conditions. Various factors, including competition for market share among underwriting enterprises, increased underwriting capacity and improved economies of scale following consolidations, can result in flat or reduced property/casualty premium rates (a “soft” market). A soft market tends to put downward pressure on commission revenues. Various countervailing factors, such as greater than anticipated loss experience, unexpected loss exposure and capital shortages, can result in increasing property/casualty premium rates (a “hard” market). A hard market tends to favorably impact commission revenues. Hard and soft markets may be broad-based or more narrowly focused across individual product lines or geographic areas. As markets harden, buyers of insurance (such as our brokerage clients), have historically tried to mitigate premium increases and the higher commissions these premiums generate, including by raising their deductibles and/or reducing the overall amount of insurance coverage they purchase. As the market softens, or costs decrease, these trends have historically reversed. During a hard market, buyers may switch to negotiated fee in lieu of commission arrangements to compensate us for placing their risks, or may consider the alternative insurance market, which includes self-insurance, captives, rent-a-captives, risk retention groups and capital market solutions to transfer risk.
Commercial Property and Casualty Industry
Commercial property and casualty brokers provide businesses with access to property, professional liability, workers’ compensation, management liability, commercial auto insurance products as well as risk-management services. In addition to negotiating competitive policy terms on behalf of clients, insurance brokers also serve as a distribution channel for insurers and often perform much of the administrative functions. Insurance brokers generate revenues through commissions, calculated as percentage of total insurance premium, and through fees for management and consulting services. We have relationships with leading commercial writers, as well as regional insurers who have a presence in our target markets. We conduct commercial property and casualty business within our Middle Market, MainStreet and Specialty Operating Groups.
Employee Benefits Industry
Employee benefit advisors provide businesses and their employees with access to individual and group medical, dental, life and disability coverage. In addition to functioning as distributors, employee benefits brokers also provide assistance with benefit plan design. Employee benefits brokers’ capabilities often enable middle-market businesses to fully outsource their employee benefits program design, management and administration without committing internal resources or investing substantial capital in systems. Employee benefit advisors generate revenues through commissions and fees for management and consulting services. In recent years, as a result of the Affordable Care Act (“ACA”), healthcare has become increasingly more complex and the demand has grown for sophisticated employee benefits consultants. We expect this trend to continue and we remain well positioned as a result of our consistent investment in our employee benefits capabilities. We conduct employee benefits business within our Middle Market and MainStreet Operating Groups.
Personal Lines Industry
Personal lines brokers provide individual consumers with access to home, auto, umbrella and recreational insurance products. Similar to commercial lines agents, personal lines insurance agents generate revenues through commissions and fees for management and consulting services. We conduct this personal lines business within our Middle Market (high net worth), MainStreet and Specialty Operating Groups.

Medicare Industry
The Medicare industry is an approximately $700 billion market. The Medicare population is rapidly expanding as more baby boomers approach retirement; there are 10,000 U.S. senior citizens expected to reach retirement age every day for the next 10 years. The Medicare market is split between Original Medicare Plan, a fee-for-service plan managed by the federal government which represents approximately two-thirds of the market and Medicare Advantage, a rapidly growing private Medicare option representing approximately one-third of the market. Medicare advisors assist in determining optimal coverage based on an individual’s healthcare needs and spending limitations.
Colleagues
We refer to our employees as Colleagues. As of December 31, 2019, we had over 600 full-time Colleagues, 100 part-time Colleagues and over 1,000 independent contracted agents. None of our Colleagues are represented by a union. We have a good relationship with our Colleagues and we are consistently named in lists of best companies for which to work.
Clients
Our Clients are highly diversified and include individuals, professionals, businesses, including those in niche industries, and specialty insurers. No material part of our business depends upon a single client or on a few clients. The loss of any one client would not have a material adverse effect on our operations. In 2019, our largest single client represented less than 1% of our combined revenues.
Regulation
Our activities in connection with insurance brokerage services are subject to regulation and supervision by state authorities. State insurance laws are often complex and generally grant broad discretion to supervisory authorities in adopting regulations and supervising regulated activities, which generally includes the licensing of insurance brokers and agents, intermediaries and third-party administrators. Our continuing ability to provide insurance brokerage in the states in which we currently operate is dependent upon our compliance with the rules and regulations promulgated by the regulatory authorities in each of these states.
The health insurance industry is heavily regulated by the ACA, Centers for Medicare & Medicaid Services (“CMS”) and state jurisdictions. Each jurisdiction has its own rules and regulations relating to the offer and sale of health insurance plans, typically administered by a department of insurance. We are required to maintain valid life or health agency or agent licenses in each jurisdiction in which we transact health insurance business.
Regulations and guidelines issued by CMS place a number of requirements on health insurance carriers and agents and brokers in connection with the marketing and sale of Medicare Advantage and Medicare Part D prescription drug plans. We are subject to similar requirements of state insurance departments with respect to our marketing and sale of Medicare Supplement plans. CMS and state insurance department regulations and guidelines include a number of prohibitions regarding the ability to contact Medicare-eligible individuals and place many restrictions on the marketing of Medicare-related plans. In addition, the laws and regulations applicable to the marketing and sale of Medicare-related plans are ambiguous, complex and, particularly with respect to regulations and guidance issued by CMS for Medicare Advantage and Medicare Part D prescription drug plans, change frequently.
We are subject to federal law and the laws of many states that require financial institutions to protect the security and confidentiality of customer information, notify customers about their policies and practices relating to collection, disclosure and security of customer information. The Health Insurance Portability and Accountability Act (“HIPAA”) and regulations adopted pursuant to HIPAA require us to maintain the privacy of individually-identifiable health information that we collect on behalf of health insurance carriers, implement measures to safeguard such information and provide notification in the event of a breach in the privacy or confidentiality of such information. The use and disclosure of certain data that we collect from consumers is also regulated by the Gramm-Leach-Bliley Act (“GLBA”) and state statutes implementing GLBA, which generally require brokers to provide customers with notice regarding how their non-public personal health and financial information is used and the opportunity to “opt out” of certain disclosures before sharing such information with a third party, and which generally require safeguards for the protection of personal information.
As a publicly-traded company, we are required to file certain reports, and are subject to various marketing restrictions, among other requirements, in connection with the SEC regulations.

Initial Public Offering and Internal Reorganization
On October 28, 2019, BRP Group completed an initial public offering (the “Initial Public Offering”) of its Class A common stock, in which it sold 18,859,300 shares, including 2,459,300 shares pursuant to the underwriters’ over-allotment option, which subsequently settled on November 26, 2019. The shares began trading on the Nasdaq Global Select Market on October 24, 2019. The shares were sold at an initial offering price of $14.00 per share for net proceeds of $241.4 million after deducting underwriting discounts and commissions of $17.8 million and net offering expenses of $4.8 million.
BRP Group, which was incorporated in the state of Delaware on July 1, 2019, was formed for the purpose of completing the Initial Public Offering and related transactions in order to carry on the business of Baldwin Risk Partners, LLC (“BRP”) as a publicly-traded entity. In connection with the Initial Public Offering, BRP Group and BRP entered into a series of transactions to implement an internal reorganization (the “Reorganization Transactions”) as follows:

•
BRP amended and restated its amended and restated limited liability company agreement (the “Amended LLC Agreement”) to, among other things, appoint BRP Group as the sole managing member of BRP and to modify BRP’s capital structure to reclassify the equity interests into a single class of LLC units (the “LLC Units”);

•
as sole managing member of BRP, BRP Group consolidates the financial results of BRP and a portion of the net income is allocated to the noncontrolling interest to reflect the entitlement of the owners of BRP’s outstanding equity interests (“BRP’s LLC Members”) to a portion of BRP’s net income;

•
through a series of internal transactions, BRP issued LLC Units to equity holders of its Partners (other than certain joint ventures) in exchange for all the equity interests in such Partners not held by BRP prior to such exchange;

•
BRP Group’s certificate of incorporation authorized the issuance of two classes of common stock including Class A common stock and Class B common stock, each of which entitles its holder to one vote per share on all matters submitted to a vote of the stockholders;

•
each of the owners of BRP LLC Units prior to the Initial Public Offering (the “Pre-IPO LLC Members”) was issued shares of BRP Group’s Class B common stock in an amount equal to the number of LLC Units held by each such member following the reclassification of the equity interest into LLC Units;

•
under the Amended LLC Agreement, BRP’s LLC Members have the right to require BRP to redeem all or a portion of their LLC Units for, at BRP Group’s election, newly-issued shares of Class A common stock on a one-for-one basis or a cash payment;

•	BRP Group and the Pre-IPO LLC Members entered into the Stockholders Agreement, which provides that approval by Pre-IPO LLC Members is required for certain corporate actions;

•
BRP Group used the net proceeds from the Initial Public Offering to acquire 14,000,000 newly-issued LLC Units from BRP, 1,800,000 LLC Units from Lowry Baldwin, our Chairman, and 600,000 LLC Units from The Villages Invesco, LLC (“Villages Invesco”), one of our significant shareholders, at a purchase price per LLC Unit equal to the initial public offering price of Class A common stock after underwriting discounts and commissions; and

•
BRP Group entered into the Tax Receivable Agreement, which provides for payment by BRP Group to BRP’s LLC Members of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that BRP Group actually realizes.

In connection with the Initial Public Offering, BRP Group issued one share of Class B common stock to Pre-IPO LLC Members for each LLC Unit held by such BRP LLC Members. BRP Group issues one share of Class B common stock for each LLC Unit that BRP issues. Pursuant to the terms of the Amended LLC Agreement, shares of Class B common stock will be canceled on a one-for-one basis with the redemption or exchange of LLC Units of BRP’s LLC Members. As a result, the number of shares of Class B common stock will continue to increase with each Partnership in which we issue a noncontrolling interest, which will dilute the ownership interest of the Company’s Class A common stockholders.
Effects of the Reorganization on our Corporate Structure
BRP Group was formed for the purpose of the Initial Public Offering and has engaged to date only in activities relating to BRP. BRP Group is a holding company and its sole material asset is a controlling ownership and profits interest in BRP. All of our business is conducted through BRP and its consolidated subsidiaries and affiliates, and the financial results of BRP and its consolidated subsidiaries will be included in the consolidated financial statements of BRP Group.

BRP is currently taxed as a partnership for federal income tax purposes and, as a result, its members, including BRP Group, Inc., pay taxes with respect to their allocable shares of its net taxable income. We expect that redemptions and exchanges of LLC Units will result in increases in the tax basis in our share of the tangible and intangible assets of BRP that otherwise would not have been available. These increases in tax basis may reduce the amount of tax that we would otherwise be required to pay in the future. The Tax Receivable Agreement requires BRP Group to pay 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize to BRP’s LLC Members. Furthermore, payments under the Tax Receivable Agreement will give rise to additional tax benefits and therefore additional payments under the Tax Receivable Agreement itself.
Available Information
We make available free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. To access these filings, go to our website at ir.baldwinriskpartners.com, click on “Financials” and then click on “SEC Filings.” We also make available other reports filed with or furnished to the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act, as well as our Code of Business Conduct and Ethics, our Insider Trading and Whistleblower Policies, and charters for our Audit Committee, Compensation Committee and Executive Committee. To access these filings, go to our website, click on “Governance” and then click on “Governance Overview.” In addition, our website may include disclosure relating to certain non-GAAP financial measures that we may make public orally, telephonically, by webcast, by broadcast or by similar means from time to time.
We may use our website as a channel of distribution of material company information. Financial and other material information regarding the Company is routinely posted on and accessible on our website. Any information on our website or obtained through our website is not part of this Annual Report on Form 10-K.
Our Investor Relations Department can be contacted at ir@baldwinriskpartners.com by clicking on “Resources” and then “Contact IR,” or by telephone at (813) 259-8032.
ITEM 1A. RISK FACTORS
Risks Relating to our Business
Macroeconomic conditions, political events, other market conditions around the world and a decline in economic activity could have a material adverse effect on our financial condition and results of operations.
Macroeconomic conditions, political events and other market conditions around the world affect the financial services industry. These conditions may reduce demand for our services or depress pricing for those services, which could have a material adverse effect on our results of operations. Changes in macroeconomic and political conditions could also shift demand to services for which we do not have a competitive advantage, and this could negatively affect the amount of business that we are able to obtain. Any changes in U.S. trade policy could trigger retaliatory actions by affected countries, resulting in “trade wars,” which could affect volume of economic activity in the U.S., including demand for our services.
In addition to macroeconomic and political conditions, other factors, such as business commissions and fees, microeconomic conditions, the volatility and strength of the capital markets and inflation, can affect the business and economic environment. The demand for insurance generally rises as the overall level of economic activity increases and generally falls as such activity decreases, affecting both the commissions and fees generated by our Middle Market, MainStreet, Medicare and Specialty Operating Groups. Downward fluctuations in the year-over-year insurance premiums charged by our Insurance Company Partners to protect against the same risk, referred to in the industry as softening of the insurance market, could adversely affect our business as a significant portion of the earnings are determined as a percentage of premium charged to our clients. Insolvencies and consolidations associated with an economic downturn could adversely affect our brokerage business through the loss of clients by hampering our ability to place insurance business. Errors and omissions claims against us, which we refer to as E&O claims, may increase in economic downturns, adversely affecting our brokerage business. Also, the volatility or decline of economic or other market conditions could result in the increased surrender of insurance products or cause individuals to forgo insurance, thereby impacting our contingent commissions, which are primarily driven by our Insurance Company Partners’ growth and profitability metrics. A decline in economic activity could have a material adverse effect on our business, financial condition and results of operations.

Volatility or declines in premiums or other adverse trends in the insurance industry may seriously undermine our profitability.
We derive most of our commissions and fees for our brokerage services. We do not determine the insurance premiums on which our commissions are generally based. Moreover, insurance premiums are cyclical in nature and may vary widely based on market conditions. Because of market cycles for insurance product pricing, which we cannot predict or control, our brokerage commissions and fees and profitability can be volatile or remain depressed for significant periods of time. In addition, there have been and may continue to be various trends in the insurance industry toward alternative insurance markets, including, among other things, greater levels of self-insurance, captives, rent-a-captives, risk retention groups and non-insurance capital markets-based solutions to traditional insurance.
As traditional risk-bearing insurance companies continue to outsource the production of premium commissions and fees to non-affiliated brokers or agents such as us, those insurance companies may seek to further minimize their expenses by reducing the commission rates payable to insurance brokers or agents. The reduction of these commission rates, along with general volatility or declines in premiums, may significantly affect our profitability. Because we do not determine the timing or extent of premium pricing changes, it is difficult to precisely forecast our commission and contingent commissions and fees, including whether they will significantly decline. As a result, we may have to adjust our budgets for future acquisitions, capital expenditures, dividend payments, loan repayments and other expenditures to account for unexpected changes in commissions and fees, and any decreases in premium rates may adversely affect our business, financial condition and results of operations.
Because the commissions and fees we earn on the sale of certain insurance products is based on premiums and commission rates set by our Insurance Company Partners, any decreases in these premiums or commission rates, or actions by our Insurance Company Partners seeking repayment of commissions, could result in commissions and fees decreases or expenses to us.
We derive commissions and fees from the sale of insurance products that are paid by our Insurance Company Partners from whom our clients purchase insurance. Because payments for the sale of insurance products are processed internally by our Insurance Company Partners, we may not receive a payment that is otherwise expected in any particular period until after the end of that period, which can adversely affect our ability to budget for significant future expenditures. Additionally, our Insurance Company Partners or their affiliates may, under certain circumstances, seek the chargeback or repayment of commissions as a result of policy lapse, surrender, cancellation, rescission, default or upon other specified circumstances. As a result of the chargeback or repayment of commissions, we may incur an expense in a particular period related to commissions and fees previously recognized in a prior period and reflected in our financial statements. Such an expense could have a material adverse effect on our financial condition and results of operations, particularly if the expense is greater than the amount of related commissions and fees retained by us.
The commission rates are set by our Insurance Company Partners and are based on the premiums that the Insurance Company Partners charge. The potential for changes in premium rates is significant, due to pricing cyclicality in the insurance market. In addition, the insurance industry has been characterized by periods of intense price competition due to excessive underwriting capacity and periods of favorable premium levels due to shortages of capacity. Capacity could also be reduced by our Insurance Company Partners’ failing or withdrawing from writing certain coverages that we offer our clients. Commission rates and premiums can change based on prevailing legislative, economic and competitive factors that affect our Insurance Company Partners. These factors, which are not within our control, include the capacity of our Insurance Company Partners to place new business, underwriting and non-underwriting profits of our Insurance Company Partners, consumer demand for insurance products, the availability of comparable products from other insurance companies at a lower cost and the availability of alternative insurance products, such as government benefits and self-insurance products, to consumers. We cannot predict the timing or extent of future changes in commission rates or premiums or the effect any of these changes will have on our business, financial condition and results of operations.
Quarterly and annual variations in our commissions that result from the timing of policy renewals and the net effect of new and lost business production may have unexpected effects on our results of operations.
Our commission income (including profit-sharing contingent commissions and override commissions) can vary quarterly or annually due to the timing of policy renewals and the net effect of new and lost business production. We do not control the factors that cause these variations. Specifically, clients’ demand for insurance products can influence the timing of renewals, new business and lost business (which includes policies that are not renewed), and cancellations. In addition, we rely on our Insurance Company Partners for the payment of certain commissions. Quarterly and annual fluctuations in commissions and fees based on increases and decreases associated with the timing of new business, policy renewals and payments from our Insurance Company Partners may adversely affect our financial condition, results of operations and cash flows.

Profit-sharing contingent commissions are special revenue-sharing override commissions paid by our Insurance Company Partners based on the profitability, volume or growth of the business placed with such companies generally during the prior year. These are not guaranteed payments and our Insurance Company Partners may change the calculations or potentially elect to stop paying them at all on an annual basis. Over the last two years these commissions generally have been in the range of 7.5% to 9.5% of our previous year’s total core commissions and fees. Increases in loss ratios experienced by our Insurance Company Partners will result in a decreased profit to them and may result in decreases in payments of contingent or profit-sharing commissions to us. Due to, among other things, potentially poor macroeconomic conditions, the inherent uncertainty of loss in our clients’ industries and changes in underwriting criteria, due in part to the high loss ratios experienced by our Insurance Company Partners, we cannot predict the payment of these profit-sharing contingent commissions. Further, we have no control over the ability of our Insurance Company Partners to estimate loss reserves, which affects our ability to make profit-sharing calculations. Override commissions are paid by our Insurance Company Partners based on the volume of business that we place with them and are generally paid over the course of the year or in the beginning of the following year. Because profit-sharing contingent commissions and override commissions materially affect our commissions and fees, any decrease in their payment to us could adversely affect our results of operations, profitability and our financial condition.
See Item 1A. “Risk Factors - Risks Relating to our Business - Because our business is highly concentrated in the Southeastern United States, adverse economic conditions, natural disasters, loss trends or regulatory changes in this region could adversely affect our financial condition.”
Our business is subject to risks related to legal proceedings and governmental inquiries.
We are subject to litigation, regulatory investigations and claims arising in the ordinary course of our business operations. The risks associated with these matters often may be difficult to assess or quantify and the existence and magnitude of potential claims often remain unknown for substantial periods of time. While we have insurance coverage for some of these potential claims, others may not be covered by insurance, insurers may dispute coverage or any ultimate liabilities may exceed our coverage. We may be subject to actions and claims relating to the sale of insurance, including the suitability of such products and services. Actions and claims may result in the rescission of such sales; consequently, our Insurance Company Partners may seek to recoup commissions paid to us, which may lead to legal action against us. The outcome of such actions cannot be predicted and such claims or actions could have a material adverse effect on our business, financial condition and results of operations.
We are subject to laws and regulations, as well as regulatory investigations. The insurance industry has been subject to a significant level of scrutiny by various regulatory bodies, including state Attorneys General offices and state departments of insurance, concerning certain practices within the insurance industry. These practices include, without limitation, the receipt of contingent commissions by insurance brokers and agents from insurance companies and the extent to which such compensation has been disclosed, the collection of agency fees, which we define as fees separate from commissions charged directly to clients for efforts performed in the issuance of new insurance policies, bid rigging and related matters. From time to time, our subsidiaries receive informational requests from governmental authorities.
There have been a number of revisions to existing, or proposals to modify or enact new, laws and regulations regarding insurance agents and brokers. These actions have imposed or could impose additional obligations on us with respect to our products sold. Some insurance companies have agreed with regulatory authorities to end the payment of contingent commissions on insurance products, which could impact our commissions that are based on the volume, consistency and profitability of business generated by us.
We cannot predict the impact that any new laws, rules or regulations may have on our business, financial condition and results of operations. Given the current regulatory environment and the number of our subsidiaries operating in local markets throughout the country, it is possible that we will become subject to further governmental inquiries and subpoenas and have lawsuits filed against us. Regulators may raise issues during investigations, examinations or audits that could, if determined adversely, have a material impact on us. The interpretations of regulations by regulators may change and statutes may be enacted with retroactive impact. We could also be materially adversely affected by any new industry-wide regulations or practices that may result from these proceedings.
Our involvement in any investigations and lawsuits would cause us to incur additional legal and other costs and, if we were found to have violated any laws, we could be required to pay fines, damages and other costs, perhaps in material amounts. Regardless of final costs, these matters could have a material adverse effect on us by exposing us to negative publicity, reputational damage, harm to client relationships or diversion of personnel and management resources.

Conditions impacting our Insurance Company Partners or other parties that we do business with may impact us.
We have a significant amount of accounts receivable from our Insurance Company Partners with which we place insurance. If those Insurance Company Partners were to experience liquidity problems or other financial difficulties, we could encounter delays or defaults in payments owed to us, which could have a significant adverse impact on our financial condition and results of operations. The potential for one of our Insurance Company Partners to cease writing insurance we offer our clients could negatively impact overall capacity in the industry, which in turn could have the effect of reduced placement of certain lines and types of insurance and reduced commissions and fees and profitability for us. Questions about one of our Insurance Company Partners’ perceived stability or financial strength may contribute to such Insurance Company Partners’ strategic decisions to focus on certain lines of insurance to the detriment of others. The failure of an Insurance Company Partner with which we place insurance could result in E&O claims against us by our clients, and the failure of our Insurance Company Partners could make the E&O insurance we rely upon cost prohibitive or unavailable, which could have a significant adverse impact on our financial condition and results of operations. In addition, if any of our Insurance Company Partners merge or if one of our large Insurance Company Partners fails or withdraws from offering certain lines of insurance, overall risk-taking capital capacity could be negatively affected, which could reduce our ability to place certain lines of insurance and, as a result, reduce our commissions and fees and profitability. Such failures or insurance withdrawals on the part of our Insurance Company Partners could occur for any number of reasons, including large unexpected payouts related to climate change or other emerging risk areas.
Regulations affecting Insurance Company Partners with which we place insurance affect how we conduct our operations.
Our Insurance Company Partners are also regulated by state departments of insurance for solvency issues and are subject to reserve requirements. We cannot guarantee that all Insurance Company Partners with which we do business comply with regulations instituted by state departments of insurance. We may need to expend resources to address questions or concerns regarding our relationships with these Insurance Company Partners, which diverts management resources away from business operations.
Competition in our industry is intense and, if we are unable to compete effectively, we may lose clients and our business, financial condition and results of operations may be negatively affected.
The business of providing insurance products and services is highly competitive and we expect competition to intensify. We compete for clients on the basis of reputation, client service, program and product offerings and our ability to tailor products and services to meet the specific needs of a client.
We actively compete with numerous integrated financial services organizations as well as insurance companies and brokers, producer groups, individual insurance agents, investment management firms, independent financial planners and broker-dealers. Competition may reduce the fees that we can obtain for services provided, which would have an adverse effect on commissions and fees and margins. Many of our competitors have greater financial and marketing resources than we do and may be able to offer products and services that we do not currently offer and may not offer in the future. To the extent that banks, securities firms, insurance companies’ affiliates and the financial services industry may experience further consolidation, we may experience increased competition from insurance companies and the financial services industry, as a growing number of larger financial institutions increasingly, and aggressively, offer a wider variety of financial services, including insurance intermediary services. In addition, a number of insurance companies are engaged in the direct sale of insurance, primarily to individuals, and do not pay commissions to brokers.
In addition, new competitors, alliances among competitors or mergers of competitors could emerge and gain significant market share, and some of our competitors may have or may develop a lower cost structure, adopt more aggressive pricing policies or provide services that gain greater market acceptance than the services that we offer or develop. Competitors may be able to respond to the need for technological changes and innovate faster, or price their services more aggressively. They may also compete for skilled professionals, finance acquisitions, fund internal growth and compete for market share more effectively than we do. To respond to increased competition and pricing pressure, we may have to lower the cost of our services or decrease the level of services provided to clients, which could have an adverse effect on our business, financial condition and results of operations.
Some of our competitors may be able to sustain the costs of litigation more effectively than we can because they have substantially greater resources. In the event that any of such competitors initiates litigation against us, such litigation, even if without merit, could be time-consuming and costly to defend and may divert management’s attention and resources away from our business and adversely affect our business, financial condition and results of operations.
Similarly, any increase in competition due to new legislative or industry developments could adversely affect us. These developments include:

•	increased capital-raising by insurance companies, which could result in new capital in the industry, which in turn may lead to lower insurance premiums and commissions;

•	insurance companies selling insurance directly to the insured without the involvement of a broker or other intermediary;

•	changes in our business compensation model as a result of regulatory developments;

•
federal and state governments establishing programs to provide property insurance in catastrophe-prone areas or other alternative market types of coverage that compete with, or completely replace, insurance products offered by insurance companies; and

•
increased competition from new market participants such as banks, accounting firms, consulting firms and Internet or other technology firms offering risk management, insurance brokerage services or new distribution channels for insurance, such as payroll firms.

New competition as a result of these or other competitive or industry developments could cause the demand for our products and services to decrease, which could in turn adversely affect our business, financial condition and results of operations.
E&O claims may negatively affect our business, financial condition and results of operations.
We have significant insurance agency and brokerage operations, and are subject to claims and litigation in the ordinary course of business resulting from alleged and actual E&O in placing insurance and rendering coverage advice. These activities involve substantial amounts of money. Since E&O claims against us may allege our liability for all or part of the amounts in question, claimants may seek large damage awards. These claims can involve significant defense costs. E&O could include failure to, whether negligently or intentionally, place coverage on behalf of clients, provide our Insurance Company Partners with complete and accurate information relating to the risks being insured or appropriately apply funds that we hold on a fiduciary basis. It is not always possible to prevent or detect E&O, and the precautions we take may not be effective in all cases.
We have E&O insurance coverage to protect against the risk of liability resulting from our alleged and actual E&O. Prices for this insurance and the scope and limits of the coverage terms available depend on our claims history as well as market conditions that are outside of our control. While we endeavor to purchase coverage that is appropriate to our assessment of our risk, we are unable to predict with certainty the frequency, nature or magnitude of claims for direct or consequential damages or whether our E&O insurance will cover such claims.
In establishing liabilities for E&O claims, we utilize case level reviews by outside counsel and an internal analysis to estimate potential losses. The liability is reviewed annually and adjusted as developments warrant. Given the unpredictability of E&O claims and of litigation that could flow from them, it is possible that an adverse outcome in a particular matter could have a material adverse effect on our results of operations, financial condition or cash flow in a given quarterly or annual period.
Our business depends on information processing systems. Security or data breaches of our information processing systems may hurt our business, financial condition and results of operations.
Our ability to provide insurance services to clients and to create and maintain comprehensive tracking and reporting of client accounts depends on our capacity to store, retrieve and process data, manage significant databases and expand and periodically upgrade our information processing capabilities. As our operations evolve, we will need to continue to make investments in new and enhanced information systems. As our information system providers revise and upgrade their hardware, software and equipment technology, we may encounter difficulties integrating these new technologies into our business. Interruption or loss of our information processing capabilities or adverse consequences from implementing new or enhanced systems could have a material adverse effect on our business, financial condition and results of operations.
In the course of providing financial services, we may electronically store or transmit personally identifiable information, such as social security numbers or credit card or bank information, of clients or employees of clients. Breaches in data security or infiltration of our network security by unauthorized persons could cause interruptions in operations and damage to our reputation. While we maintain policies, procedures and technological safeguards designed to protect the security and privacy of this information, we cannot entirely eliminate the risk of improper access to or disclosure of personally identifiable information nor the related costs we incur to mitigate the consequences from such events. Privacy laws and regulations are matters of growing public concern and are continuously changing in the states in which we operate. The failure to adhere to or successfully implement procedures to respond to these regulations could result in legal liability or impairment to our reputation.

Further, despite security measures taken, our systems may be vulnerable to physical break-ins, unauthorized access, viruses or other disruptive problems. If our systems or facilities were infiltrated or damaged, our clients could experience data loss, financial loss and significant business interruption leading to a material adverse effect on our business, financial condition and results of operations. We may be required to expend significant additional resources to modify protective measures, to investigate and remediate vulnerabilities or other exposures or to make required notifications.
We rely on the availability and performance of information technology services provided by third parties.
While we maintain some of our critical information technology systems, we also depend on third-party service providers to provide important information technology services relating to, among other things, agency management services, sales and service support, electronic communications and certain finance functions. If the service providers to which we outsource these functions do not perform effectively, we may not be able to achieve the expected cost savings and may have to incur additional costs to correct errors made by such service providers. Depending on the function involved, such errors may also lead to business disruption, processing inefficiencies, the loss of or damage to intellectual property through a security breach, the loss of sensitive data through a security breach, or otherwise. While we or any third-party service provider has not experienced any significant disruption, failure or breach impacting our information technology systems, any such disruption, failure or breach could adversely affect our business, financial condition and results of operations.
Our inability to successfully recover should we experience a disaster or other business continuity problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.
Should we experience a local or regional disaster or other business continuity problem, such as an earthquake, hurricane, terrorist attack, pandemic, security breach, power loss, telecommunications failure or other natural or man-made disaster, our continued success will depend, in part, on the availability of personnel, office facilities, and the proper functioning of computer, telecommunication and other related systems and operations. We could potentially lose client data or experience material adverse interruptions to our operations or delivery of services to clients in a disaster recovery scenario.
If we are unable to apply technology effectively in driving value for our clients through technology-based solutions or gain internal efficiencies through the application of technology and related tools, our results of operations, client relationships, growth and compliance programs could be adversely affected.
Our future success depends, in part, on our ability to anticipate and respond effectively to the threat of digital disruption and other technology change. We must also develop and implement technology solutions and technical expertise among our employees that anticipate and keep pace with rapid and continuing changes in technology, industry standards, client preferences and control standards. We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis, and our ideas may not be accepted in the marketplace. Additionally, the effort to gain technological expertise and develop new technologies in our business may require us to incur significant expenses. If we cannot develop or implement new technologies as quickly as our competitors, or if our competitors develop more cost-effective technologies or product offerings, we could experience a material adverse effect on our results of operations, client relationships, growth and compliance programs.
Damage to our reputation could have a material adverse effect on our business.
Our reputation is one of our key assets. We advise our clients on and provide services related to a wide range of subjects and our ability to attract and retain clients depends greatly on the external perceptions of our level of service, trustworthiness, business practices, financial condition and other subjective qualities. Negative perceptions or publicity regarding these or other matters, including our association with clients or business partners who themselves have a damaged reputation, or from actual or alleged conduct by us or our employees, could damage our reputation. Any resulting erosion of trust and confidence among existing and potential clients, regulators and other parties important to the success of our business could make it difficult for us to attract new clients and maintain existing ones, which could have a material adverse effect on our business, financial condition and results of operations.
Our inability to retain or hire qualified employees, as well as the loss of any of our executive officers, could negatively impact our ability to retain existing business and generate new business.
Our success depends on our ability to attract and retain skilled and experienced personnel. There is significant competition from within the insurance industry and from businesses outside the industry for exceptional employees, especially in key positions. If we are not able to successfully attract, retain and motivate our employees, our business, financial condition, results of operations and reputation could be materially and adversely affected.

If any of our key professionals were to join an existing competitor or form a competing company, some of our clients could choose to use the services of that competitor instead of our services. Certain of our key personnel are prohibited by contract from soliciting our employees and clients and from competing in our industry in any state in which we conduct or actively plan to conduct business at the time of the employee’s termination for a period of up to five years following termination of employment with us. However, there can be no assurance that we will be successful in enforcing these contracts.
In addition, we could be adversely affected if we fail to adequately plan for the succession of our senior leaders, including our founders and key executives. In particular, our future success depends substantially on the continued service of our co-founder and Chairman, Lowry Baldwin, and our Chief Executive Officer, Trevor Baldwin. Although we operate with a decentralized management system, the loss of our senior managers or other key personnel, including the legacy management of certain joint ventures or acquired subsidiaries, or our inability to continue to identify, recruit and retain such personnel, could materially and adversely affect our business, financial condition and results of operations.
The occurrence of natural or man-made disasters, including the recent novel coronavirus (COVID-19) outbreak, could result in declines in business and increases in claims that could adversely affect our business, financial condition and results of operations.
We are exposed to various risks arising out of natural disasters, including earthquakes, hurricanes, fires, floods, landslides, tornadoes, typhoons, tsunamis, hailstorms, explosions, climate events or weather patterns and public health crises, illness, epidemics or pandemic health events, as well as man-made disasters, including acts of terrorism, military actions, cyber-terrorism, explosions and biological, chemical or radiological events. The continued threat of terrorism and ongoing military actions may cause significant volatility in global financial markets, and a natural or man-made disaster could trigger an economic downturn in the areas directly or indirectly affected by the disaster. These consequences could, among other things, result in a decline in business and increased claims from those areas. They could also result in reduced underwriting capacity of our Insurance Company Partners, making it more difficult for our agents to place business. Disasters also could disrupt public and private infrastructure, including communications and financial services, which could disrupt our ordinary business operations. Any increases in loss ratios due to natural or man-made disasters could impact our contingent commissions, which are primarily driven by both growth and profitability metrics.
A natural or man-made disaster also could disrupt the operations of our counterparties or result in increased prices for the products and services they provide to us. Finally, a natural or man-made disaster could increase the incidence or severity of E&O claims against us.
In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States, and has been declared a pandemic by the World Health Organization. The global outbreak of COVID-19 continues to rapidly evolve. The extent to which COVID-19 impacts our business will depend on future developments in the United States, which are highly uncertain and cannot be predicted with confidence, including:

•	the ultimate geographic spread and severity of COVID-19;

•	the duration of the outbreak;

•	business closures, travel restrictions, social distancing and other actions taken to contain and treat COVID-19; and

•	the effectiveness of actions taken in the United States and other countries to contain and treat the virus.
As the COVID-19 outbreak and any associated protective or preventative measures continue to spread in the United States and around the world, we may experience disruptions to our business, including:

•	our Clients choosing to limit purchases of insurance due to declining business conditions, which would inhibit our ability to generate commission revenue and other revenue based on premiums placed;

•	travel restrictions and quarantines leading to a lack of in-person meetings, which would hinder our ability to establish relationships or originate new business; and

•	alternative working arrangements, including Colleagues working remotely, which could negatively impact our business should such arrangements remain for an extended period of time.
These and other disruptions related to COVID-19 could materially and adversely affect our business, financial condition and results of operations.

See Item 1A. “Risk Factors - Risks Relating to our Business - Because our business is highly concentrated in the Southeastern United States, adverse economic conditions, natural disaster, loss trends or regulatory changes in this region could adversely affect our financial condition.”
Non-compliance with or changes in laws, regulations or licensing requirements applicable to us could restrict our ability to conduct our business.
The industry in which we operate is subject to extensive regulation. We are subject to regulation and supervision both federally and in each applicable local jurisdiction. In general, these regulations are designed to protect clients and the insured and to protect the integrity of the financial markets, rather than to protect stockholders or creditors. Our ability to conduct business in these jurisdictions depends on our compliance with the rules and regulations promulgated by federal, state and other regulatory and self-regulatory authorities. Failure to comply with regulatory requirements, or changes in regulatory requirements or interpretations, could result in actions by regulators, potentially leading to fines and penalties, adverse publicity and damage to our reputation in the marketplace. There can be no assurance that we will be able to adapt effectively to any changes in law. In extreme cases, revocation of a subsidiary’s authority to do business in one or more jurisdictions could result from failure to comply with regulatory requirements. In addition, we could face lawsuits by clients, the insured and other parties for alleged violations of certain of these laws and regulations. It is difficult to predict whether changes resulting from new laws and regulations will affect the industry or our business and, if so, to what degree.
Employees and principals who engage in the solicitation, negotiation or sale of insurance, or provide certain other insurance services, generally are required to be licensed individually. Insurance and laws and regulations govern whether licensees may share commissions with unlicensed entities and individuals. We believe that any payments we make to third parties are in compliance with applicable laws. However, should any regulatory agency take a contrary position and prevail, we will be required to change the manner in which we pay fees to such employees or principals or require entities receiving such payments to become registered or licensed.
State insurance laws grant supervisory agencies, including state departments of insurance, broad administrative authority. State insurance regulators and the National Association of Insurance Commissioners continually review existing laws and regulations, some of which affect our business. These supervisory agencies regulate many aspects of the insurance business, including, the licensing of insurance brokers and agents and other insurance intermediaries, the handling of third-party funds held in a fiduciary capacity and trade practices, such as marketing, advertising and compensation arrangements entered into by insurance brokers and agents.
Federal, state and other regulatory and self-regulatory authorities have focused on, and continue to devote substantial attention to, the insurance industry as well as to the sale of products or services to seniors. Regulatory review or the issuance of interpretations of existing laws and regulations may result in the enactment of new laws and regulations that could adversely affect our operations or our ability to conduct business profitably. We are unable to predict whether any such laws or regulations will be enacted and to what extent such laws and regulations would affect our business.
The marketing and sale of Medicare plans are subject to numerous, complex and frequently changing laws and regulations, and non-compliance or changes in laws and regulations could harm our business, results of operations and financial condition.
The marketing and sale of Medicare plans are subject to numerous laws, regulations and guidelines at the federal and state level. The marketing and sale of Medicare Advantage and Medicare Part D prescription drug plans are principally regulated by the Centers for Medicare and Medicaid Services (“CMS”). The marketing and sale of Medicare Supplement plans are principally regulated on a state-by-state basis by state departments of insurance. The laws and regulations applicable to the marketing and sale of Medicare plans are numerous, ambiguous and complex, and, particularly with respect to regulations and guidance issued by CMS for Medicare Advantage and Medicare Part D prescription drug plans, change frequently. The telephone calls on which we enroll individuals into Medicare Advantage and Medicare Part D prescription drug plans are required to be recorded. Health insurance companies audit these recordings for compliance and listen to them in connection with their investigation of complaints. In addition, Medicare eligible individuals may receive a special election period and the ability to change Medicare Advantage and Medicare Part D prescription drug plans outside the Medicare annual enrollment period in the event that the sale of the plan was not in accordance with CMS rules and guidelines. Given CMS’s scrutiny of Medicare product health insurance companies and the responsibility of the health insurance companies for actions that we take, health insurance companies may terminate our relationship with them or take other corrective action if our Medicare product sales, marketing and operations are not in compliance or give rise to too many complaints. The termination of our relationship with health insurance companies for this reason would reduce the products we are able to offer, could result in the loss of commissions for past and future sales and would otherwise harm our business, results of operations and financial condition.

As a result of the laws, regulations and guidelines relating to the sale of Medicare plans, we have altered, and likely will have to continue to alter, our websites and sales process to comply with several requirements that are not applicable to our sale of non-Medicare-related health insurance plans. For instance, many aspects of our online platforms and our marketing material and processes, as well as changes to these platforms, materials and processes, including call center scripts, must be filed on a regular basis with CMS and reviewed and approved by health insurance companies in light of CMS requirements. In addition, certain aspects of our Medicare plan marketing partner relationships have been in the past, and will be in the future, subjected to CMS and health insurance company review. Changes to the laws, regulations and guidelines relating to Medicare plans, their interpretation or the manner in which they are enforced could be incompatible with these relationships, our platforms or our sale of Medicare plans, which could harm our business, results of operations and financial condition.
Due to changes in CMS guidance or enforcement or interpretation of existing guidance applicable to our marketing and sale of Medicare products, or as a result of new laws, regulations and guidelines, CMS, state departments of insurance or health insurance companies may determine to object to or not to approve aspects of our online platforms or marketing material and processes and may determine that certain existing aspects of our Medicare-related business are not in compliance. As a result, the progress of our Medicare operations could be slowed or we could be prevented from operating aspects of our Medicare commissions and fees generating activities altogether, which would harm our business, results of operations and financial condition, particularly if it occurred during the Medicare annual enrollment period.
If our ability to enroll individuals during enrollment periods is impeded, our business will be harmed.
It is difficult for the health insurance Risk Advisors we employ and our systems and processes to handle the increased volume of health insurance transactions that occur in a short period of time during the healthcare reform annual open enrollment period and the Medicare annual enrollment period. We hire additional employees on a temporary or seasonal basis in a limited period of time to address the expected increase in the volume of health insurance transactions during the Medicare annual enrollment period. We must ensure that our health insurance Risk Advisors and those of outsourced call centers are timely licensed, trained and certified and have the appropriate authority to sell health insurance in a number of states and for a number of different health insurance companies. We depend on our own employees, state departments of insurance, government exchanges and health insurance companies for licensing, certification and appointment. If our ability to market and sell Medicare-related health insurance and individual and family health insurance is constrained during an enrollment period for any reason, such as technology failures, reduced allocation of resources, any inability to timely employ, license, train, certify and retain our employees and our contractors and their health insurance Risk Advisors to sell health insurance, interruptions in the operation of our website or systems or issues with government-run health insurance exchanges, we could acquire fewer members, suffer a reduction in our membership and our business, results of operations and financial condition could be harmed.
We may not be able to successfully identify and acquire Partners or integrate Partners into our company, and we may become subject to certain liabilities assumed or incurred in connection with our Partnerships that could harm our business, results of operations and financial condition.
Strategic acquisitions to complement and expand our business, which we refer to as Partnerships, have been and will likely remain an important part of our competitive strategy. If we are unable to identify and complete acquisitions, or if we are inefficient or unsuccessful at integrating any Partner into our operations, we may not be able to achieve our planned rates of growth or improve our market share, profitability or competitive position in specific markets or services. The process of integrating a Partner has created, and will continue to create, operating difficulties. The risks we face include:

•	diversion of management time and focus from operating our core business to acquisition integration challenges;

•	excessive costs of deploying our business support and financial management tools in acquired companies;

•	failure to successfully integrate the Partner into our operations, including cultural challenges associated with integrating and retaining employees;

•	failure to achieve anticipated efficiencies or benefits, including through the loss of key clients or personnel of the Partner; and

•	failure to realize our strategic objectives for the Partner or further develop the Partner.

Although we conduct due diligence in connection with each of our Partnerships, there may be liabilities that we fail to discover, that we inadequately assess or that are not properly disclosed to us. In particular, to the extent that any Partner (i) failed to comply with or otherwise violated applicable laws or regulations, (ii) failed to fulfill contractual obligations to clients or (iii) incurred material liabilities or obligations to clients that are not identified during the diligence process, we, as the successor owner, may be financially responsible for these violations, failures and liabilities and may suffer financial or reputational harm or otherwise be adversely affected. In addition, as part of a Partnership, we may assume responsibilities and obligations of the Partner pursuant to the terms and conditions of agreements entered by the acquired entity that are not consistent with the terms and conditions that we typically accept and require. We also may be subject to litigation or other claims in connection with a Partner, including claims from employees, clients, stockholders or other third parties. Any material liabilities we incur that are associated with our Partnerships could harm our business, results of operations and financial condition.
Our Partnership strategy is also affected by our ability to secure additional debt or equity financing in the future to fund acquisitions. We may not be able to obtain such additional financing or, if available, it may not be in amounts and on terms acceptable to us. We cannot predict or guarantee that we will successfully identify suitable acquisition candidates, consummate any Partnership or integrate any Partner. Any failure to do so could have an adverse impact on our business, results of operations and financial condition.
See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Partnerships” for further discussion of our strategic acquisitions.
An impairment of goodwill could have a material adverse effect on our financial condition and results of operations.
When we acquire Partners we record goodwill and other intangible assets. As of December 31, 2019, goodwill represented 41% of our total assets. Goodwill is not amortized and is subject to assessment for impairment at least annually. The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting units. We compare the fair value of each reporting unit with its carrying amount to determine if there is potential impairment of goodwill. Management reviews the carrying value attributed to each reporting unit at least annually to determine if the facts and circumstances suggest that there is impairment.
We may in the future be required to take additional goodwill or other asset impairment charges. Any such non-cash charges could have a material adverse effect on our financial condition and results of operations.
In connection with the implementation of our corporate strategies, we face risks associated with the entry into new lines of business and the growth and development of these businesses.
From time to time, either through acquisitions or internal development, we may enter new lines of business or offer new products and services within existing lines of business. These new lines of business or new products and services may present additional risks, particularly in instances where the markets are not fully developed. Such risks include the investment of significant time and resources; the possibility that these efforts will not be successful; the possibility that the marketplace does not accept our products or services, or that we are unable to retain clients that adopt our new products or services; and the risk of additional liabilities associated with these efforts. Other risks include developing knowledge of and experience in the new lines of business, integrating the Partner into our systems and culture, recruiting professionals and developing and capitalizing on new relationships with experienced market participants. External factors, such as compliance with new or revised regulations, competitive alternatives and shifting market preferences may also impact the successful implementation of a new line of business. Failure to manage these risks in the acquisition or development of new businesses could materially and adversely affect our business, financial condition and results of operations. In addition, if we dispose of or otherwise exit certain businesses, there can be no assurance that we will not incur certain disposition-related charges, or that we will be able to reduce overhead related to the divested assets.
We have debt outstanding that could adversely affect our financial flexibility and subjects us to restrictions and limitations that could significantly impact our ability to operate our business.
As of December 31, 2019, we had total consolidated debt outstanding of approximately $40.4 million, collateralized by substantially all the Company’s assets, including a pledge of all equity securities of each of the Company’s subsidiaries. In the year ending December 31, 2019, we had debt servicing costs of $170.3 million, inclusive of $154.6 million in principal repayments, related to the payoff of all our outstanding indebtedness under the Villages Credit Agreement and the partial paydown of the JPMorgan Credit Agreement, and $10.6 million of interest. In the year ending December 31, 2018, we had debt servicing costs of $6.6 million, all of which was attributable to interest.

The level of debt we have outstanding during any period could adversely affect our financial flexibility. We also bear risk at the time debt matures. Our ability to make interest and principal payments, to refinance our debt obligations and to fund our planned capital expenditures will depend on our ability to generate cash from operations. Our ability to generate cash from operations is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, such as an environment of rising interest rates. The need to service our indebtedness will also reduce our ability to use cash for other purposes, including working capital, dividends to stockholders, acquisitions, capital expenditures, share repurchases and general corporate purposes. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions and investments, any of which could impede the implementation of our business strategy or prevent us from entering into transactions that would otherwise benefit our business. Additionally, we may not be able to effect such actions, if necessary, on favorable terms, or at all. We may not be able to refinance any of our indebtedness on favorable terms, or at all.
The JPMorgan Credit Agreement contains covenants that, among other things, restrict our ability to make certain restricted payments, incur additional debt, engage in certain asset sales, mergers, acquisitions or similar transactions, create liens on assets, engage in certain transactions with affiliates, change our business or make certain investments and require us to comply with certain financial covenants. The restrictions in the JPMorgan Credit Agreement governing our debt may prevent us from taking actions that we believe would be in the best interest of our business and our stockholders and may make it difficult for us to execute our business strategy successfully or effectively compete with companies that are not similarly restricted. We may also incur future debt obligations that might subject us to additional or more restrictive covenants that could affect our financial and operational flexibility, including our ability to pay dividends. We cannot make any assurances that we will be able to refinance our debt or obtain additional financing on terms acceptable to us, or at all. A failure to comply with the restrictions under the JPMorgan Credit Agreement could result in a default under the financing obligations or could require us to obtain waivers from our lenders for failure to comply with these restrictions. The occurrence of a default that remains uncured or the inability to secure a necessary consent or waiver could cause our obligations with respect to our debt to be accelerated and have a material adverse effect on our business, financial condition and results of operations.
The JPMorgan Credit Agreement provides for an interest rate based on, depending on the type of loan, the Eurodollar rate or the Alternate Base Rate (as defined in the JPMorgan Credit Agreement), plus, in each case, a margin based on Total Leverage Ratio (as defined in the JPMorgan Credit Agreement).
Because our business is highly concentrated in the Southeastern United States, adverse economic conditions, natural disasters, loss trends or regulatory changes in this region could adversely affect our financial condition.
A significant portion of our business is concentrated in the Southeastern U.S. The insurance business is primarily a state-regulated industry, and therefore state legislatures may enact laws that adversely affect the insurance industry. Because our business is concentrated in the Southeastern U.S., we face greater exposure to unfavorable changes in regulatory conditions in that region than insurance intermediaries whose operations are more diversified through a greater number of states. In addition, the occurrence of adverse economic conditions, natural or other disasters, loss trends or other circumstances specific to or otherwise significantly impacting these states could adversely affect our financial condition, results of operations and cash flows. For example, Florida homeowners recently have been assigning the benefit of their insurance recovery to third parties. This practice, referred to as an “assignment of benefits” or “AOB,” and related abuses have substantially increased, and may continue to increase, our Insurance Company Partners’ exposure to inflated claims, attorney’s fees and costs. Increases in loss ratios and related costs experienced by our Insurance Company Partners will result in a decreased profit to them and may result in decreases in payments of contingent or profit-sharing commissions to us. This trend may also cause one or more of our Insurance Company Partners to reduce or cease writing insurance we offer our Clients, which in turn could reduce our ability to place certain lines of insurance and, as a result, reduce our commissions and fees and profitability.
In addition, we are susceptible to losses and interruptions caused by hurricanes (particularly in Florida, where our headquarters and several offices are located), earthquakes, power shortages, telecommunications failures, water shortages, floods, fire, extreme weather conditions, geopolitical events, such as terrorist acts, and other natural or man-made disasters. Hurricanes in particular may have an outsized impact on the insurance industry. Our insurance coverage with respect to natural disasters is limited and is subject to deductibles and coverage limits. Such coverage may not be adequate, or may not continue to be available at commercially reasonable rates and terms. We expect to grow our footprint throughout the country.

The recently enacted tax reform bill could affect our business and financial condition.
On December 22, 2017, the Tax Cuts and Jobs Act, or the Tax Act, significantly revised U.S. federal corporate income tax law by, among other things, reducing the U.S. federal corporate income tax rate to 21%, limiting the tax deduction for interest expense to 30% of adjusted taxable income, allowing immediate expensing for certain new investments, and, effective for net operating losses arising in taxable years beginning after December 31, 2017, eliminating net operating loss carrybacks, permitting indefinite net operating loss carryforwards, and limiting the use of net operating loss carryforwards to 80% of current year taxable income.
There are a number of uncertainties and ambiguities as to the interpretation and application of many of the provisions in the Tax Act. In the absence of guidance on these issues, we will use what we believe are reasonable interpretations and assumptions in interpreting and applying the Tax Act for purposes of determining our cash tax liabilities and results of operations, which may change as we receive additional clarification and implementation guidance and as the interpretation of the Tax Act evolves over time. It is possible that the Internal Revenue Service (the “IRS”) could issue subsequent guidance or take positions on audit that differ from the interpretations and assumptions that we previously made, which could have a material adverse effect on our cash tax liabilities, results of operations and financial condition.
We derive a significant portion of our commissions and fees from a limited number of our Insurance Company Partners, the loss of which would result in additional expense and loss of market share.
For the year ended December 31, 2019, two Insurance Company Partners accounted for approximately 14% and 10% of our total core commissions. Should any of these Insurance Company Partners seek to terminate its arrangements with us, we could be forced to move our business to another Insurance Company Partner and some additional expense and loss of market share could possibly result.
Our business may be harmed if we lose our relationships with Insurance Company Partners, fail to maintain good relationships with Insurance Company Partners, become dependent upon a limited number of Insurance Company Partners or fail to develop new Insurance Company Partner relationships.
Our business typically enters into contractual agency relationships with Insurance Company Partners that are sometimes unique to Baldwin Risk Partners, but nonexclusive and terminable on short notice by either party for any reason. In many cases, Insurance Company Partners also have the ability to amend the terms of our agreements unilaterally on short notice. Our Insurance Company Partners may be unwilling to allow us to sell their existing or new insurance products or may amend our agreements with them, for a variety of reasons, including for competitive or regulatory reasons or because of a reluctance to distribute their products through our platform. Our Insurance Company Partners may decide to rely on their own internal distribution channels, choose to exclude us from their most profitable or popular products, or decide not to distribute insurance products in individual markets in certain geographies or altogether. The termination or amendment of our relationship with an Insurance Company Partner could reduce the variety of insurance products we offer. We also could lose a source of, or be paid reduced commissions for, future sales and could lose renewal commissions for past sales. Our business could also be harmed if we fail to develop new Insurance Company Partner relationships.
In the future, it may become necessary for us to offer insurance products from a reduced number of Insurance Company Partners or to derive a greater portion of our commissions and fees from a more concentrated number of Insurance Company Partners as our business and the insurance industry evolve. Should our dependence on a smaller number of Insurance Company Partners increase, whether as a result of the termination of Insurance Company Partner relationships, Insurance Company Partner consolidation or otherwise, we may become more vulnerable to adverse changes in our relationships with our Insurance Company Partners, particularly in states where we offer insurance products from a relatively small number of Insurance Company Partners or where a small number of insurance companies dominate the market. The termination, amendment or consolidation of our relationship with our Insurance Company Partners could harm our business, financial condition and results of operations.

We rely on third parties to perform key functions of our business operations, enabling our provision of services to our clients. These third parties may act in ways that could harm our business.
We rely on third parties, and in some cases subcontractors, to provide services, data, and information, such as technology, information security, funds transfers, data processing and administration and support functions, that are critical to our business operations. These third parties include correspondents, agents and other brokerage and intermediaries, insurance markets, data providers, plan trustees, payroll service providers, benefits administrators, software and system vendors, health plan providers, investment managers and providers of human resources, among others. As we do not fully control the actions of these third parties, we are subject to the risk that their decisions, actions or inactions may adversely impact us and replacing these service providers could create significant delays and expenses. A failure by third parties to comply with service level agreements or regulatory or legal requirements in a high-quality and timely manner, particularly during periods of our peak demand for their services, could result in economic and reputational harm to us. In addition, we face risks as we transition from in-house functions to third-party support functions and providers that there may be disruptions in service or other unintended results that may adversely affect our business operations. These third parties face their own technology, operating, business, and economic risks, and any significant failures by them, including the improper use or disclosure of our confidential client, employee, or company information, could cause harm to our reputation. An interruption in or the cessation of service by any service provider as a result of systems failures, cybersecurity incidents, capacity constraints, financial difficulties, or for any other reason could disrupt our operations, impact our ability to offer certain products and services, and result in contractual or regulatory penalties, liability claims from clients, or employees, damage to our reputation, and harm to our business.
If we fail to manage future growth effectively, our business could be materially adversely affected.
We have experienced rapid growth. This growth has placed significant demands on management and our operational infrastructure. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, while maintaining the beneficial aspects of our company culture. If we do not manage the growth of our business and operations effectively, the quality of our services and efficiency of our operations could suffer and we may not be able to execute on our business plan, which could harm our brand, results of operations and overall business.
Our corporate culture has contributed to our success, and if we cannot maintain this culture, or if we experience a change in management, management philosophy or business strategy, our business may be harmed.
We believe that a significant contributor to our success has been our entrepreneurial and sales-oriented culture, as outlined in the Azimuth, our corporate constitution. As we grow, including from the integration of employees and businesses acquired in connection with previous or future acquisitions, we may find it difficult to maintain important aspects of our corporate culture, which could negatively affect our profitability or our ability to retain and recruit people of the highest integrity and quality who are essential to our future success. We may face pressure to change our culture as we grow, particularly if we experience difficulties in attracting competent personnel who are willing to embrace our culture. In addition, as our organization grows and we are required to implement more complex organizational structures, or if we experience a change in management, management philosophy or business strategy, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture, such as our Partnership operating model, which could negatively impact our future success.
Our results may be adversely affected by changes in the mode of compensation in the insurance industry.
In the past, state regulators have scrutinized the manner in which insurance brokers are compensated. For example, the Attorney General of the State of New York brought charges against members of the insurance brokerage community. These actions have created uncertainty concerning longstanding methods of compensating insurance brokers. Given that the insurance brokerage industry has faced scrutiny from regulators in the past over its compensation practices, and the transparency and discourse to clients regarding brokers’ compensation, it is possible that regulators may choose to revisit the same or other practices in the future. If they do so, compliance with new regulations along with any sanctions that might be imposed for past practices deemed improper could have an adverse impact on our future results of operations and inflict significant reputational harm on our business.

Efforts to reduce healthcare costs and alter healthcare financing practices could adversely affect our business.
The U.S. healthcare industry is subject to increased governmental regulation at both the federal and state levels. Certain proposals have been made at the federal and state government levels in an effort to control healthcare costs, including proposing to lower reimbursement under the Medicare program. These proposals include “single payor” government funded healthcare and price controls on prescription drugs. If these or similar efforts are successful, our business and operations could be materially adversely affected. In addition, changing political, economic and regulatory influences may affect healthcare financing and reimbursement practices. If the current healthcare financing and reimbursement system changes significantly, our business could be materially adversely affected. Congress periodically considers proposals to reform the U.S. healthcare system such as the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act in 2010. Our Insurance Company Partners may react to these proposals and the uncertainty surrounding them by reducing or delaying purchases of services that we provide. We cannot predict what effect, if any, these proposals may have on our business. Other legislative or market-driven changes in the healthcare system that we cannot anticipate could also materially adversely affect our consolidated results of operations, consolidated financial position or consolidated cash flow from operations.
Certain of our results of operations and financial metrics may be difficult to predict as a result of seasonality.
The insurance brokerage market is seasonal and our results of operations are somewhat affected by seasonal trends. Our Adjusted EBITDA and Adjusted EBITDA Margins are typically highest in the first quarter and lowest in the fourth quarter. This variation is primarily due to fluctuations in our revenue, while overhead remains consistent throughout the year. Our revenues are generally highest in the first quarter due to the impact of contingent payments received in the first quarter from Insurance Company Partners that we cannot readily estimate before receipt without the risk of significant reversal and a higher degree of first quarter policy commencements and renewals in Medicare and certain Middle Market lines of business such as employee benefits and commercial. In addition, a higher proportion of our first quarter revenue is derived from our highest margin businesses.
Partnerships can significantly impact Adjusted EBITDA and Adjusted EBITDA Margins in a given year and may increase the amount of seasonality within the business, especially results attributable to Partnerships that have not been fully integrated into our business or owned by us for a full year.
Risks Relating to Intellectual Property and Cybersecurity
Our business depends on a strong brand, and any failure to maintain, protect and enhance our brand would hurt our ability to grow our business, particularly in new markets where we have limited brand recognition.
We have developed a strong brand that we believe has contributed significantly to the success of our business. Maintaining, protecting and enhancing the “Baldwin Risk Partners,” “Baldwin Krystyn Sherman Partners” and “Insight Beyond Insurance” brands is critical to growing our business, particularly in new markets where we have limited brand recognition. If we do not successfully build and maintain a strong brand, our business could be materially harmed. Maintaining and enhancing the quality of our brand may require us to make substantial investments in areas such as marketing, community relations, outreach and employee training. We actively engage in advertisements, targeted promotional mailings and email communications, and engage on a regular basis in public relations and sponsorship activities. These investments may be substantial and may fail to encompass the optimal range of traditional, online and social advertising media to achieve maximum exposure and benefit to our brand.
Infringement, misappropriation or dilution of our intellectual property could harm our business.
We believe that our “Baldwin Risk Partners,” “Baldwin Krystyn Sherman Partners” and “Insight Beyond Insurance” trademarks have significant value and that these and other intellectual property are valuable assets that are critical to our success. Unauthorized uses or other infringement of our trademarks or service marks could diminish the value of our brand and may adversely affect our business. Effective intellectual property protection may not be available in every market. Failure to adequately protect our intellectual property rights could damage our brand and impair our ability to compete effectively. Even where we have effectively secured statutory protection for our trademarks and other intellectual property, our competitors and other third parties may misappropriate our intellectual property, and in the course of litigation, such competitors and other third parties occasionally attempt to challenge the breadth of our ability to prevent others from using similar marks or designs. If such challenges were to be successful, less ability to prevent others from using similar marks or designs may ultimately result in a reduced distinctiveness of our brand in the minds of consumers. Defending or enforcing our trademark rights, branding practices and other intellectual property could result in the expenditure of significant resources and divert the attention of management, which in turn may materially and adversely affect our business and results of operations, even if such defense or enforcement is ultimately successful. Even though competitors occasionally may attempt to challenge our ability to prevent infringers from using our marks, we are not aware of any challenges to our right to use any of our brand names or trademarks.

Failure to protect or enforce our intellectual property rights, or allegations that we have infringed on the intellectual property rights of others, could harm our reputation, ability to compete effectively, business, financial condition and results of operations.
To protect our intellectual property rights, we rely on a combination of trademark laws, copyright laws, trade secret protection, confidentiality agreements and other contractual arrangements with our affiliates, Colleagues, clients, Partners and others. However, the protective steps that we take may be inadequate to deter misappropriation of our proprietary information or infringement of our intellectual property. In addition, we may be unable to detect the unauthorized use of our intellectual property rights. Failure to protect our intellectual property adequately could harm our reputation and affect our ability to compete effectively. In addition, even if we initiate litigation against third parties, such as infringement suits, we may not prevail.
Meanwhile, third parties may assert intellectual property rights claims against us, which may be costly to defend, could require the payment of damages and could limit our ability to use or offer certain technologies, products or other intellectual property. Any intellectual property claims, with or without merit, could be expensive, take significant time and divert management’s attention from other business concerns. Successful challenges against us could require us to modify or discontinue our use of technology or business processes where such use is found to infringe or violate the rights of others, or require us to purchase licenses from third parties, any of which could adversely affect our business, financial condition and results of operations.
Improper disclosure of confidential, personal or proprietary data, whether due to human error, misuse of information by employees or vendors, or as a result of cyberattacks, could result in regulatory scrutiny, legal liability or reputational harm, and could have an adverse effect on our business or operations.
We maintain confidential, personal and proprietary information relating to our company, our employees and our clients. This information includes personally identifiable information, protected health information, such as information regarding the medical history of clients, and financial information. We are subject to laws and regulations relating to the collection, use, retention, security and transfer of this information. These laws apply to transfers of information among our affiliates, as well as to transactions we enter into with third-party vendors.
Cybersecurity breaches, such as computer viruses, unauthorized parties gaining access to our information technology systems and similar incidents could disrupt the security of our internal systems and business applications, impair our ability to provide services to our clients and protect the privacy of their data, compromise confidential business information, result in intellectual property or other confidential or proprietary information being lost or stolen, including client, employee or company data, which could harm our competitive position or otherwise adversely affect our business. Cyber threats are constantly evolving, which makes it more difficult to detect cybersecurity incidents, assess their severity or impact in a timely manner, and successfully defend against them.
We maintain policies, procedures and technical safeguards designed to protect the security and privacy of confidential, personal and proprietary information. Nonetheless, we cannot eliminate the risk of human error or guarantee our safeguards against employee, vendor or third-party malfeasance. It is possible that the steps we follow, including our security controls over personal data and training of employees on data security, may not prevent improper access to, disclosure of or misuse of confidential, personal or proprietary information. This could cause harm to our reputation, create legal exposure or subject us to liability under laws that protect personal data, resulting in increased costs or loss of commissions and fees.
Data privacy is subject to frequently changing laws, rules and regulations in the various jurisdictions in which we operate. For example, legislators in the U.S. are proposing new and more robust cybersecurity legislation in light of the recent broad-based cyberattacks at a number of companies. These and similar initiatives around the country could increase the cost of developing, implementing or securing our servers and require us to allocate more resources to improved technologies, adding to our information technology and compliance costs. Our failure to adhere to, or successfully implement processes in response to, changing legal or regulatory requirements in this area could result in legal liability or damage to our reputation in the marketplace.

Risks Relating to our Organizational Structure
We are a holding company and our principal asset is our 31% ownership interest in BRP, and we are accordingly dependent upon distributions from BRP to pay dividends, if any, and taxes, make payments under the Tax Receivable Agreement and pay other expenses.
We are a holding company and our principal asset is our direct or indirect ownership of 31% of the outstanding LLC Units. We have no independent means of generating commissions and fees. As the sole managing member of BRP, we intend to cause BRP to make distributions to the holders of LLC Units and us, in amounts sufficient to (i) cover all applicable taxes payable by us and the holders of LLC Units, (ii) allow us to make any payments required under the Tax Receivable Agreement we entered into as part of the Reorganization Transactions and (iii) fund dividends to our stockholders in accordance with our dividend policy, to the extent that our board of directors declares such dividends.
Deterioration in the financial conditions, earnings or cash flow of BRP and its subsidiaries for any reason could limit or impair their ability to pay such distributions. Additionally, to the extent that we need funds and BRP is restricted from making such distributions to us under applicable law or regulation, as a result of covenants in its debt agreements or otherwise, we may not be able to obtain such funds on terms acceptable to us, or at all, and, as a result, could suffer a material adverse effect on our liquidity and financial condition.
In certain circumstances, BRP will be required to make distributions to us and the other holders of LLC Units, and the distributions that BRP will be required to make may be substantial.
Under the Amended LLC Agreement, BRP will generally be required from time to time to make pro rata distributions in cash to us and the other holders of LLC Units at certain assumed tax rates in amounts that are intended to be sufficient to cover the taxes on our and the other LLC Unit holders’ respective allocable shares of the taxable income of BRP. As a result of (i) potential differences in the amount of net taxable income allocable to us and the other LLC Unit holders, (ii) the lower tax rate applicable to corporations than individuals and (iii) the favorable tax benefits that we anticipate receiving from (a) acquisitions of interests in BRP in connection with acquisitions by BRP Group of LLC Units from Lowry Baldwin, our Chairman, and Villages Invesco in connection with the Initial Public Offering and future taxable redemptions or exchanges of LLC Units for shares of our Class A common stock or cash and (b) payments under the Tax Receivable Agreement, we expect that these tax distributions will be in amounts that exceed our tax liabilities and obligations to make payments under the Tax Receivable Agreement. Our board of directors will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, dividends, repurchases of our Class A common stock, the payment of obligations under the Tax Receivable Agreement and the payment of other expenses. We will have no obligation to distribute such cash (or other available cash other than any declared dividend) to our stockholders. No adjustments to the redemption or exchange ratio of LLC Units for shares of Class A common stock will be made as a result of either (i) any cash distribution by us or (ii) any cash that we retain and do not distribute to our stockholders. To the extent that we do not distribute such excess cash as dividends on our Class A common stock and instead, for example, hold such cash balances or lend them to BRP, holders of LLC Units would benefit from any value attributable to such cash balances as a result of their ownership of Class A common stock following a redemption or exchange of their LLC Units.

We are controlled by BRP’s LLC Members whose interests in our business may be different than yours, and certain statutory provisions afforded to stockholders are not applicable to us.
BRP’s LLC Members control approximately 69% of the combined voting power of our common stock at December 31, 2019. Further, pursuant to the Stockholders Agreement we and the Pre-IPO LLC Members entered into, Pre-IPO LLC Members may approve or disapprove substantially all transactions and other matters requiring approval by our stockholders, such as a merger, consolidation or sale of all or substantially all of our assets, any dissolution, liquidation or reorganization of us or our subsidiaries or any acquisition or disposition of any asset in excess of 5% of total assets, the incurrence, guarantee, assumption or refinancing of indebtedness, or grant of a security interest, in excess of 10% of total assets (or that would cause aggregate indebtedness or guarantees thereof to exceed 10% of total assets), the issuance or redemption of certain additional equity interests in an amount exceeding $10 million, the establishment or amendment of any equity, purchase or bonus plan for the benefit of employees, consultants, officers or directors, any capital or other expenditure in excess of 5% of total assets, the declaration or payment of dividends on capital stock or distributions by BRP on LLC Units other than tax distributions as defined in the Amended LLC Agreement. Other matters requiring approval by BRP’s LLC Members pursuant to the Stockholders Agreement include changing the number of directors on our board of directors, changing the jurisdiction of incorporation, changing the location of BRP’s headquarters, changing the name of BRP, amendments to governing documents, adopting a shareholder rights plan and any changes to BRP’s fiscal year or public accountants. In addition, the Stockholders Agreement will provide that approval by BRP’s LLC Members is required for any changes to the strategic direction or scope of BRP Group and BRP’s business, any acquisition or disposition of any asset or business having consideration or fair value in excess of 5% of our total assets and the hiring and termination of our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Chief Partnership Officer or other change to senior management or key employees (including terms of compensation). Furthermore, the Stockholders Agreement will provide that, for so long as the Pre-IPO LLC Members beneficially hold at least 10 of the aggregate number of outstanding shares of our common stock (the “Substantial Ownership Requirement”), Pre-IPO LLC Members may designate a majority of the nominees for election to our board of directors, including the nominee for election to serve as Chairman of our board of directors and that, so long as Villages Invesco beneficially owns 7.5% of the aggregate number of outstanding shares of our common stock, it may designate one nominee for election to our board of directors and any director elected after having been nominated by Villages Invesco may only be removed for cause or with the consent of Villages Invesco. The parties to the voting agreement pursuant to which, in connection with any meeting of our shareholders or any written consent of our shareholders, each such person and trust party thereto will agree to vote or exercise their right to consent in the manner directed by Lowry Baldwin, our Chairman, have agreed to vote for the election of the nominee designated by Villages Invesco. Furthermore, if there is a change of control of the Company, we may lose the right and license to use the “Villages” brand from Villages Invesco for our business.
This concentration of ownership and voting power may also delay, defer or even prevent an acquisition by a third party or other change of control of our company, which could deprive you of an opportunity to receive a premium for your shares of Class A common stock and may make some transactions more difficult or impossible without the support of the Pre-IPO LLC Members, even if such events are in the best interests of minority stockholders. Furthermore, this concentration of voting power with Pre-IPO LLC Members may have a negative impact on the price of our Class A common stock. In addition, Pre-IPO LLC Members will have the ability to designate a majority of the nominees for election to our board of directors, including the nominee for election to serve as Chairman of our board of directors until the Substantial Ownership Requirement is no longer met. As a result, Pre-IPO LLC Members may not be inclined to permit us to issue additional shares of Class A common stock, including for the facilitation of acquisitions, if it would dilute their holdings below the 10% threshold.
We cannot predict whether our dual-class structure, combined with the concentrated control of Pre-IPO LLC Members, will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indexes. In July 2017, FTSE Russell announced that it plans to require new constituents of its indexes to have greater than 5% of the company’s voting rights in the hands of public stockholders, and S&P Dow Jones announced that it will no longer admit companies with multiple-class share structures to certain of its indexes. Because of our dual-class structure, we will likely be excluded from these indexes and we cannot assure you that other stock indexes will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.

Pre-IPO LLC Members’ interests may not be fully aligned with yours, which could lead to actions that are not in your best interests. Because the Pre-IPO LLC Members hold a majority of their economic interests in our business through BRP rather than through BRP Group, they may have conflicting interests with holders of shares of our Class A common stock. For example, the Pre-IPO LLC Members may have a different tax position from us, which could influence their decisions regarding whether and when we should dispose of assets or incur new or refinance existing indebtedness, especially in light of the existence of the Tax Receivable Agreement and whether and when we should undergo certain changes of control for purposes of the Tax Receivable Agreement or terminate the Tax Receivable Agreement. In addition, the structuring of future transactions may take into consideration these tax or other considerations even where no similar benefit would accrue to us. Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to BRP’s federal income tax returns, it may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from BRP. If, as a result of any such audit adjustment, BRP is required to make payments of taxes, penalties and interest, BRP’s cash available for distributions to us may be substantially reduced. These rules are not applicable to BRP for tax years beginning on or prior to December 31, 2017. In addition, the Pre-IPO LLC Members’ significant ownership in us and resulting ability to effectively control us may discourage someone from making a significant equity investment in us, or could discourage transactions involving a change in control, including transactions in which you as a holder of shares of our Class A common stock might otherwise receive a premium for your shares over the then-current market price.
For so long as the Pre-IPO LLC Members beneficially hold at least a majority of the aggregate outstanding shares of our common stock (the “Majority Ownership Requirement”), we have opted out of Section 203 of the General Corporation Law of the State of Delaware (“DGCL”), which prohibits a publicly held Delaware corporation from engaging in a business combination transaction with an interested stockholder for a period of three years after the interested stockholder became such unless the transaction fits within an applicable exemption, such as board approval of the business combination or the transaction which resulted in such stockholder becoming an interested stockholder. Therefore, after the 180-day lock-up period in connection with the Initial Public Offering expires, Pre-IPO LLC Members will be able to transfer control of us to a third party by transferring their shares of our common stock (subject to certain restrictions and limitations), which would not require the approval of our board of directors or our other stockholders.
Our certificate of incorporation and Stockholders Agreement provides that, to the fullest extent permitted by law, the doctrine of “corporate opportunity” under Delaware law will only apply against our directors and officers and their respective affiliates for competing activities related to insurance brokerage activities. This doctrine will not apply to any business activity other than insurance brokerage activities. Furthermore, the Pre-IPO LLC Members have business relationships outside of our business.
We are a “controlled company” within the meaning of the Nasdaq rules and, as a result, qualify for, and will rely on, exemptions from certain corporate governance requirements that provide protection to the stockholders of companies that are subject to such corporate governance requirements.
A group comprised of Baldwin Investment Group Holdings, LLC, Lowry Baldwin, our Chairman, Elizabeth Krystyn, Laura Sherman, Trevor Baldwin, our Chief Executive Officer, Kris Wiebeck, our Chief Financial Officer, John Valentine, our Chief Partnership Officer, Dan Galbraith, our Chief Operating Officer, Brad Hale, our Chief Accounting Officer, Chris Stephens, our General Counsel, James Roche, Millennial Specialty Holdco, LLC, Highland Risk Services LLC and certain trusts established by such individuals beneficially own more than 50% of the voting power for the election of members of our board of directors. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the Nasdaq rules. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain Nasdaq corporate governance requirements.
As a controlled company, we rely on certain exemptions from the Nasdaq standards that may enable us not to comply with certain Nasdaq corporate governance requirements. Accordingly, we have opted not to implement a stand-alone nominating and corporate governance committee and our compensation committee is not fully independent. As a consequence of our reliance on certain exemptions from the Nasdaq standards provided to “controlled companies,” you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the Nasdaq.

We will be required to pay BRP’s LLC Members and any other persons that become parties to the Tax Receivable Agreement for certain tax benefits we may receive, and the amounts we may pay could be significant.
Acquisitions by BRP Group of LLC Units from Lowry Baldwin, our Chairman, and Villages Invesco in connection with the Initial Public Offering and future taxable redemptions or exchanges by BRP’s LLC Members of LLC Units for shares of our Class A common stock or cash, as well as other transactions described herein, are expected to result in tax basis adjustments to the assets of BRP that will be allocated to us and thus produce favorable tax attributes. These tax attributes would not be available to us in the absence of those transactions. The anticipated tax basis adjustments are expected to reduce the amount of tax that we would otherwise be required to pay in the future.
We entered into the Tax Receivable Agreement with BRP’s LLC Members that will provide for the payment by us to BRP’s LLC Members of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of (i) any increase in tax basis in BRP Group’s assets resulting from (a) acquisitions by BRP Group of LLC Units from BRP’s LLC Members in connection with the Initial Public Offering, (b) the purchase of LLC Units from any of BRP’s LLC Members using the net proceeds from any future offering, (c) redemptions or exchanges by BRP’s LLC Members of LLC Units for shares of our Class A common stock or cash or (d) payments under the Tax Receivable Agreement and (ii) tax benefits related to imputed interest resulting from payments made under the Tax Receivable Agreement. The payment obligations under the Tax Receivable Agreement are our obligations and not obligations of BRP.
The actual increases in tax basis with respect to future taxable redemptions, exchanges or purchases of LLC Units, as well as the amount and timing of any payments we are required to make under the Tax Receivable Agreement in respect of the acquisition of LLC Units from BRP’s LLC Members in connection with the Initial Public Offering or future taxable redemptions, exchanges or purchases of LLC Units, may differ materially from the amounts set forth above because the potential future reductions in our tax payments, as determined for purposes of the Tax Receivable Agreement, and the payments we will be required to make under the Tax Receivable Agreement, will each depend on a number of factors, including the market value of our Class A common stock at the time of redemption or exchange, the prevailing federal tax rates applicable to us over the life of the Tax Receivable Agreement (as well as the assumed combined state and local tax rate), the amount and timing of the taxable income that we generate in the future and the extent to which future redemptions, exchanges or purchases of LLC Units are taxable transactions.
Payments under the Tax Receivable Agreement are not conditioned on BRP’s LLC Members’ continued ownership of us. There may be a material negative effect on our liquidity if, as described below, the payments under the Tax Receivable Agreement exceed the actual benefits we receive in respect of the tax attributes subject to the Tax Receivable Agreement and/or distributions to us by BRP are not sufficient to permit us to make payments under the Tax Receivable Agreement.
In addition, although we are not aware of any issue that would cause the IRS to challenge the tax basis increases or other benefits arising under the Tax Receivable Agreement, BRP’s LLC Members will not reimburse us for any payments previously made if such tax basis increases or other tax benefits are subsequently disallowed, except that any excess payments made to BRP’s LLC Members will be netted against future payments otherwise to be made under the Tax Receivable Agreement, if any, after our determination of such excess. As a result, in such circumstances, we could make payments to BRP’s LLC Members under the Tax Receivable Agreement that are greater than our actual cash tax savings and we may not be able to recoup those payments, which could negatively impact our liquidity.
In addition, the Tax Receivable Agreement provides that, upon certain mergers, asset sales or other forms of business combination, or certain other changes of control, our or our successor’s obligations with respect to tax benefits would be based on certain assumptions, including that we or our successor would have sufficient taxable income to fully utilize the increased tax deductions and tax basis and other benefits covered by the Tax Receivable Agreement. As a result, upon a change of control, we could be required to make payments under the Tax Receivable Agreement that are greater than the specified percentage of our actual cash tax savings, which could negatively impact our liquidity.
This provision of the Tax Receivable Agreement may result in situations where BRP’s LLC Members have interests that differ from or are in addition to those of our other stockholders. In addition, we could be required to make payments under the Tax Receivable Agreement that are substantial and in excess of our, or a potential acquirer’s, actual cash savings in income tax.
Our obligations under the Tax Receivable Agreement will also apply with respect to any person who is issued LLC Units in the future and who becomes a party to the Tax Receivable Agreement.

Finally, because we are a holding company with no operations of our own, our ability to make payments under the Tax Receivable Agreement depends on the ability of BRP to make distributions to us. The JPMorgan Credit Agreement restricts the ability of BRP to make distributions to us, which could affect our ability to make payments under the Tax Receivable Agreement. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid, which could negatively impact our results of operations and could also affect our liquidity in periods in which such payments are made.
Risks Relating to Ownership of our Class A Common Stock
Some provisions of Delaware law and our certificate of incorporation and by-laws may deter third parties from acquiring us and diminish the value of our Class A common stock.
Our certificate of incorporation and by-laws provide for, among other things:

•	division of our board of directors into three classes of directors, with each class as equal in number as possible, serving staggered three-year terms;

•
until the Substantial Ownership Requirement is no longer met, BRP’s LLC Members may designate a majority of the nominees for election to our board of directors, including the nominee for election to serve as Chairman of our board of directors;

•	at any time after the Majority Ownership Requirement is no longer met, there will be:

•	restrictions on the ability of our stockholders to call a special meeting and the business that can be conducted at such meeting or to act by written consent;

•	supermajority approval requirements for amending or repealing provisions in the certificate of incorporation and by-laws;

•	removal of directors only for cause and by the affirmative vote of holders of 75% of the total voting power of our outstanding shares of common stock, voting together as a single class; and

•	a prohibition on business combinations with interested shareholders under Section 203 of the DGCL;

•
our ability to issue additional shares of Class A common stock and to issue preferred stock with terms that our board of directors may determine, in each case without stockholder approval (other than as specified in our certificate of incorporation);

•	the absence of cumulative voting in the election of directors; and

•	advance notice requirements for stockholder proposals and nominations.
These provisions in our certificate of incorporation and by-laws may discourage, delay or prevent a transaction involving a change in control of our company that is in the best interest of our minority stockholders. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our Class A common stock if they are viewed as discouraging future takeover attempts. These provisions could also make it more difficult for stockholders to nominate directors for election to our board of directors and take other corporate actions.
We may issue a substantial amount of our common stock in the future, which could cause dilution to investors and otherwise adversely affect our stock price
A key element of our growth strategy is to make acquisitions. As part of our acquisition strategy, we may issue shares of our common stock, as well as LLC Units of BRP, as consideration for such acquisitions. These issuances could be significant. To the extent that we make acquisitions and issue our shares of common stock as consideration, your equity interest in us will be diluted. Any such issuance will also increase the number of outstanding shares of common stock that will be eligible for sale in the future. Persons receiving shares of our common stock in connection with these acquisitions may be more likely to sell off their common stock, which may influence the price of our common stock. In addition, the potential issuance of additional shares in connection with anticipated acquisitions could lessen demand for our common stock and result in a lower price than might otherwise be obtained. We may issue common stock in the future for other purposes as well, including in connection with financings, for compensation purposes, in connection with strategic transactions or for other purposes.

We have identified material weaknesses in our internal control over financial reporting. If our remediation of these material weaknesses is not effective, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.
In connection with our audit of the fiscal year 2018 consolidated financial statements, we identified four material weaknesses in the design and operation of our internal control over financial reporting. The material weaknesses relate to: (i) a lack of sufficient number of personnel with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately; (ii) insufficient policies and procedures to achieve complete and accurate financial accounting, reporting and disclosures; (iii) insufficient policies and procedures to review, analyze, account for and disclose complex transactions and (iv) failure to design and maintain controls over the operating effectiveness of information technology (“IT”) general controls. These material weaknesses still exist at December 31, 2019.
We are continuing the process of planning and implementing a number of steps to enhance our internal control over financial reporting and to address these material weaknesses. We have completed the hiring of key personnel in the accounting department with technical accounting and financial reporting experience and have enhanced our internal review procedures during the financial statement close process. We are continuing to document and improve our processes, implement internal controls procedures and design and implement IT general computer controls.
We cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to our material weaknesses in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. In addition, neither our management nor an independent registered public accounting firm has performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act because no such evaluation has been required. Had we or our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional material weaknesses may have been identified. As a public company, we will be required in future years to document and assess the effectiveness of our system of internal control over financial reporting to satisfy the requirements of the Sarbanes-Oxley Act.
If we fail to effectively remediate these material weaknesses in our internal control over financial reporting, if we identify future material weaknesses in our internal control over financial reporting or if we are unable to comply with the demands that will be placed upon us as a public company, including the requirements of Section 404 of the Sarbanes-Oxley Act, in a timely manner, we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC. In addition, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, when required, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets and our stock price may be adversely affected.
We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments for so long as we remain an emerging growth company. We also intend to take advantage of an exemption that will permit us to comply with new or revised accounting standards within the same time periods as private companies. We cannot predict if investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
We expect that our stock price will be volatile, which could cause the value of your investment to decline, and you may not be able to resell your shares for a profit.
Securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our Class A common stock regardless of our results of operations. The trading price of our Class A common stock is likely to be volatile and subject to wide price fluctuations in response to various factors, including:

•	market conditions in the broader stock market in general, or in our industry in particular;

•	actual or anticipated fluctuations in our quarterly financial and results of operations;

•	introduction of new products and services by us or our competitors;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	investor perceptions of us and the industries in which we or our clients operate;

•	low trading volumes or sales, or anticipated sales, of large blocks of our Class A common stock, including those by our existing investors;

•	concentration of Class A common stock ownership;

•	additions or departures of key personnel;

•	regulatory or political developments;

•	litigation and governmental investigations; and

•	changing economic and political conditions.
These and other factors may cause the market price and demand for shares of our Class A common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of Class A common stock and may otherwise negatively affect the liquidity of our Class A common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business, which could significantly harm our profitability and reputation.
Our ability to pay dividends to our stockholders may be limited by our holding company structure, contractual restrictions and regulatory requirements.
We are a holding company and have no material assets other than our ownership of LLC Units in BRP and we do not have any independent means of generating commissions and fees. We intend to cause BRP to make pro rata distributions to BRP’s LLC Members and us in an amount at least sufficient to allow us and BRP’s LLC Members to pay all applicable taxes, to make payments under the Tax Receivable Agreement and to pay our corporate and other overhead expenses. BRP is a distinct legal entity and may be subject to legal or contractual restrictions that, under certain circumstances, may limit our ability to obtain cash from them. If BRP is unable to make distributions, we may not receive adequate distributions, which could materially and adversely affect our dividends and financial position and our ability to fund any dividends.
Our board of directors will periodically review the cash generated from our business and the capital expenditures required to finance our global growth plans and determine whether to declare periodic dividends to our stockholders. Our board of directors will take into account general economic and business conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, including restrictions and covenants contained in the JPMorgan Credit Agreement, business prospects and other factors that our board of directors considers relevant. In addition, the JPMorgan Credit Agreement limits the amount of distributions that BRP can make to us and the purposes for which distributions could be made. Accordingly, we may not be able to pay dividends even if our board of directors would otherwise deem it appropriate. Refer to the Liquidity and Capital Resources section under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.
If securities analysts do not publish research or reports about our business or if they publish negative evaluations of our Class A common stock, the price of our Class A common stock could decline.
The trading market for our Class A common stock will rely in part on the research and reports that industry or securities analysts publish about us or our business. We currently have research coverage by industry and securities analysts. If no or few analysts continue coverage of us, the trading price of our Class A common stock would likely decrease. If one or more of the analysts covering our business downgrade their evaluations of our Class A common stock, the price of our Class A common stock could decline. If one or more of these analysts cease to cover our Class A common stock, we could lose visibility in the trading market for our Class A common stock, which in turn could cause our Class A common stock price to decline.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our corporate headquarters is located in leased offices in Tampa, Florida. The leases consist of approximately 91,500 square feet and expire in September 2025 and May 2030. Our insurance brokerage business leases office space in approximately 50 operating locations primarily located throughout the southeastern U.S. These offices are generally located in shopping centers and small office parks, generally with lease terms between two and five years. These facilities are suitable for our needs and we believe that they are well maintained.
ITEM 3. LEGAL PROCEEDINGS
We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A common stock is listed on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “BRP.” Our Class B Common Stock is not listed nor traded on any stock exchange.
On March 20, 2020, there were 4 shareholders of record of our Class A common stock and 37 shareholders of record of our Class B common stock. The number of record holders does not include persons who held shares of our Class A common stock in nominee or “street name” accounts through brokers.
Dividend Policy
Subject to funds being legally available, we intend to cause BRP to make pro rata distributions to the holders of LLC Units and us in an amount at least sufficient to allow us and the holders of LLC Units to pay all applicable taxes, to make payments under the Tax Receivable Agreement and to pay our corporate and other overhead expenses. The declaration and payment of any dividends will be at the sole discretion of our board of directors, which may change our dividend policy at any time. We do not currently pay dividends outside of tax payments. Should that change, our board of directors will take into account:

•	general economic and business conditions;

•	our financial condition and operating results;

•	our available cash and current and anticipated cash needs;

•	our capital requirements;

•	contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries (including BRP) to us; and

•	such other factors as our board of directors may deem relevant.
BRP Group is a holding company and has no material assets other than its ownership of LLC Units in BRP, and as a consequence, our ability to declare and pay dividends to the holders of our Class A common stock will be subject to the ability of BRP to provide distributions to us. If BRP makes such distributions, the holders of LLC Units will be entitled to receive equivalent distributions from BRP. However, because we must pay taxes, make payments under the Tax Receivable Agreement and pay our expenses, amounts ultimately distributed as dividends to holders of our Class A common stock are expected to be less than the amounts distributed by BRP to the holders of LLC Units on a per share basis.
Assuming BRP makes distributions to its members in any given year, the determination to pay dividends, if any, to our Class A common stockholders out of the portion, if any, of such distributions remaining after our payment of taxes, Tax Receivable Agreement payments and expenses (any such portion, an “excess distribution”) will be made by our board of directors. Because our board of directors may determine to pay or not pay dividends to our Class A common stockholders, our Class A common stockholders may not necessarily receive dividend distributions relating to excess distributions, even if BRP makes such distributions to us.
Sales of Unregistered Securities
The following list sets forth information regarding all unregistered securities sold or issued by us in the three months ended December 31, 2019 and the subsequent period prior to the filing of this Annual Report on Form 10-K. No underwriters were involved in these sales. There was no general solicitation of investors or advertising, and we did not pay or give, directly or indirectly, any commission or other remuneration, in connection with the offering of these securities. In the transaction described below, the recipients of the securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in this transaction.

•
In connection with the Reorganization Transactions incident to the Initial Public Offering, BRP Group issued 43,188,235 shares of Class B common stock to certain members of BRP, including certain members of BRP Group’s management and board of directors.

•	On December 27, 2019, BRP Group issued 69,503 shares of Class B common stock and LLC units to an executive officer outside of the Omnibus Plan in connection with a compensation arrangement.

•
On January 2, 2020, as partial consideration for the acquisitions by Baldwin Krystyn Sherman Partners, LLC and BRP Insurance Intermediary Holdings, LLC, each a BRP Group subsidiary, of substantially all of the assets of Lanier Upshaw, Inc. and Highland Risk Services LLC, respectively, BRP Group issued 389,727 shares of Class A common stock and 286,624 shares of Class B common stock.

•
On February 3, 2020, as partial consideration for the acquisitions by BRP Medicare Insurance Holdings III, LLC, a BRP Group subsidiary, of substantially all of the assets of AgencyRM LLC and VibrantUSA, Inc., BRP Group issued 97,807 shares of Class A common stock.

The securities described above were issued to a limited number of investors, all of which had sufficient knowledge and experience in financial and business matters to make them capable of evaluating the merits and risks of the prospective investment, and for nominal consideration. The offer, sale and issuance of the securities described above were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering.
Use of Proceeds
On October 23, 2019, our registration statement on Form S-1 (File No. 333-233908) was declared effective by the SEC in connection with the Initial Public Offering. At the closing of the Initial Public Offering on October 28, 2019, we sold 18,859,300 shares of Class A common stock including 2,459,300 shares pursuant to the underwriters’ over-allotment option, which subsequently settled on November 26, 2019, at an initial public offering price of $14.00 per share and received gross proceeds of $264.0 million, which resulted in net proceeds to us of $246.2 million, after deducting underwriting discounts and commissions of $17.8 million and before fees and expenses incurred in connection with the Initial Public Offering. J.P. Morgan Securities LLC, BofA Securities, Inc., Jefferies LLC, Wells Fargo Securities, LLC, Raymond James & Associates, Inc. and Keefe, Bruyette & Woods, Inc. acted as underwriters for the Initial Public Offering.
We used the net proceeds from the Initial Public Offering to acquire 14,000,000 newly-issued LLC Units from BRP, 1,800,000 LLC Units from Lowry Baldwin, our Chairman, and 600,000 LLC Units from Villages Invesco, one of our significant shareholders, at a purchase price per LLC Unit equal to the initial public offering price of Class A common stock after underwriting discounts and commissions.
BRP used a portion of the proceeds from the sale of LLC Units to BRP Group as follows: (i) $4.8 million to pay net fees and expenses incurred in connection with the Initial Public Offering and the Reorganization Transactions and (ii) $89.0 million to repay in full the outstanding indebtedness and accrued interest under the Villages Credit Agreement.
During January and February 2020, we used $44.3 million of the proceeds to fund the consideration for four Partnerships.
Other than the net proceeds used to repay the Villages Credit Agreement as described above and to acquire 1,800,000 LLC Units from Lowry Baldwin, our Chairman, and 600,000 LLC Units from Villages Invesco, one of our significant shareholders, none of the net proceeds from the Initial Public Offering were used to make payments, directly or indirectly, to (i) any of our directors, officers or their associates, (ii) any persons owning 10% or more of our common shares or (iii) any of our affiliates.
Issuer Purchases of Equity Securities
None.
Performance Graph
Not applicable.

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial data of BRP Group for each of the three years ended December 31, 2019 has been derived from our consolidated financial statements and should be read in conjunction with, and are qualified, by reference to, Item 1A. Risk Factors, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and notes thereto included in Item 8. Financial Statements and Supplementary Data. The results indicated below and elsewhere in this Annual Report are not necessarily indicative of our future performance.

	For the Years Ended December 31,
	2019	2018	2017
Statement of Comprehensive Income (Loss) Data
Revenues (1)	$137,841	$79,880	$48,015
Operating expenses	142,909	70,351	42,201
Income (loss) from operations	(5,068)	9,529	5,814
Net income (loss)	(22,454)	2,689	3,850
Net income (loss) attributable to BRP Group	(8,650)	(624)	1,703
Balance Sheet Data at Year End
Intangible assets, net	$92,450	$29,744	$7,462
Goodwill	164,470	65,764	27,455
Total assets	398,768	139,825	44,981
Total debt	40,363	72,765	24,370
Total equity (deficit)	237,251	(62,759)	(39,919)
Total equity (deficit) attributable to BRP Group	73,285	(63,696)	(40,466)
Other Financial Data
Adjusted EBITDA (2)	28,521	16,043	8,195
Adjusted EBITDA Margin (2)	21%	20%	17%
Organic Revenue Growth % (2)	10%	18%	17%
Total revenue growth (3)	73%	66%	46%
__________

(1)	Revenues for the year ended December 31, 2017 do not reflect the adoption of ASC Topic 606, Revenue from Contracts with Customers, and ASC Topic 340, Other Assets and Deferred Costs.

(2)
Adjusted EBITDA, Adjusted EBITDA Margin and Organic Revenue Growth are non-GAAP measures. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information and a reconciliation to the mostly direct comparable GAAP financial measure.

(3)	Total revenue growth is calculated by dividing the change in total revenue by total revenue in the prior year.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Item 6. Selected Financial Data and our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in Item 1A. Risk Factors and included elsewhere in this Annual Report on Form 10-K.
The following discussion contains references to periods prior to the Initial Public Offering, including the period from January 1, 2019 through October 27, 2019 and calendar year 2018. The financial information of BRP Group has been combined with that of BRP as of the earliest period presented.
EXECUTIVE SUMMARY OF 2019 FINANCIAL RESULTS
We are a rapidly growing independent insurance distribution firm delivering solutions that give our clients the peace of mind to pursue their purpose, passion and dreams.

The following is a summary of our 2019 financial results:
Revenues for the year ended December 31, 2019 were $137.8 million, an increase of $58.0 million, or 73%, as compared to the same period of 2018. Our revenue growth was primarily attributable to our 2019 Partnerships, which comprised $43.0 million in revenues, in addition to organic growth of $7.8 million and a full year of contribution from Partners acquired in 2018.
Operating expenses for the year ended December 31, 2019 were $142.9 million, an increase of $72.6 million, or 103%, as compared to the same period of 2018. The increase in operating expenses was primarily attributable to our 2019 Partnerships, which comprised $52.7 million of operating expenses (including an increase in the fair value of contingent consideration of $14.0 million), $4.7 million of expenses related to the Initial Public Offering, increased compensation for sales and support related to our growth and continued investments in Growth Services to support our growth.
Interest expense, net for the year ended December 31, 2019 was $10.6 million, an increase of $4.0 million, or 61%, as compared to the same period of 2018. Interest expense, net increased as a result of higher total debt balances during the second and third quarters of 2019 resulting from draws on our Credit Agreements to fund cash consideration for Partnerships, a higher interest rate on the Villages Credit Agreement that went into effect in March 2019 until this facility was closed in October 2019, and higher amortization of deferred financing costs related to refinancing our Credit Agreements on several occasions during 2019.
Loss on extinguishment of debt was $6.7 million for the year ended December 31, 2019, of which $6.2 million related to our repayment in full of the outstanding indebtedness under the Villages Credit Agreement in connection with the Initial Public Offering. The remaining loss related to refinancing the JPMorgan Credit Agreement on several occasions during 2019.
Net loss for the year ended December 31, 2019 was $22.5 million, an increase of $25.1 million as compared to net income of $2.7 million in the same period of 2018.
Adjusted EBITDA for the year ended December 31, 2019 was $28.5 million, an increase of $12.5 million as compared to the same period of 2018. Adjusted EBITDA margin was 21% for 2019 and 20% for 2018.
Organic Revenue for the year ended December 31, 2019 was $87.7 million as compared to $56.8 million for the same period of 2018. Organic Revenue Growth was $7.8 million, or 10%, for 2019 and $8.8 million, or 18%, for 2018. Refer to the Non-GAAP Financial Measures section below for reconciliations of Adjusted EBITDA, Adjusted EBITDA Margin, Organic Revenue and Organic Revenue Growth to the most directly comparable GAAP financial measures.
PARTNERSHIPS
We utilize strategic acquisitions, which we refer to as Partnerships, to complement and expand our business. The financial impact of Partnerships may affect the comparability of our results from period to period. Our acquisition strategy also entails certain risks, including the risks that we may not be able to successfully source, close, integrate and effectively manage businesses that we acquire. To mitigate that risk, we have a professional team focused on finding new Partners and integrating new Partnerships. We plan to execute on numerous Partnerships annually as it is a key pillar in our long-term growth strategy over the next ten years.
We completed six Partnerships for an aggregate purchase price of $174.1 million during 2019 and twelve Partnerships for an aggregate purchase price of $66.4 million during 2018. The most significant Partnerships that we have completed during 2019 are discussed in greater detail below. Refer to Note 4 to BRP’s consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for additional information on the Partnerships that we have completed during 2019.
Effective March 1, 2019, we entered into an asset purchase agreement to purchase certain assets and intellectual and intangible rights and assume certain liabilities of Lykes Insurance, Inc., a Middle Market Partnership for cash consideration of $36.0 million and fair value of noncontrolling interest of $1.0 million. The acquisition was made to expand our Middle Market business presence in Florida. We recognized total revenues and net income from the Lykes Partnership of $8.8 million and $1.4 million, respectively, during 2019. As a result of the Lykes Partnership, we recognized goodwill in the amount of $25.9 million. The factors contributing to the recognition of the amount of goodwill are based on strategic benefits that are expected to be realized from acquiring Lykes’ assembled workforce in addition to other synergies gained from integrating Lykes’ operations into our consolidated structure. We incurred approximately $152,000 in acquisition-related costs for Lykes during 2019.

Effective April 1, 2019, we entered into a securities purchase agreement to purchase the membership interests of Millennial Specialty Insurance LLC, a Specialty Partnership, for cash consideration of $45.5 million, fair value of contingent earnout consideration of $25.6 million, fair value of noncontrolling interest of $31.0 million and a trust balance adjustment of $1.1 million. The Partnership was made to obtain access to certain technology and invest in executive talent for building and growing MGA of the Future and to apply its functionality to other insurance placement products, as well as to expand our market share in specialty renter’s insurance. MGA of the Future is a national renter’s insurance product distributed via sub-agent partners and property management software providers, which has expanded distribution capabilities for new products through our wholesale and retail networks. We recognized total revenues and net loss from the MSI Partnership of $31.2 million and $12.3 million, respectively, during 2019. As a result of the MSI Partnership, we recognized goodwill in the amount of $50.2 million. The factors contributing to the recognition of the amount of goodwill are based on strategic benefits that are expected to be realized from acquiring MSI’s MGA platform. We incurred approximately $233,000 in acquisition-related costs for MSI during 2019. The maximum potential contingent earnout consideration available to be earned by MSI is $61.5 million.
Effective August 1, 2019, we entered into an asset purchase agreement with an unrelated third party to purchase certain assets and intellectual and intangible rights and assume certain liabilities of Foundation Insurance of Florida, LLC for cash consideration of $20.8 million, fair value of noncontrolling interest of $6.0 million and fair value of contingent earnout consideration of $3.3 million. The Partnership was made to expand our MainStreet business presence in Florida. We recognized total revenues and net income from the Foundation Insurance Partnership of $2.1 million and $1.4 million, respectively, during 2019. As a result of the Foundation Insurance Partnership, we recognized goodwill in the amount of $21.5 million. The factors contributing to the recognition of the amount of goodwill are based on strategic benefits that are expected to be realized from acquiring Foundation Insurance’s assembled workforce in addition to other synergies gained from integrating Foundation Insurance’s operations into our consolidated structure. We incurred approximately $51,000 in acquisition-related costs for Foundation Insurance during 2019. The maximum potential contingent earnout consideration available to be earned by Foundation Insurance is $21.8 million.
As of the date of this Annual Report on Form 10-K, we have completed four Partnerships during 2020 for consideration consisting of $44.3 million of cash, 487,534 shares of Class A common stock, 286,624 units of membership interests of BRP (and a corresponding number of shares of Class B common stock issued pursuant to the terms of the Amended LLC Agreement) and a maximum potential contingent earnout consideration of $16.8 million.
NOVEL CORONAVIRUS (COVID-19)
An outbreak of a novel strain of the coronavirus, COVID-19, was recently identified in China and has subsequently been recognized as a pandemic by the World Health Organization. This COVID-19 outbreak has severely restricted the level of economic activity around the world. In response to this outbreak, the governments of many countries, states, cities and other geographic regions, including in the United States, have taken preventative or protective actions, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forego their time outside of their homes. In the United States, temporary closures of businesses have been ordered and numerous other businesses have temporarily closed voluntarily. These actions have expanded significantly in the past several weeks and are expected to continue to expand.
Given the uncertainty regarding the spread and severity of COVID-19 and the adverse effects on the national and global economy, the related financial impact on our business cannot be accurately predicted at this time. We intend to continue to execute on our strategic plans and operational initiatives during the outbreak. However, the uncertainties associated with the protective and preventative measures being put in place or recommended by both governmental entities and other businesses, among other uncertainties, may result in delays or modifications to these plans and initiatives. See Item 1A. “Risk Factors - Risks Relating to our Business - The occurrence of natural or man-made disasters, including the recent novel coronavirus (COVID-19) outbreak, could result in declines in business and increases in claims that could adversely affect our business, financial condition and results of operations.”
RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements for the years ended December 31, 2019 and 2018 and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under Item 1A. Risk Factors.

The following is a discussion of our consolidated results of operations for each of the years ended December 31, 2019 and 2018.

	For the Years Ended December 31,
(in thousands)	2019	2018	Variance
Revenues:
Commissions and fees	$137,841	$79,880	$57,961

Operating expenses:
Commissions, employee compensation and benefits	96,955	51,654	45,301
Other operating expenses	24,576	14,379	10,197
Amortization expense	10,007	2,582	7,425
Change in fair value of contingent consideration	10,829	1,228	9,601
Depreciation expense	542	508	34
Total operating expenses	142,909	70,351	72,558

Operating income (loss)	(5,068)	9,529	(14,597)

Other income (expense):
Interest expense, net	(10,640)	(6,625)	(4,015)
Loss on extinguishment of debt	(6,732)	—	(6,732)
Other income (expense), net	3	(215)	218
Total other expense	(17,369)	(6,840)	(10,529)

Income (loss) before income taxes	(22,437)	2,689	(25,126)
Income tax expense	17	—	17
Net income (loss)	(22,454)	2,689	(25,143)
Less: net income (loss) attributable to noncontrolling interests	(13,804)	3,313	(17,117)
Net loss attributable to BRP Group, Inc.	$(8,650)	$(624)	$(8,026)
Seasonality
The insurance brokerage market is seasonal and our results of operations are somewhat affected by seasonal trends. Our Adjusted EBITDA and Adjusted EBITDA Margins are typically highest in the first quarter and lowest in the fourth quarter. This variation is primarily due to fluctuations in our revenue, while overhead remains consistent throughout the year. Our revenues are generally highest in the first quarter due to the impact of contingent payments received in the first quarter from Insurance Company Partners that we cannot readily estimate before receipt without the risk of significant reversal and a higher degree of first quarter policy commencements and renewals in Medicare and certain Middle Market lines of business such as employee benefits and commercial. In addition, a higher proportion of our first quarter revenue is derived from our highest margin businesses.
Partnerships can significantly impact Adjusted EBITDA and Adjusted EBITDA Margins in a given year and may increase the amount of seasonality within the business, especially results attributable to Partnerships that have not been fully integrated into our business or owned by us for a full year.
Commissions and Fees
We earn commissions and fees by facilitating the arrangement between Insurance Company Partners and individuals or businesses for the carrier to provide insurance to the insured party. Our commissions and fees are usually a percentage of the premium paid by the insured and generally depends on the type of insurance, the particular Insurance Company Partner and the nature of the services provided. Under certain arrangements with clients, we earn pre-negotiated service fees in lieu of commissions. Additionally, we may also receive from Insurance Company Partners a profit-sharing commission, or straight override, which represent forms of variable consideration associated with the placement of coverage and are based primarily on underwriting results, but may also contain considerations for volume, growth or retention.

Commissions and fees increased by $58.0 million for the year ended December 31, 2019 as compared to the same period of 2018. This increase was primarily attributable to 2019 Partnerships, which comprised $43.0 million in commissions and fees, in addition to organic growth of $7.8 million and a full year of contribution from Partners acquired in 2018.
Major Sources of Commissions and Fees
The following table sets forth our commissions and fees by major source by amount for the years ended December 31, 2019 and 2018:

	For the Years Ended December 31,
(in thousands)	2019	2018	Variance
Direct bill revenue	$70,835	$52,210	$18,625
Agency bill revenue	43,619	17,967	25,652
Profit-sharing revenue	9,598	6,007	3,591
Policy fee and installment fee revenue	8,154	—	8,154
Consulting and service fee revenue	2,709	2,660	49
Other income	2,926	1,036	1,890
Total commissions and fees	$137,841	$79,880	$57,961
Direct bill revenue represents commission revenue earned by providing insurance placement services to clients, primarily for private risk management, commercial risk management, employee benefits and Medicare insurance types. Direct bill revenue increased by $18.6 million for the year ended December 31, 2019 as compared to the same period of 2018. This increase was primarily attributable to organic growth and a full year of contribution from Partners acquired in 2018. In addition, 2019 Partnerships accounted for $8.0 million of this increase.
Agency bill revenue primarily represents commission revenue earned by providing insurance placement services to clients wherein we act as an agent on behalf of the Client. Agency bill revenue increased by $25.7 million for the year ended December 31, 2019 as compared to the same period of 2018. This increase was primarily attributable to $23.4 million related to our 2019 Partnerships and the remainder was primarily attributable to organic growth.
Profit-sharing revenue represents bonus-type revenue that is earned by us as a sales incentive provided by certain Insurance Company Partners. Profit-sharing revenue increased by $3.6 million for the year ended December 31, 2019 as compared to the same period of 2018. This increase was partially attributable to $2.2 million related to our MSI Partner.
Policy fee and installment fee revenue represents revenue earned for acting in the capacity of an MGA and providing payment processing and services and other administrative functions on behalf of Insurance Company Partners. We earned $8.2 million of policy fee and installment fee revenue during 2019 from our Specialty Operating Group.
Commissions, Employee Compensation and Benefits
Commissions, employee compensation and benefits is our largest expense. It consists of (a) base compensation comprising salary, bonuses and benefits paid and payable to Colleagues, commissions paid to Colleagues and outside commissions paid to others; and (b) equity-based compensation associated with the grants of restricted interest awards to senior management, Risk Advisors and executives. We expect to continue to experience a general rise in commissions, employee compensation and benefits expense commensurate with expected growth in our sales and headcount and as a result of increasing employee compensation related to ongoing public company costs. We operate in competitive markets for human capital and need to maintain competitive compensation levels as we expand geographically and create new products and services.
Our compensation arrangements with our employees contain significant bonus or commission components driven by the results of our operations. Therefore, as we grow commissions and fees, we expect compensation costs to rise.
Commissions, employee compensation and benefits expenses increased by $45.3 million for the year ended December 31, 2019 as compared to the same period of 2018. This increase was primarily attributable to $28.7 million related to 2019 Partnerships, an additional $4.9 million attributable to Partners acquired in 2018, $1.9 million in bonuses and $1.3 million in share-based compensation related to the Initial Public Offering, increased compensation as a result of hiring new executive roles necessary as a public company, including a chief operating officer, chief accounting officer and general counsel, increased compensation for sales and support related to our growth and continued investments in Growth Services to support our growth.

Other Operating Expenses
Other operating expenses include travel, accounting, legal and other professional fees, placement fees, rent, office expenses, depreciation and other costs associated with our operations. We expect our other operating expenses to continue to increase in absolute terms as a result of ongoing public company costs, including those associated with compliance with the Sarbanes-Oxley Act and other regulations governing public companies, increased costs of directors’ and officers’ liability insurance, and increased professional services expenses, particularly associated with the adoption of new accounting standards and integration of acquired businesses. Our occupancy-related costs and professional services expenses, in particular, generally increase or decrease in relative proportion to the number of our employees and the overall size and scale of our business operations. In addition, we are investing in the expansion of our Tampa offices to accommodate our growth plans, which will result in an increase to rent expense beginning in April 2020. Certain corporate expenses are allocated to the Operating Groups.
Other operating expenses increased by $10.2 million for the year ended December 31, 2019 as compared to the same period of 2018. This increase was primarily attributable to $2.8 million of expenses related to the Initial Public Offering and $3.4 million of additional operating expenses from 2019 Partners such as additional rent and increased software costs, increased professional fees, travel, and other expenses related to those new Partners.
Amortization Expense
Amortization expense increased by $7.4 million for the year ended December 31, 2019 as compared to the same period of 2018. This increase was driven by amortization related to $72.7 million of intangible assets capitalized in connection with our 2019 Partnerships.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration was $10.8 million for the year ended December 31, 2019 as compared to $1.2 million for the year ended December 31, 2018. The change in fair value of contingent consideration results from fluctuations in the value of the relevant measurement basis, normally revenue or EBITDA, of our Partners. We had a significantly higher estimate for the contingent earnout liability of the MSI Partnership at the end of 2019 related to growth of their business during the period under consolidation.
Interest Expense, Net
Interest expense, net increased by $4.0 million for the year ended December 31, 2019 as compared to the same period of 2018. This increase was attributable to higher total debt balances during the second and third quarters of 2019 resulting from draws on our Credit Agreements to fund cash consideration for Partnerships, a higher interest rate on the Villages Credit Agreement that went into effect in March 2019 until this facility was closed in October 2019, and higher amortization of deferred financing costs related to refinancing our Credit Agreements on several occasions during 2019.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $6.7 million for the year ended December 31, 2019, of which $6.2 million related to our repayment in full of the outstanding indebtedness under the Villages Credit Agreement in connection with the Initial Public Offering. The remaining loss related to refinancing the JPMorgan Credit Agreement on several occasions during 2019.
FINANCIAL CONDITION - COMPARISON OF CONSOLIDATED FINANCIAL CONDITION AT DECEMBER 31, 2019 TO DECEMBER 31, 2018.
Our total assets and total liabilities increased $258.9 million and $44.5 million, respectively, at December 31, 2019 as compared to December 31, 2018. The most significant changes in assets and liabilities are described below.
Cash and cash equivalents increased $59.7 million as a result of $241.4 million of net proceeds received from the Initial Public Offering, offset in part by $89.0 million in cash used to repay in full and concurrently terminate the Villages Credit Agreement and $65.0 million of cash used to repay a portion of the JPMorgan Credit Agreement.
Restricted cash increased $3.4 million as a result of restricted trust accounts we hold in connection with the MSI Partnership.
Premiums, commissions and fees receivable, net increased $29.4 million as a result of our revenue growth.
Intangible assets, net increased $62.7 million primarily as a result of the MSI, Lykes and Foundation Insurance Partnerships, which contributed $52.7 million, $8.7 million and $8.7 million, respectively, to gross intangible assets during 2019.These additions were offset in part by $10.0 million of amortization during 2019.

Goodwill increased $98.7 million primarily as a result of the MSI, Lykes and Foundation Insurance Partnerships, which contributed $50.2 million, $25.9 million and $21.5 million, respectively, to goodwill during 2019.
Premiums payable to insurance companies increased $27.3 million as a result of our revenue growth.
Accrued expenses and other current liabilities increased $7.1 million as a result of higher contract liabilities relating to our revenue growth, higher accrued expenses relating to costs associated with being a public company and new Partnerships, and higher accrued compensation and benefits from 2019 bonus accruals relating to an increase in the number of executives and other Colleagues in 2019.
Revolving lines of credit increased $6.5 million due to draws used for closing Partnerships during 2019.
Related party debt decreased $36.9 million due to the payoff and termination of the Villages Credit Agreement in 2019.
Contingent earnout liabilities increased $39.5 million primarily as a result of an increase in the fair value of the liability recorded in connection with the MSI Partnership.
Equity accounts were all reset in connection with the Reorganization Transactions. Refer to Item 1. Business for a discussion of these transactions.
NON-GAAP FINANCIAL MEASURES
Adjusted EBITDA, Adjusted EBITDA Margin, Organic Revenue, Organic Revenue Growth, Adjusted Net Income and Adjusted Diluted Earnings Per Share (“EPS”), are not measures of financial performance under GAAP and should not be considered substitutes for GAAP measures, including commissions and fees (for Organic Revenue and Organic Revenue Growth), net income (loss) (for Adjusted EBITDA and Adjusted EBITDA Margin) net income (loss) attributable to BRP Group, Inc. (for Adjusted Net Income) or diluted EPS (for Adjusted Diluted EPS), which we consider to be the most directly comparable GAAP measures. These non-GAAP financial measures have limitations as analytical tools, and when assessing our operating performance, you should not consider these non-GAAP financial measures in isolation or as substitutes for commissions and fees, net income (loss) or other consolidated income statement data prepared in accordance with GAAP. Other companies in our industry may define or calculate these non-GAAP financial measures differently than we do, and accordingly these measures may not be comparable to similarly titled measures used by other companies.
Adjusted EBITDA eliminates the effects of financing, depreciation and amortization. We define Adjusted EBITDA as net income (loss) before interest, taxes, depreciation, amortization and certain items of income and expense, including share-based compensation expense, transaction-related expenses related to Partnerships including severance, and certain non-recurring costs, including those related to the Initial Public Offering and loss on modification and extinguishment of debt. We believe that Adjusted EBITDA is an appropriate measure of operating performance because it eliminates the impact of expenses that do not relate to business performance, and that the presentation of this measure enhances an investor’s understanding of our financial performance.
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
Adjusted Net Income is presented for the purpose of calculating Adjusted Diluted EPS. We define Adjusted Net Income as net income (loss) adjusted for amortization, and certain items of income and expense, including costs related to our Initial Public Offering, share-based compensation expense, transaction-related expenses related to Partnerships including severance, and certain non-recurring costs that, in the opinion of management, significantly affect the period-over-period assessment of operating results, and the related tax effect of those adjustments.
Adjusted Diluted EPS measures our per share earnings excluding certain expenses as discussed above and assuming all shares of Class B common stock were exchanged for Class A common stock. Adjusted Diluted EPS is calculated as Adjusted Net Income divided by adjusted dilutive weighted-average shares outstanding. We believe Adjusted Diluted EPS is useful to investors because it enables them to better evaluate per share operating performance across reporting periods.
Adjusted EBITDA and Adjusted EBITDA Margin
The following table reconciles Adjusted EBITDA and Adjusted EBITDA Margin to net income (loss), which we consider to be the most directly comparable GAAP financial measure to Adjusted EBITDA and Adjusted EBITDA Margin:

	For the Years Ended December 31,
(in thousands)	2019	2018
Commissions and fees	$137,841	$79,880

Net income (loss)	$(22,454)	$2,689
Adjustments to net income (loss):
Change in fair value of contingent consideration	10,829	1,228
Interest expense, net	10,640	6,625
Amortization expense	10,007	2,582
Loss on extinguishment of debt	6,732	—
Initial Public Offering expenses	4,739	—
Share-based compensation	4,561	1,549
Transaction-related Partnership expenses	2,204	682
Depreciation expense	542	508
Severance related to Partnership activity	329	—
Income tax provision	17	—
Other	375	180
Adjusted EBITDA	$28,521	$16,043
Adjusted EBITDA Margin	21%	20%

Organic Revenue and Organic Revenue Growth
The following table reconciles Organic Revenue to commissions and fees, which we consider to be the most directly comparable GAAP financial measure to Organic Revenue:

	For the Years Ended December 31,
(in thousands)	2019	2018
Commissions and fees	$137,841	$79,880
New Revenue Standard (1)	—	(200)
Partnership commissions and fees (2)	(50,163)	(22,897)
Organic Revenue (3)	$87,678	$56,783
Organic Revenue Growth (3)	7,780	8,794
Organic Revenue Growth % (3)	10%	18%
__________

(1)
As discussed in Note 2 to our audited consolidated financial statements for the year ended December 31, 2019 included under Item 8 of this 10-K, the Company changed its method of accounting for commissions and fees from contracts with customers as a result of the adoption of ASC Topic 606, Revenue from Contracts with Customers, effective January 1, 2018, under the modified retrospective method. Under the modified retrospective method, the Company was not required to restate comparative financial information prior to the adoption of these standards and therefore such information presented prior to January 1, 2018 continues to be reported under the Company’s previous accounting policies. As such, an adjustment is made to remove the impact of the adoption from the calculation of organic growth when the impact is measured across periods that are not comparable.

(2)	Excludes the first twelve months of such commissions and fees generated from newly acquired Partners.

(3)
Organic Revenue for the year ended December 31, 2018 used to calculate Organic Revenue Growth for the year ended December 31, 2019 was $79.9 million, which is adjusted to reflect revenues from Partnerships that reached the twelve-month owned mark during the year ended December 31, 2019.

Adjusted Net Income and Adjusted Diluted EPS
The following table reconciles Adjusted Net Income to net loss attributable to BRP Group, Inc. and reconciles Adjusted Diluted EPS to diluted net loss per share attributable to BRP Group, Inc. Class A common stock:

(in thousands)	For the Year Ended December 31, 2019
Net loss attributable to BRP Group, Inc.	$(8,650)
Net loss attributable to noncontrolling interests	(13,804)
Change in fair value of contingent consideration	10,829
Amortization expense	10,007
Loss on extinguishment of debt	6,732
Initial Public Offering expenses	4,739
Share-based compensation	4,561
Transaction-related Partnership expenses	2,204
Amortization of deferred financing costs	1,312
Severance related to Partnership activity	329
Other	375
Adjusted pre-tax income	18,634
Adjusted income taxes (1)	1,845
Adjusted Net Income	$16,789

Weighted-average shares of Class A common stock outstanding - diluted	17,917
Dilutive effect off unvested restricted shares of Class A common stock	330
Exchange of Class B shares (2)	43,194
Adjusted dilutive weighted-average shares outstanding	61,441

Adjusted Diluted EPS	$0.27

Diluted net loss per share	$(0.48)
Effect of exchange of Class B shares and net loss attributable to noncontrolling interests per share	0.11
Other adjustments to net loss per share	0.67
Adjusted income taxes per share	(0.03)
Adjusted Diluted EPS	$0.27
___________

(1)	Represents corporate income taxes at assumed effective tax rate of 9.9% applied to adjusted pre-tax income.

(2)	Assumes the full exchange of Class B shares for Class A common stock pursuant to the Amended LLC Agreement.
RESULTS OF OPERATIONS BY OPERATING GROUP
Commissions and Fees
In the Middle Market, MainStreet and Specialty Operating Groups, the Company generates commissions and fees from insurance placement under both agency bill and direct bill arrangements. In addition, BRP generates profit sharing income in each of those segments based on either the underlying book of business or performance, such as loss ratios. In the Middle Market Operating Group only, the Company generates fees from service fee and consulting arrangements. Service fee arrangements are in place with certain customers in lieu of commission arrangements.
In the Medicare Operating Group, BRP generates commissions and fees in the form of direct bill insurance placement and marketing income. Marketing income is earned through co-branded marketing campaigns with the Company’s Insurance Company Partners.

The following table sets forth our commissions and fees by Operating Group by amount and as a percentage of our commissions and fees:

	For the Years Ended December 31,
	2019		2018		Variance
(in thousands)	Amount	Percent of Business	Amount	Percent of Business	Amount	Percent Change from Prior Year
Commissions and fees by Operating Group
Middle Market	$56,394	41%	$36,629	46%	$19,765	54%
Specialty	44,913	33%	12,729	16%	32,184	253%
MainStreet	25,533	19%	20,940	26%	4,593	22%
Medicare	11,001	8%	9,582	12%	1,419	15%
	$137,841		$79,880		$57,961
Commissions and fees increased across all Operating Groups for the year ended December 31, 2019 as compared to the same period of 2018. These increases were primarily attributable to our 2019 Partners, which contributed $9.6 million, $31.2 million and $2.2 million to the Middle Market, Specialty and MainStreet Operating Groups, respectively, during 2019, in addition to organic growth and a full year of contribution from our 2018 Partners, which accounted for $6.8 million, $1.1 million and $1.0 million to the Middle Market, Specialty and MainStreet Operating Groups, respectively. The Middle Market Operating Group also had $1.4 million of higher contingent revenue during 2019. We expect higher loss ratios in our Middle Market and MainStreet Operating Groups to reduce contingent revenue during the first half of 2020 and increase base commissions and fees towards the end of 2020 and into 2021 for those Operating Groups.
Policies in force for the MSI Partnership grew by 99,393, or 36%, to 374,591 at December 31, 2019 from 275,198 at December 31, 2018. Since the MSI Partnership was not completed until April 2019, the 36% policies in force growth was calculated including periods during which MSI was not owned by the Company.
Commissions, Employee Compensation and Benefits
The following table sets forth our commissions, employee compensation and benefits by Operating Group by amount and as a percentage of our commissions, employee compensation and benefits:

	For the Years Ended December 31,
	2019		2018		Variance
(in thousands)	Amount	Percent of Business	Amount	Percent of Business	Amount	Percent Change from Prior Year
Commissions, employee compensation and benefits by Operating Group
Middle Market	$37,560	39%	$25,905	50%	$11,655	45%
Specialty	32,505	34%	9,437	18%	23,068	244%
MainStreet	14,727	15%	11,237	22%	3,490	31%
Medicare	5,576	6%	4,503	9%	1,073	24%
Corporate and Other	6,587	7%	572	1%	6,015	n/m
	$96,955		$51,654		$45,301
__________

n/m	not meaningful

Commissions, employee compensation and benefits expenses increased across all Operating Groups for the year ended December 31, 2019 as compared to the same period of 2018. These increases were primarily attributable to our 2019 Partners, which contributed $6.0 million, $21.5 million and $1.2 million to the Middle Market, Specialty and MainStreet Operating Groups, respectively, during 2019. During 2019, we also had full year of contribution from our 2018 Partners, which accounted for $2.9 million, $1.1 million and $0.7 million of the Middle Market, Specialty and MainStreet Operating Groups, respectively. Corporate and Other incurred $1.9 million in bonuses and $1.3 million in share-based compensation related to the Initial Public Offering during 2019. Commissions, employee compensation and benefits expenses also increased as a result of hiring new roles necessary as a public company, including a chief operating officer, chief accounting officer and general counsel, in addition to continued investments in Growth Services to support our growth, which costs are allocated among the Operating Groups.
Other Operating Expenses
The following table sets forth our other operating expenses by Operating Group by amount and as a percentage of our operating expenses:

	For the Years Ended December 31,
	2019		2018		Variance
(in thousands)	Amount	Percent of Business	Amount	Percent of Business	Amount	Percent Change from Prior Year
Other operating expenses by Operating Group
Middle Market	$8,396	34%	$6,083	42%	$2,313	38%
Specialty	3,318	14%	1,285	9%	2,033	158%
MainStreet	3,888	16%	3,562	25%	326	9%
Medicare	2,079	8%	1,779	12%	300	17%
Corporate and Other	6,895	28%	1,670	12%	5,225	313%
	$24,576		$14,379		$10,197
Other operating expenses increased across all Operating Groups for the year ended December 31, 2019 as compared to the same period of 2018. These increases were attributable in part to our 2019 Partners, which contributed $1.3 million and $2.0 million to the Middle Market and Specialty Operating Groups, respectively. The remainder of the increases in the four Operating Groups were driven by organic growth. The increase in Corporate and Other is primarily related to costs related to our Initial Public Offering in 2019. We expect our other operating expenses to continue to increase in 2020 in relation to 2019 as a result of ongoing public company costs.
Amortization Expense
The following table sets forth our amortization by Operating Group by amount and as a percentage of our amortization:

	For the Years Ended December 31,
	2019		2018		Variance
(in thousands)	Amount	Percent of Business	Amount	Percent of Business	Amount	Percent Change from Prior Year
Amortization by Operating Group
Middle Market	$1,861	19%	$588	23%	$1,273	216%
Specialty	6,466	65%	909	35%	5,557	n/m
MainStreet	1,280	13%	756	29%	524	69%
Medicare	381	4%	259	10%	122	47%
Corporate and Other	19	—%	70	3%	(51)	(73)%
	$10,007		$2,582		$7,425
__________

n/m	not meaningful

Amortization expense increased across all Operating Groups for the year ended December 31, 2019 as compared to the same period of 2018. These increases were driven by amortization related to $10.6 million, $52.7 million and $8.7 million of intangible assets capitalized in connection with Middle Market, Specialty and MainStreet Partnerships, respectively, during 2019.
Change in Fair Value of Contingent Consideration
The following table sets forth our change in fair value of contingent consideration by Operating Group by amount and as a percentage of our change in fair value of contingent consideration:

	For the Years Ended December 31,
	2019		2018		Variance
(in thousands)	Amount	Percent of Business	Amount	Percent of Business	Amount	Percent Change from Prior Year
Change in fair value of contingent consideration by Operating Group
Middle Market	$(1,378)	(13)%	$325	26%	$(1,703)	n/m
Specialty	13,513	125%	383	31%	13,130	n/m
MainStreet	(971)	(9)%	520	42%	(1,491)	(287)%
Medicare	(335)	(3)%	—	—%	(335)	—%
	$10,829		$1,228		$9,601
__________

n/m	not meaningful
The change in fair value of contingent consideration results from fluctuations in the value of the relevant measurement basis, normally revenue or EBITDA of our Partners. The Specialty Operating Group recorded a loss of $13.5 million during 2019 as a result of a higher estimate for the contingent consideration liability of the MSI Partnership related to growth of business.
LIQUIDITY AND CAPITAL RESOURCES
Our primary liquidity needs for the foreseeable future will include cash to (i) provide capital to facilitate the organic growth of our business and to fund future Partnerships, (ii) pay operating expenses, including cash compensation to our employees and expenses related to being a public company, (iii) make payments under the Tax Receivable Agreement, (iv) pay interest and principal due on borrowings under the JPMorgan Credit Agreement, (v) pay contingent earnout liabilities, and (vi) pay income taxes. We have historically financed our operations, funded our debt service and distributions to our owners through the sale of our insurance products and services. In addition, we financed significant cash needs to fund growth through the acquisition of Partners through debt financing.
On October 28, 2019, BRP Group sold an aggregate of 18,859,300 shares of Class A common stock including 2,459,300 shares pursuant to the underwriters’ over-allotment option, which subsequently settled on November 26, 2019. The shares were sold at an initial offering price of $14.00 per share for net proceeds of $241.4 million after deducting underwriting discounts and commissions of $17.8 million and net offering expenses of $4.8 million payable by BRP.
As of December 31, 2019, our cash and cash equivalents were $67.7 million. We believe that our cash and cash equivalents, proceeds from the Initial Public Offering, cash flow from operations and available borrowings under the JPMorgan Credit Agreement will be sufficient to fund our working capital and meet our commitments for the foreseeable future. However, we expect that we will require additional funding to continue to execute on our Partnership strategy. Such funding could include the incurrence of additional debt or the issuance of equity. Additional funds may not be available on a timely basis, on favorable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term Partnership strategy. If we are not able to raise funds when needed, we could be forced to delay or reduce the number of Partnerships that we complete.
See Item 1A. “Risk Factors - Risks Relating to our Business - We may not be able to successfully identify and acquire Partners or integrate Partners into our company, and we may become subject to certain liabilities assumed or incurred in connection with our Partnerships that could harm our business, results of operations and financial condition.”

Credit Agreements
As of December 31, 2019, we had an aggregate borrowing capacity of $225.0 million under the revolving credit commitment (the “Revolving Credit Commitment”) of the JPMorgan Credit Agreement, which matures on September 23, 2024 and of which no more than $65.0 million is available for working capital purposes and the entirety of which is available to fund acquisitions permitted under the JPMorgan Credit Agreement. The facility also had an accordion feature that allows us to increase the aggregate borrowing capacity from $225.0 million to $300.0 million, which we utilized by entering into the Incremental Facility Amendment No. 1 to the JPMorgan Credit Agreement on March 12, 2020. The outstanding balance of the Revolving Credit Commitment was $40.4 million at December 31, 2019.
The Revolving Credit Commitment is collateralized by a first priority lien on substantially all the assets of the Company, including a pledge of all equity securities of each of its subsidiaries. The interest rate of the Revolving Credit Commitment is based on, depending on the type of loan, the Eurodollar rate or the Alternative Base Rate, plus, in each case, a margin based on Total Leverage Ratio (as defined in the JPMorgan Credit Agreement), as set forth in the pricing grid below, provided that under no circumstances will the LIBO Rate (as defined in the JPMorgan Credit Agreement) used in the determination of the Eurodollar rate be less than 0.00% or the Alternate Base Rate be less than 1.00%:

Total Net Leverage Ratio	Applicable Margin for Eurodollar Loans	Applicable Margin for Alternate Base Rate Loans
< 2.50x	200 bps	100 bps
≥ 2.50x < 3.00x	225 bps	125 bps
≥ 3.00x < 3.75x	250 bps	150 bps
≥ 3.75x	300 bps	200 bps
At December 31, 2019, the variable rate in effect for the JPMorgan Credit Agreement was the London Interbank Offered Rate (“LIBOR”) due to a pricing option and the applicable interest rate on the Revolving Credit Commitment was 3.81%.
The JPMorgan Credit Agreement contains covenants that, among other things, restrict our ability to make certain restricted payments, incur additional debt, engage in certain asset sales, mergers, acquisitions or similar transactions, create liens on assets, engage in certain transactions with affiliates, change our business or make certain investments. Following the Initial Public Offering, the JPMorgan Credit Agreement continues to contain these covenants, including a covenant that restricts BRP’s ability to make dividends or other distributions to BRP Group.
In addition, the JPMorgan Credit Agreement contains financial covenants requiring us to maintain our Total Leverage Ratio (as defined in the JPMorgan Credit Agreement) at or below 5.00 to 1.00 up to but excluding September 21, 2022 (with scheduled annual step downs to 4.75 to 1.00 and 4.50 to 1.00 beginning in 2022 and with step ups of 0.50 to 1.00 and 0.25 to 1.00 for the first and second quarters, respectively, after any Material Acquisition (as defined in the JPMorgan Credit Agreement)), Debt Service Coverage Ratio (as defined in the JPMorgan Credit Agreement) at or above 2.00 to 1.00 up to but excluding September 21, 2022 (with scheduled annual step ups to 2.25 to 1.00 and 2.50 to 1.00 beginning in 2022) and Senior Leverage Ratio (as defined in the JPMorgan Credit Agreement) at or below 4.50 to 1.00 up to but excluding September 21, 2022 (with scheduled annual step downs to 4.25 to 1.00 and 4.00 to 1.00 beginning in 2022 and with step ups of 0.50 to 1.00 and 0.25 to 1.00 for the first and second quarters, respectively, after any Material Acquisition).
As of September 30, 2019, we had borrowings under the Villages Credit Agreement consisting of a non-revolving line of credit up to $125.0 million. The line of credit under the Villages Credit Agreement bore interest at a fixed rate of 8.75% per annum and matured in September 2024, or such later date as the parties may agree. On October 28, 2019, BRP used a portion of the proceeds it received from the sale of newly-issued LLC Units to BRP Group in connection with the Initial Public Offering to repay in full the outstanding indebtedness and accrued interest under the Villages Credit Agreement in the amount of $89.0 million and concurrently terminated the Villages Credit Agreement.

Source and Uses of Cash
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated:

	For the Years Ended December 31,
	2019	2018	Variance
Net cash provided by operating activities	$12,014	$11,793	$221
Net cash used in investing activities	(101,020)	(42,526)	(58,494)
Net cash provided by financing activities	152,082	35,605	116,477
Net increase in cash and cash equivalents and restricted cash	63,076	4,872	58,204
Cash and cash equivalents and restricted cash at beginning of year	7,995	3,123	4,872
Cash and cash equivalents and restricted cash at end of year	$71,071	$7,995	$63,076
Operating Activities
The primary sources and uses of cash for operating activities are net income adjusted for non-cash items and changes in assets and liabilities, or operating working capital. Net cash provided by operating activities remained relatively consistent for the year ended December 31, 2019 as compared to the same period of 2018. Significant changes in operating cash resulted from increases in commissions and fees receivable net and accounts payable, accrued expenses and other current liabilities, which can be attributed to growth in our business resulting from Partnerships and organic growth.
Investing Activities
The primary sources and uses of cash for investing activities relate to cash consideration paid for business combinations and asset acquisitions, as well as capital expenditures. Net cash used in investing activities increased $58.5 million for the year ended December 31, 2019 as compared to the same period of 2018. Cash consideration paid for business combinations and asset acquisitions increased $57.1 million primarily as a result of the MSI, Lykes and Foundation Insurance Partnerships during 2019.
Financing Activities
The primary sources and uses of cash for financing activities relate to the issuance of our Class A common stock, borrowings from and repayment to our Credit Agreements, payment of debt issuance costs, payment of contingent and guaranteed earnout consideration, distributions and contributions, and other equity transactions. Net cash provided by financing activities increased $116.5 million for the year ended December 31, 2019 as compared to the same period of 2018. Proceeds from our initial public offering netted us $246.2 million during 2019. We used $31.3 million of these proceeds to purchase LLC Units from our Chairman and Villages Invesco. Net cash paid in relation to our Credit Agreements increased $17.7 million primarily as a result of the repayment of $154.6 million to the Credit Agreements, offset in part by additional borrowings to fund our Partnerships during 2019. In addition, we had cash payments of $12.5 million related to the repurchase of membership interests from members.
Contractual Obligations
The following table represents our contractual obligations, aggregated by type, at December 31, 2019:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases (1)	$41,195	$4,586	$10,860	$9,007	$16,742
Debt obligations payable (2)	49,180	1,539	3,078	44,563	—
Maximum future acquisition contingency payments (3)	103,888	7,112	95,839	937	—
Total	$194,263	$13,237	$109,777	$54,507	$16,742
__________

(1)	The Company leases facilities and equipment under noncancelable operating leases. Rent expense was $4.2 million and $3.0 million for the years ended December 31, 2019 and 2018, respectively.

(2)	Represents scheduled debt obligation and interest payments.

(3)	Includes $48.8 million of current and noncurrent estimated contingent earnout liabilities at December 31, 2019.

Off-Balance Sheet Arrangements
We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any activities that expose us to any liability that is not reflected in our consolidated financial statements except for those described under the Contractual Obligations section above.
Dividend Policy
Assuming Baldwin Risk Partners, LLC makes distributions to its members in any given year, the determination to pay dividends, if any, to our Class A common stockholders out of the portion, if any, of such distributions remaining after our payment of taxes, Tax Receivable Agreement payments and expenses (any such portion, an “excess distribution”) will be made at the sole discretion of our board of directors. Our board of directors may change our dividend policy at any time. See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Dividend Policy.”
Tax Receivable Agreement
On October 28, 2019, BRP Group entered into the Tax Receivable Agreement with BRP’s LLC Members that provides for the payment by BRP Group to BRP’s LLC Members of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that BRP Group actually realizes as a result of (i) any increase in tax basis in BRP assets resulting from (a) acquisitions by BRP Group of BRP’s LLC Units from BRP’s LLC Members in connection with the Initial Public Offering, (b) the acquisition of LLC Units from BRP’s LLC Members using the net proceeds from any future offering, (c) redemptions or exchanges by BRP’s LLC Members of LLC Units and the corresponding number of shares of Class B common stock for shares of Class A common stock or cash or (d) payments under the Tax Receivable Agreement, and (ii) tax benefits related to imputed interest resulting from payments made under the Tax Receivable Agreement.
Holders of BRP’s LLC Units (other than BRP Group) may, subject to certain conditions and transfer restrictions described above, redeem or exchange their LLC Units for shares of Class A common stock of BRP Group on a one-for-one basis. BRP intends to make an election under Section 754 of the Internal Revenue Code of 1986, as amended, and the regulations thereunder (the “Code”) effective for each taxable year in which a redemption or exchange of LLC Units for shares of Class A common stock occurs, which is expected to result in increases to the tax basis of the assets of BRP at the time of a redemption or exchange of LLC Units. The redemptions or exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of BRP. These increases in tax basis may reduce the amount of tax that BRP Group would otherwise be required to pay in the future. We have entered into a Tax Receivable Agreement with the BRP’s LLC Members that provides for the payment by us to the BRP’s LLC Members of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of (i) any increase in tax basis in BRP Group’s assets resulting from (a) the purchase of LLC Units from any of the BRP’s LLC Members using the net proceeds from any future offering, (b) redemptions or exchanges by the BRP’s LLC Members of LLC Units for shares of our Class A common stock or (c) payments under the Tax Receivable Agreement and (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the Tax Receivable Agreement. This payment obligation is an obligation of BRP Group and not of BRP. For purposes of the Tax Receivable Agreement, the cash tax savings in income tax will be computed by comparing the actual income tax liability of BRP Group (calculated with certain assumptions) to the amount of such taxes that BRP Group would have been required to pay had there been no increase to the tax basis of the assets of BRP as a result of the redemptions or exchanges and had BRP Group not entered into the Tax Receivable Agreement. Estimating the amount of payments that may be made under the Tax Receivable Agreement is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. While the actual increase in tax basis, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of redemptions or exchanges, the price of shares of our Class A common stock at the time of the redemption or exchange, the extent to which such redemptions or exchanges are taxable, the amount and timing of our income, the tax rates then applicable and the portion of our payments under the Tax Receivable Agreement constituting imputed interest. We anticipate that we will account for the effects of these increases in tax basis and associated payments under the Tax Receivable Agreement arising from future redemptions or exchanges as follows:

•
we will record an increase in deferred tax assets for the estimated income tax effects of the increases in tax basis based on enacted federal and state tax rates at the date of the redemption or exchange;

•
to the extent we estimate that we will not realize the full benefit represented by the deferred tax asset, based on an analysis that will consider, among other things, our expectation of future earnings, we will reduce the deferred tax asset with a valuation allowance; and

•
we will record 85% of the estimated realizable tax benefit (which is the recorded deferred tax asset less any recorded valuation allowance) as an increase to the liability due under the Tax Receivable Agreement and the remaining 15% of the estimated realizable tax benefit as an increase to additional paid-in capital.

All of the effects of changes in any of our estimates after the date of the redemption or exchange will be included in net income. Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income.
CRITICAL ACCOUNTING ESTIMATES
Our consolidated financial statements are prepared in accordance with GAAP, which requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of commissions and fees and expenses during the reporting period. Our estimates, judgments and assumptions are continually evaluated based on historical experience and factors we believe to be reasonable under the circumstances. The results involve judgments about the carrying value of assets and liabilities not readily apparent from other sources and actual results could differ from those estimates. The areas that we believe are critical accounting estimates, as discussed below, affect the more significant estimates, judgments and assumptions used to prepare our consolidated financial statements. Different assumptions in the application of these policies could result in material changes in our consolidated financial position or consolidated results of operations.
Commissions and Fees Recognition
We earn commission revenue by acting as an agent or broker on behalf of our clients and Insurance Company Partners to provide insurance placement services to clients. Commission revenue is usually a percentage of the premium paid by clients and generally depend upon the type of insurance, the particular insurance company and the nature of the services provided. Commission revenue is earned at a point in time upon the effective date of bound insurance coverage, as no performance obligation exists after coverage is bound. The Company makes its best estimate of direct bill commissions at the policy effective date, particularly in employee benefits within the Middle Market Operating Group, which is subject to change based on enrollment and other factors over the policy period. Commissions revenue is recorded net of an allowance for estimated policy cancellations, which is determined based on an evaluation of historical and current cancellation data. Given a hypothetical 1% increase in our policy cancellation rate, our annual allowance for estimated policy cancellations would have increased by $1.2 million for the year ended December 31, 2019.
We earn consulting and service fee revenues by negotiating fees in lieu of a commission by providing specialty insurance consulting. Consulting and service fee revenue from certain agreements are recognized over time depending on when the services within the contract are satisfied and when the Company has transferred control of the related services to the customer.
We earn policy fee revenue for acting in the capacity of a managing general agent on behalf of the Insurance Company Partner and fulfilling certain services and administrative functions during the term of the insurance policy. Policy fee revenue is deferred and recognized over the life of the policy. We earn installment fee revenue related to policy premiums paid on an installment basis for payment processing services performed on behalf of the Insurance Company Partner. The Company recognizes installment fee revenue in the period the services are performed.
Profit-sharing commissions represent a form of variable consideration, which includes additional commissions over base commissions received from Insurance Company Partners. Profit-sharing commissions associated with relatively predictable measures are estimated with a constraint applied and recognized at a point in time. The profit-sharing commissions are recorded as the underlying policies that contribute to the achievement of the metric are placed with any adjustments recognized when payments are received or as additional information that affects the estimate becomes available. A constraint of variable consideration is necessary when commissions and fees are subject to significant reversal. Profit-sharing commissions associated with loss performance are uncertain, and therefore, are subject to significant reversal through catastrophic loss season and as loss data remains subject to material change. The constraint is relieved when management estimates commissions and fees that are not subject to significant reversal, which often coincides with the earlier of written notification from the Insurance Company Partner that the target has been achieved or cash collection. Year-end amounts incorporate estimates based on confirmation from Insurance Company Partners after calculation of potential loss ratios that are impacted by catastrophic losses. The consolidated financial statements include estimates that are not subject to significant reversal and incorporates information received from Insurance Company Partners, and where still subject to significant changes in estimates due to loss ratios and external factors that are outside of the Company’s control, a full constraint is applied.

We are entitled to commissions each year for multi-year Medicare contracts. We have applied a constraint to renewal commission that limits commissions and fees recognized on new policies to the policy year in effect, and revenue recognized on renewal policies to the receipt of periodic cash, when a risk of significant reversal exists based on (1) insufficient history; and (2) the influence of external factors outside of our control including policyholder discretion over plans and Insurance Company Partner relationships, political influence, and a contractual provision, which limits our right to receive renewal commissions to ongoing compliance and regulatory approval of the relevant Insurance Company Partner.
Costs to obtain contracts includes compensation in the form of producer commissions paid on new business. These incremental costs are capitalized as deferred commission expense and amortized over five years, which represents management’s estimate of the average period over which a Client maintains its initial coverage relationship with the original Insurance Company Partner. Given a hypothetical one-year increase in the amortization period for deferred commission expense, our annual expense related to deferred commissions would have decreased by $173,000 for the year ended December 31, 2019.
Business Combinations and Purchase Price Allocation
We continue to acquire significant intangible assets through multiple business combinations. The determination of estimated useful lives of intangible assets, the allocation of purchase price to intangible assets and the determination of the fair value of contingent earnout liabilities require significant judgment and affects the amount of future amortization, potential impairment charges and net fair value gain or loss.
Business combination purchase prices are typically based upon a multiple of average adjusted EBITDA or commission and fees earned over a one to three-year period within a minimum and maximum price range. We perform a purchase price allocation in connection with our business combinations, in connection with which we record the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed, including contingent consideration relating to potential earnout provisions. The excess of the purchase price of the business combination over the fair value of the net assets acquired is recorded as goodwill.
Intangible assets generally consist of purchased customer accounts, carrier relationships, software and trade names. Purchased customer accounts include the records and files obtained from acquired businesses that contain information about insurance policies and the related insured parties that are essential to policy renewals. We assess the fair value of purchased customer accounts by comparison of a reasonable multiple applied to either the corresponding commissions and fees or EBITDA in addition to considering the estimated future cash flows expected to be received over the estimated future renewal periods of the insurance policies comprising those purchased customer accounts. The valuation of purchased customer accounts involves significant estimates and assumptions concerning matters such as cancellation frequency, expenses and discount rates. Any change in these assumptions could affect the carrying value of purchased customer accounts. Carrier relationships consist of relationships with Insurance Company Partners that were not previously established. Trade names consist of acquired business names with potential customer base recognition. Purchased customer accounts, carrier relationships and trade names are amortized on a basis consistent with the underlying cash flows over the related estimated lives of between five and twenty years. Software is amortized on the straight-line basis over an estimated useful life of three to five years.
The fair value of contingent earnout liabilities and contingently returnable consideration is based upon estimated payments expected to be or paid to, or clawed back from, the sellers of the acquired businesses as measured by expected future cash flow projections under various scenarios. We use a probability weighted value analysis as a valuation technique to convert future estimated cash flows under various scenarios to a single present value amount. We assess the fair value of these liabilities and assets at each balance sheet date based on the expected performance of the associated business and any changes in fair value are recorded through change in fair value of contingent consideration in the consolidated statements of comprehensive income (loss).
Impairment of Long-lived Assets Including Goodwill
In applying the acquisition method of accounting for business combinations, the excess of the purchase price of an acquisition over the fair value of the identifiable tangible and intangible assets and liabilities acquired is assigned to goodwill. Intangible assets are initially valued at fair value using generally accepted valuation methods appropriate for the type of intangible asset. Definite-lived intangible assets are amortized over their estimated useful lives and evaluated for impairment whenever an event occurs that indicates the asset may be impaired.
Goodwill is not amortized but rather is evaluated for impairment at least annually or more frequently if indicators of impairment are present. Indicators of impairment include a reduction of expected future cash flows of our reporting units, a significant negative trend in the economy or insurance industry, and a sustained significant decrease in our market capitalization.

We test for goodwill impairment at the reporting unit level, which is an Operating Group or one level below an Operating Group. We have four reporting units, which are also our Operating Groups. We have the option of performing a qualitative assessment to determine whether a quantitative impairment test is necessary. If, after assessing qualitative factors, we determine it is more likely than not that the fair value of a reporting unit is less than the carrying amount, then we proceed to the quantitative assessment.
The quantitative goodwill impairment test requires the fair value of each reporting unit to be compared to its book or carrying value. If the carrying value of a reporting unit is determined to be less than the fair value of the reporting unit, goodwill is deemed not to be impaired. If the carrying value of a reporting unit is greater than the fair value, an impairment charge is recorded for the amount that the carrying amount of the reporting unit, including goodwill, exceeds its fair value, limited to amount of goodwill of the reporting unit.
During 2019, we performed an impairment evaluation for each of our reporting units beginning with a qualitative assessment. The qualitative factors we considered included general economic conditions, limitations on accessing capital, industry and market considerations, cost factors such as commissions expense that could have a negative effect on future cash flows, overall financial performance including declining cash flows and a decline in actual or anticipated commissions and fees, earnings or key statistics, and other entity-specific events such as changes in management and loss of key personnel or customers. We determined that based on the overall results and outlook of our reporting units, company and industry, including consideration of the effect of our new Partnerships, there was no indication of goodwill impairment at December 31, 2019. As such, no further testing was required.
We review our definite-lived intangible assets and other long-lived assets for impairment whenever an event occurs that indicates the carrying amount of an asset may not be recoverable. There were no indications that the carrying values of our definite-lived intangible assets or other long-lived assets were impaired at December 31, 2019. Any impairment charges that we may record in the future could materially impact our results of operations.
Tax Receivable Agreement Liability
On October 28, 2019, BRP Group entered into the Tax Receivable Agreement with BRP’s LLC Members that provides for the payment by BRP Group to BRP’s LLC Members of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that BRP Group actually realizes as a result of (i) any increase in tax basis in BRP assets resulting from (a) acquisitions by BRP Group of BRP’s LLC Units from BRP’s LLC Members in connection with the Initial Public Offering, (b) the acquisition of LLC Units from BRP’s LLC Members using the net proceeds from any future offering, (c) redemptions or exchanges by BRP’s LLC Members of LLC Units and the corresponding number of shares of Class B common stock for shares of Class A common stock or cash or (d) payments under the Tax Receivable Agreement, and (ii) tax benefits related to imputed interest resulting from payments made under the Tax Receivable Agreement.
The actual increase in tax basis, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending on a number of factors, including, but not limited to, the timing of any future redemptions, exchanges or purchases of the LLC Units held by BRP’s LLC Members, the price of our Class A common stock at the time of the purchase, redemption or exchange, the extent to which redemptions or exchanges are taxable, the amount and timing of the taxable income that we generate in the future, the tax rates then applicable and the portion of our payments under the Tax Receivable Agreement constituting imputed interest.
Advisor Incentive Liabilities
We have granted Advisor incentive rights to certain advisors to incentivize them to stay with us and grow their Book of Business. The Advisor incentive rights grant the Advisor the right to equity shares after the achievement of certain milestones.
We account for the advisor incentive awards as liability-classified share-based payment awards under ASC Topic 718, Compensation - Stock Compensation. Once a milestone is deemed probable of occurring, we record an advisor incentive liability and compensation expense based on the fair value of the grants which are remeasured each reporting period through the settlement date .The fair value of the award is determined by projecting the future value of the Advisor’s Book of Business and multiplying it by the Advisor’s proceeds sharing right. Significant increases or decreases in the fair value of the award would result in a significantly higher or lower liability. Ultimately, the liability will be equivalent to the amount settled, and the difference between the fair value estimate and the amount settled will be recorded in earnings.

Share-Based Compensation
Share-based compensation for periods subsequent to the Initial Public Offering includes restricted stock awards to Colleagues and Class A common stock awards to our board of directors. We measure share-based compensation expense at the grant date based on the fair value of the award and recognize compensation expense over the requisite service period, which is generally the vesting period. We use the straight-line method from the date of grant to recognize compensation expense for equity awards with service conditions and the ratable method for equity awards with performance conditions.
Share-based compensation for periods prior to the Initial Public Offering includes Management Incentive Units awards. These awards vest according to time-based benchmarks or performance-based benchmarks that vary between issuance. The fair value of each time-based and performance-based Management Incentive Unit was estimated on the grant date using a Black Scholes model, which requires the input of highly complex and subjective variables, and includes assumptions for expected volatility, expected dividend yield, expected term and the risk-free interest rate. Expected volatility was based on the historical volatility of industry peers. The expected term was calculated by analyzing historical exercise data and obtaining the weighted average of the holding period for similar awards. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of the grant.
Income Taxes
We record a tax provision for the anticipated tax consequences of the reported results of operations. We compute the provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. We measure deferred tax assets and liabilities using the currently enacted tax rates in each jurisdiction that applies to taxable income in effect for the years in which those tax assets are expected to be realized or settled.
We are required to establish a valuation allowance for deferred tax assets and record a charge to income if it is determined, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred taxes in 2019 have been reduced by a full valuation allowance due to a determination that it is more likely than not that all of the deferred tax assets will not be realized based on the weight of all available evidence.
Our evaluation of the realizability of the deferred tax assets focuses on identifying significant, objective evidence that we will more likely than not be able to realize our deferred tax assets in the future. We consider both positive and negative evidence when evaluating the need for a valuation allowance, which is highly judgmental and requires subjective weighting of such evidence.
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
We may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of our Initial Public Offering or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.07 billion in annual revenue, we have more than $700.0 million in market value of our stock held by non-affiliates (and we have been a public company for at least 12 months and have filed one annual report on Form 10-K) or we issue more than $1.0 billion of non-convertible debt securities over a three-year period.
RECENT ACCOUNTING PRONOUNCEMENTS
Please refer to Note 1 to our consolidated financial statements included in Item 8. Financial Statements of this Annual Report on Form 10-K for a discussion of recent accounting pronouncements that may impact us.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential loss arising from adverse changes in market rates and prices, such as premium amounts, interest rates and equity prices. We are exposed to market risk through our investments and borrowings under the JPMorgan Credit Agreement.
Our invested assets are held primarily as cash and cash equivalents, restricted cash, available-for-sale marketable debt securities, non-marketable debt securities, certificates of deposit, U.S. treasury securities and professionally managed short duration fixed income funds. These investments are subject to interest rate risk. The fair values of our invested assets at December 31, 2019 and 2018 approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.
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
At December 31, 2019, we had $40.4 million of borrowings outstanding under the JPMorgan Credit Agreement, which bears interest on a floating basis tied to either the prime rate or one of various other variable rates as defined in the JPMorgan Credit Agreement, and therefore is subject to changes in the associated interest expense. At December 31, 2019, the variable rate in effect for the JPMorgan Credit Agreement was LIBOR. Based on an increase of 25 and 50 basis points in the LIBOR at December 31, 2019 and the balance outstanding at such time, our annual interest expense for the JPMorgan Credit Agreement would have increased by $101,000 and $202,000, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of BRP Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of BRP Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of comprehensive income (loss), of stockholders' / members’ equity (deficit) and mezzanine equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Tampa, Florida
March 24, 2020
We have served as the Company’s auditor since 2019.

BRP GROUP, INC.
Consolidated Balance Sheets

	December 31,
(in thousands, except share and per share data)	2019	2018
Assets
Current assets:
Cash and cash equivalents	$67,689	$7,995
Restricted cash	3,382	—
Premiums, commissions and fees receivable, net	58,793	29,385
Prepaid expenses and other current assets	3,019	1,097
Due from related parties	43	117
Total current assets	132,926	38,594
Property and equipment, net	3,322	2,148
Other assets	5,600	3,575
Intangible assets, net	92,450	29,744
Goodwill	164,470	65,764
Total assets	$398,768	$139,825
Liabilities, Mezzanine Equity and Stockholders’/Members’ Equity (Deficit)
Current liabilities:
Premiums payable to insurance companies	$50,541	$23,196
Producer commissions payable	7,470	3,955
Accrued expenses and other current liabilities	12,334	5,247
Current portion of long-term debt	—	527
Current portion of contingent earnout liabilities	2,480	302
Total current liabilities	72,825	33,227
Revolving lines of credit	40,363	33,861
Related party debt	—	36,880
Long-term debt, less current portion	—	1,497
Contingent earnout liabilities, less current portion	46,289	8,947
Other liabilities	2,017	2,610
Total liabilities	161,494	117,022
Commitments and contingencies (Note 24)
Mezzanine equity:
Redeemable noncontrolling interest	23	46,208
Redeemable members’ capital	—	39,354
Stockholders’/members’ equity (deficit):
Class A common stock, par value $0.01 per share, 300,000,000 shares authorized; 19,362,984 shares issued and outstanding at December 31, 2019	194	—
Class B common stock, par value $0.0001 per share, 50,000,000 shares authorized; 43,257,738 shares issued and outstanding at December 31, 2019	4	—
Additional paid-in capital	82,425	—
Retained earnings (deficit)	(8,650)	—
Members’ deficit	—	(63,606)
Notes receivable from stockholders/members	(688)	(90)
Total stockholders’ equity attributable to BRP Group, Inc./ members’ equity (deficit)	73,285	(63,696)
Noncontrolling interest	163,966	937
Total stockholders’/members’ equity (deficit)	237,251	(62,759)
Total liabilities, mezzanine equity and stockholders’/members’ equity (deficit)	$398,768	$139,825

See accompanying Notes to Consolidated Financial Statements. 58

BRP GROUP, INC.
Consolidated Balance Sheets (Continued)
The following table presents the assets and liabilities of the Company’s consolidated variable interest entities, which are included on the consolidated balance sheets above. The assets in the table below include those assets that can only be used to settle obligations of the consolidated variable interest entities.

	December 31,
(in thousands)	2019	2018
Assets of Consolidated Variable Interest Entities That Can Only be Used to Settle the Obligations of Consolidated Variable Interest Entities:
Cash and cash equivalents	$47	$796
Premiums, commissions and fees receivable, net	75	3,902
Prepaid expenses and other current assets	—	69
Due from related parties	—	13
Total current assets	122	4,780
Property and equipment, net	31	115
Other assets	7	2
Goodwill	—	4,035
Total assets	$160	$8,932
Liabilities of Consolidated Variable Interest Entities for Which Creditors Do Not Have Recourse to the Company:
Premiums payable to insurance companies	$6	$2,078
Producer commissions payable	15	514
Accrued expenses and other current liabilities	29	320
Total liabilities	$50	$2,912

See accompanying Notes to Consolidated Financial Statements. 59

BRP GROUP, INC.
Consolidated Statements of Comprehensive Income (Loss)

	For the Years Ended December 31,
(in thousands, except share and per share data)	2019	2018
Revenues:
Commissions and fees	$137,841	$79,880

Operating expenses:
Commissions, employee compensation and benefits	96,955	51,654
Other operating expenses	24,576	14,379
Amortization expense	10,007	2,582
Change in fair value of contingent consideration	10,829	1,228
Depreciation expense	542	508
Total operating expenses	142,909	70,351

Operating income (loss)	(5,068)	9,529

Other income (expense):
Interest expense, net	(10,640)	(6,625)
Loss on extinguishment of debt	(6,732)	—
Other income (expense), net	3	(215)
Total other expense	(17,369)	(6,840)

Income (loss) before income taxes	(22,437)	2,689
Income tax expense	17	—
Net income (loss)	(22,454)	2,689
Less: net income (loss) attributable to noncontrolling interests	(13,804)	3,313
Net loss attributable to BRP Group, Inc.	$(8,650)	$(624)

Comprehensive income (loss)	$(22,454)	$2,689
Comprehensive income (loss) attributable to noncontrolling interests	(13,804)	3,313
Comprehensive loss attributable to BRP Group, Inc.	(8,650)	(624)

Basic and diluted net loss per share	$(0.48)
Basic and diluted weighted-average shares of Class A common stock outstanding	17,916,735

See accompanying Notes to Consolidated Financial Statements. 60

BRP GROUP, INC.
Consolidated Statements of Stockholders’ / Members’ Equity (Deficit) and Mezzanine Equity
For the Years Ended December 31, 2019 and 2018

	Stockholders’/Members’ Equity (Deficit)										Mezzanine Equity
	Class A Common Stock		Class B Common Stock
(in thousands, except share data)	Shares	Amount	Shares	Amount	APIC	Retained Earnings (Deficit)	Members’ Deficit	Notes Receivable from Stockholders /Members	Non-controlling Interest	Total	Redeemable Noncontrolling Interest	Redeemable Members’ Capital
Balance at December 31, 2017	—	$—	—	$—	$—	$—	$(40,466)	$—	$547	$(39,919)	$23,474	$22,504
Adjustment to opening retained earnings due to adoption of ASC Topic 606	—	—	—	—	—	—	6,608	—	185	6,793	—	—
Adjusted beginning balance after adoption of ASC Topic 606	—	—	—	—	—	—	(33,858)	—	732	(33,126)	23,474	22,504
Net income (loss)	—	—	—	—	—	—	(408)	—	(157)	(565)	3,470	(216)
Contributions	—	—	—	—	—	—	—	—	137	137	83	—
Contributions through issuance of Member note receivable	—	—	—	—	—	—	—	(180)	—	(180)	—	—
Repayment of Member note receivable	—	—	—	—	—	—	—	90	—	90	—	—
Issuance and vesting of Management Incentive Unit to Members	—	—	—	—	—	—	309	—	—	309	—	—
Issuance of Voting Common Units to redeemable common equity holder	—	—	—	—	—	—	—	—	—	—	—	3,009
Issuance of Non-Voting Common Units to noncontrolling interest holders	—	—	—	—	—	—	—	—	289	289	—	—
Noncontrolling interest issued in business combinations and asset acquisitions	—	—	—	—	—	—	—	—	—	—	13,475	—
Change in the redemption value of redeemable interests	—	—	—	—	—	—	(25,640)	—	—	(25,640)	10,092	15,548
Distributions	—	—	—	—	—	—	(4,009)	—	(64)	(4,073)	(4,386)	(1,491)
Balance at December 31, 2018	—	—	—	—	—	—	(63,606)	$(90)	937	(62,759)	46,208	39,354
Activity prior to the Initial Public Offering
Net income	—	—	—	—	—	—	602	—	126	728	4,119	699
Contributions	—	—	—	—	—	—	—	—	—	—	35	—
Contributions through issuance of Member note receivable	—	—	—	—	—	—	—	(310)	47	(263)	263	—
Repayment of Member note receivable	—	—	—	—	—	—	—	160	—	160	—	—
Issuance and vesting of Management Incentive Units to Members	—	—	—	—	—	—	1,334	—	—	1,334	—	—

See accompanying Notes to Consolidated Financial Statements. 61

	Stockholders’/Members’ Equity (Deficit)										Mezzanine Equity
	Class A Common Stock		Class B Common Stock
(in thousands, except share data)	Shares	Amount	Shares	Amount	APIC	Retained Earnings (Deficit)	Members’ Deficit	Notes Receivable from Stockholders /Members	Non-controlling Interest	Total	Redeemable Noncontrolling Interest	Redeemable Members’ Capital
Issuance of Voting Common Units to redeemable common equity holder	—	—	—	—	—	—	—	—	—	—	—	5,509
Issuance of Non-Voting Common Units to Members and noncontrolling interest holders	—	—	—	—	—	—	612	—	386	998	—	—
Repurchase of Voting Common Units from Members	—	—	—	—	—	—	—	—	—	—	—	(11,177)
Repurchase redemption value adjustments	—	—	—	—	—	—	—	—	—	—	—	(1,323)
Noncontrolling interest issued in business combinations and asset acquisitions	—	—	—	—	—	—	—	—	1,000	1,000	37,637	—
Change in the redemption value of redeemable interests	—	—	—	—	—	—	(143,413)	—	—	(143,413)	52,209	91,204
Distributions	—	—	—	—	—	—	(3,122)	—	(94)	(3,216)	(6,182)	(1,151)
Effect of the Initial Public Offering and Reorganization Transactions
Issuance of Class A common stock in Offering, net of underwriting discounts and offering costs	18,859,300	189	—	—	209,847	—	—	—	—	210,036	—	—
Effect of Reorganization Transactions	227,050	2	43,188,235	4	(127,624)	—	207,593	(452)	180,315	259,838	(134,261)	(123,115)
Activity subsequent to the Initial Public Offering
Net loss	—	—	—	—	—	(8,650)	—	—	(19,340)	(27,990)	(10)	—
Contributions	—	—	—	—	—	—	—	—	—	—	5	—
Share-based compensation	276,634	3	69,503	—	202	—	—	—	589	794	—	—
Repayment of Stockholder notes receivable	—	—	—	—	—	—	—	4	—	4	—	—
Balance at December 31, 2019	19,362,984	$194	43,257,738	$4	$82,425	$(8,650)	$—	$(688)	$163,966	$237,251	$23	$—

See accompanying Notes to Consolidated Financial Statements. 62

BRP GROUP, INC.
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(in thousands)	2019	2018
Cash flows from operating activities:
Net income (loss)	$(22,454)	$2,689
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,549	3,090
Amortization of deferred financing costs	1,312	118
Loss on extinguishment of debt	6,732	—
Issuance of Voting Common Units to redeemable common equity holder	—	3,009
Issuance and vesting of Management Incentive Units to Members	1,334	309
Participation unit compensation	50	158
Stock-based compensation expense	3,227	1,240
Change in fair value of contingent consideration	10,829	1,228
Payment of contingent earnout consideration in excess of purchase price accrual	(8)	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Premiums, commissions and fees receivable, net	(6,000)	663
Prepaid expenses and other assets	(2,631)	(1,347)
Due from related parties	74	(117)
Accounts payable, accrued expenses and other current liabilities	9,000	1,306
Other liabilities	—	(553)
Net cash provided by operating activities	12,014	11,793
Cash flows from investing activities:
Capital expenditures	(1,718)	(525)
Investment in business venture	(200)	—
Cash consideration paid for asset acquisitions, net of cash received	(679)	(6,909)
Cash consideration paid for business combinations, net of cash received	(98,423)	(35,092)
Net cash used in investing activities	(101,020)	(42,526)
Cash flows from financing activities:
Proceeds from issuance of Class A common stock, net of underwriting discounts	246,208	—
Purchase of LLC Units from shareholders	(31,332)	—
Payment of Initial Public Offering costs	(4,840)	—
Payment of contingent earnout consideration	(167)	(2,892)
Payment of guaranteed earnout consideration	(813)	(187)
Proceeds from revolving line of credit	69,592	24,451
Repayments of revolving line of credit	(66,200)	—
Proceeds from related party debt	49,845	24,470
Repayments of related party debt	(88,425)	—
Repayments of long-term debt	(204)	(526)
Payments of debt issuance and debt extinguishment costs	(481)	(356)
Proceeds from advisor incentive buy-ins	746	175
Proceeds received from repayment of stockholder/member notes receivable	164	—
Proceeds from issuance of Non-Voting Common Units	998	200
Repurchase of Voting Common Units from Members	(12,500)	—
Contributions	40	220
Distributions	(10,549)	(9,950)
Net cash provided by financing activities	152,082	35,605
Net increase in cash and cash equivalents and restricted cash	63,076	4,872
Cash and cash equivalents and restricted cash at beginning of year	7,995	3,123
Cash and cash equivalents and restricted cash at end of year	$71,071	$7,995

See accompanying Notes to Consolidated Financial Statements. 63

BRP GROUP, INC.
Consolidated Statements of Cash Flows (Continued)
	For the Years Ended December 31,
(in thousands)	2019	2018
Supplemental schedule of cash flow information:
Cash paid during the year for interest	$9,487	$3,366
Disclosure of non-cash investing and financing activities:
Change in the redemption value of redeemable interests	$143,413	$25,640
Noncontrolling interest issued in business combinations	38,637	13,394
Contingent earnout consideration for business combinations	29,101	5,815
Capitalization of issuance to redeemable common member	5,509	—
Contingently returnable consideration for business combinations	321	—
Contingent earnout consideration for asset acquisitions	16	1,043
Exchange of advisor incentive plan liability to equity	2,153	—
Exchange of participation unit ownership plan liability to equity	311	—
Transfer of long-term debt to revolving line of credit	1,820	—
Guaranteed earnout for asset acquisitions	—	250
Note payable issued to seller for asset acquisition	—	750
Noncontrolling interest issued in asset acquisitions	—	80

See accompanying Notes to Consolidated Financial Statements. 64

BRP GROUP, INC.
Notes to Consolidated Financial Statements
1. Business and Basis of Presentation
BRP Group, Inc. (“BRP Group” or the “Company”) was incorporated in the state of Delaware on July 1, 2019. BRP Group was formed for the purpose of completing an initial public offering of its common stock and related transactions in order to carry on the business of Baldwin Risk Partners, LLC (“BRP”) as a publicly-traded entity. On October 28, 2019, BRP Group completed an initial public offering of its Class A common stock and became the sole managing member of BRP. The financial statements of BRP Group have been presented as a combination of the financial results of BRP Group and BRP as of the earliest period presented as discussed further under Principles of Consolidation section below.
BRP Group is a diversified insurance agency and services organization that markets and sells insurance products and services to its customers throughout the U.S., although a significant portion of the Company’s business is concentrated in the southeastern U.S. BRP Group and its subsidiaries operate through four reportable segments (“Operating Groups”), including Middle Market, Specialty, MainStreet, and Medicare, which are discussed in more detail in Note 25.
Initial Public Offering
On October 28, 2019, BRP Group completed an initial public offering (the “Initial Public Offering”) of its Class A common stock, in which it sold 18,859,300 shares, including 2,459,300 shares pursuant to the underwriters’ over-allotment option that subsequently settled on November 26, 2019. The shares began trading on the Nasdaq Global Select Market (the “Nasdaq”) on October 24, 2019. The shares were sold at an initial offering price of $14.00 per share for net proceeds of $241.4 million after deducting underwriting discounts and commissions of $17.8 million and net offering expenses of $4.8 million.
In connection with the Initial Public Offering, BRP Group and BRP entered into a series of transactions to implement an internal reorganization (the “Reorganization Transactions”), which are described in detail in Note 3.
Principles of Consolidation
The consolidated financial statements include the accounts of BRP Group and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
As the sole manager of BRP, BRP Group operates and controls all the business and affairs of BRP, and has the sole voting interest in, and controls the management of, BRP. Accordingly, BRP Group began consolidating BRP in its consolidated financial statements as of the closing date of the Initial Public Offering, resulting in a noncontrolling interest related to the LLC Units held by BRP’s LLC members on its consolidated financial statements.
BRP and BRP Group have been under the common control of our Chairman, Lowry Baldwin, before and after the Reorganization Transactions. Prior to the Reorganization Transactions, Mr. Baldwin held a controlling interest in Baldwin Investment Group Holdings, LLC (“BIGH”), which was the controlling owner of BRP through its majority ownership of BRP’s common units. In addition, Mr. Baldwin was the sole shareholder of BRP Group. Upon reorganization, BRP Group became the sole managing member of BRP. Holders of the Class B common stock hold a majority of the voting power of BRP Group and stockholders of a majority of the Class B common stock, including BIGH, executed a Voting Agreement in which they agreed to vote in the same manner as Mr. Baldwin. As a result, Mr. Baldwin continues to control BRP Group subsequent to the Initial Public Offering and Reorganization Transactions. Accordingly, we have accounted for the Reorganization Transactions as a transaction between entities under common control in accordance with Accounting Standards Codification (“ASC”) Topic 805-50, Business Combinations - Related Issues, under which the financial information of BRP Group has been combined with that of BRP as of the earliest period presented.
The Company has prepared these consolidated financial statements in accordance with ASC Topic 810, Consolidation (“Topic 810”). Topic 810 requires that if an enterprise is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity should be included in the consolidated financial statements of the enterprise. The Company has recognized certain entities as variable interest entities of which the Company is the primary beneficiary and has included the accounts of these entities in the consolidated financial statements. Refer to Note 5 for additional information regarding the Company’s variable interest entities.

Topic 810 also requires that the equity of a noncontrolling interest shall be reported in the consolidated balance sheets within total equity of the Company. Certain redeemable noncontrolling interests are reported in the consolidated balance sheets as mezzanine equity. Topic 810 also requires revenues, expenses, gains, losses, net income or loss, and other comprehensive income or loss to be reported in the consolidated financial statements at consolidated amounts, which include amounts attributable to the owners of the parent and the noncontrolling interests. Refer to the Redeemable Noncontrolling Interest and Noncontrolling Interest sections of Note 2 for additional information.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates underlying the accompanying consolidated financial statements include the application of guidance for revenue recognition, including determination of allowances for estimated policy cancellations, business combinations and purchase price allocation, impairment of long-lived assets including goodwill, and valuation of the Tax Receivable Agreement liability, advisor incentive liabilities and share-based compensation.
Changes in Presentation
Certain prior year amounts have been reclassified to conform to current year presentation.
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
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases. ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. The FASB has subsequently issued several additional ASUs related to leases, which improved upon, and provided transition relief for, the guidance issued in ASU 2016-02 and extended the adoption date for nonpublic business entities. This guidance is effective for the fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021, with early adoption permitted. The Company is currently evaluating the full effect that the adoption of this standard will have on its consolidated financial statements.
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
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 provides guidance on the classification of contingent consideration payments made after a business combination and other cash receipts and payments. The Company adopted ASU 2016-15 effective January 1, 2019 and has applied the guidance retrospectively for its consolidated statement of cash flows for the years ended December 31, 2019 and 2018. The Company applied the guidance in ASU 2016-15 to its payment of contingent consideration liabilities related to business combinations and the payment of debt extinguishment costs, which impacted the presentation of the cash flows, but did not otherwise impact on the Company’s results of operations or financial condition.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which requires that the statement of cash flows explain the changes during the period of cash and cash equivalents inclusive of amounts categorized as restricted cash. The Company adopted ASU 2016-18 effective January 1, 2019. With the adoption of ASU 2016-18, the statements of cash flows detail the change in the balance of cash and cash equivalents and restricted cash. The adoption of this guidance did not have any effect on cash flows for the year ended December 31, 2018.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which amends the guidance on goodwill. Under ASU 2017-04, goodwill impairment is measured as the amount by which a reporting unit’s carrying value exceeds its fair value, while not exceeding the carrying value of goodwill. ASU 2017-04 eliminates existing guidance that requires an entity to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all its assets and liabilities as if that reporting unit had been acquired in a business combination. The Company early adopted this guidance for impairment tests effective January 1, 2019 and it did not have any impact on the Company’s consolidated financial statements.
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
In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), which provides guidance for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The Company early adopted ASU 2018-15 for implementation costs related to its service contracts effective January 1, 2019 and applied it prospectively for all cloud computing arrangement implementation costs incurred on or after the effective date. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), as part of its Simplification Initiative to reduce the cost and complexity in accounting for income taxes. ASU 2019-12 removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. The guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The Company early adopted ASU 2019-12 in the fourth quarter of 2019. The adoption did not have a material impact on our consolidated financial statements.
2. Significant Accounting Policies
Revenue Recognition
Effective January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”) and all related amendments that established Topic 606. The Company adopted these standards by recognizing the cumulative effect as an adjustment to opening retained earnings at January 1, 2018 under the modified retrospective method for contracts not completed as of the day of adoption. The Company elected the practical expedient to evaluate only contracts not completed at the date of initial application. The cumulative impact of adopting Topic 606 on January 1, 2018 was an increase in retained earnings and noncontrolling interest within members’ equity (deficit) totaling $6.8 million.

The Company earns commission revenue by facilitating the arrangement between Insurance Company Partners and individuals or businesses by providing insurance placement services to insureds (“Clients”) with Insurance Company Partners. Commission revenues are usually a percentage of the premium paid by Clients and generally depend upon the type of insurance, the Insurance Company Partner and the nature of the services provided. In some limited cases, the Company shares commissions with other agents or brokers who have acted jointly with the Company in a transaction. The Company controls the fulfillment of the performance obligation and its relationship with its Insurance Company Partners and the outside agents. Commissions shared with downstream agents or brokers are recorded in commission, employee compensation and benefits expense in the consolidated statements of comprehensive income (loss). Commissions are earned at a point in time upon the effective date of bound insurance coverage as no performance obligation exists after coverage is bound.
Commission revenue is recorded net of allowances for estimated policy cancellations, which are determined based on an evaluation of historical and current cancellation data.
The Company earns service fee revenue in its Middle Market segment by receiving negotiated fees in lieu of a commission and consulting revenue from services other than securing insurance coverage. Service fee and consulting revenues from certain agreements are recognized over time depending on when the services within the contract are satisfied and when the Company has transferred control of the related services to the customer.
Commissions and fees for brokerage services may be invoiced near the effective date of the underlying policy or over the term of the arrangement in installments during the policy period. However, regardless of the payment terms, commissions are recognized at a point in time upon the effective date of bound insurance coverage, as no performance obligation exists after coverage is bound.
The Company may receive a profit-sharing commission from an Insurance Company Partner, which is based primarily on underwriting results, but may also contain considerations for volume, growth, loss performance, or retention. Profit-sharing commissions represent a form of variable consideration, which includes additional commissions over base commissions received from Insurance Company Partners. Profit-sharing commissions associated with relatively predictable measures are estimated with a constraint applied and recognized at a point in time. The profit-sharing commissions are recorded as the underlying policies that contribute to the achievement of the metric are placed with any adjustments recognized when payments are received or as additional information that affects the estimate becomes available. Profit-sharing commissions associated with loss performance are uncertain, and therefore, are subject to significant reversal through catastrophic loss season and as loss data remains subject to material change. The constraint is relieved when management estimates revenue that is not subject to significant reversal, which often coincides with the earlier of written notice from the Insurance Company Partner that the target has been achieved, or cash collection. Year-end amounts incorporate estimates based on confirmation from Insurance Company Partners after calculation of potential loss ratios that are impacted by catastrophic losses. The consolidated financial statements include estimates based on constraints and incorporates information received from Insurance Company Partners, and where still subject to significant changes in estimates due to loss ratios and external factors that are outside of the Company’s control, a full constraint is applied.
The Company pays an incremental amount of compensation in the form of producer commissions on new business. These incremental costs are capitalized as deferred commission expense and amortized over five years, which represents management’s estimate of the average period over which a Client maintains its initial coverage relationship with the original Insurance Company Partner. The Company has concluded that this period is consistent with the transfer to the customer of the services to which the asset relates.
Due to the relatively short time period between the information gathering phase and binding insurance coverage, the Company has determined that costs to fulfill contracts are not significant. Therefore, costs to fulfill a contract are expensed as incurred.
The Company earns policy fee revenue for acting in its capacity as a managing general agent (“MGA”) on behalf of the Insurance Company Partner and fulfilling certain services including delivery of policy documents, processing payments and other administrative functions during the term of the insurance policy. Policy fee revenue is deferred and recognized over the life of the policy. These deferred amounts are recognized as contract liabilities, which is included as a component of accrued expenses and other current liabilities on the consolidated balance sheets. The Company earns installment fee revenue related to policy premiums paid on an installment basis for payment processing services performed on behalf of the Insurance Company Partner. The Company recognizes installment fee revenue in the period the services are performed.
Cash Equivalents
The Company considers all highly liquid short-term instruments with original maturities of three months or less to be cash equivalents.

Restricted Cash
Restricted cash includes amounts that are legally restricted as to use or withdrawal. Restricted cash represents cash collected from customers that is payable to insurance companies and for which segregation of this cash is required by contract with the relevant insurance company providing coverage or by law within the state. The Company holds restricted cash specifically in its role as an MGA.
Premiums, Commissions and Fees Receivable, Net
In its capacity as an insurance agent or broker, the Company typically collects premiums from Clients, and after deducting its authorized commissions, remits the net premiums to the appropriate Insurance Company Partners. Accordingly, premiums receivable reflect these amounts due from Clients.
In other circumstances, the Insurance Company Partners collect the premiums directly from Clients and remit the applicable commissions to the Company. Accordingly, commissions receivable reflect these amounts due from Insurance Company Partners. Fees receivable primarily represent amounts due from Clients of the Company’s services division.
Premiums, commissions and fees receivable are reported net of allowances for estimated policy cancellations and doubtful accounts. The allowance for estimated policy cancellations was $2.2 million and $250,000 at December 31, 2019 and 2018, respectively, which represents a reserve for future reversals in commission and fee revenues related to the potential cancellation of client insurance policies that were in force as of each year end. The allowance for estimated policy cancellations is established through a charge to revenues. The allowance for estimated policy cancellations is offset in part by a producer commissions chargeback of $1.2 million at December 31, 2019. The producer commissions chargeback is established through a charge to producer commissions expense and is netted against producer commissions payable on the balance sheets.
The allowance for doubtful accounts was $50,000 and $40,000 at December 31, 2019 and 2018, respectively. The allowance for doubtful accounts is based on management’s estimate of the amount of receivables that will actually be collected. Accounts are charged to the allowance as they are deemed uncollectible based upon a periodic review of the accounts.
Property and Equipment, Net
Property and equipment is stated at cost. For financial reporting purposes, depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Years
Building	39
Leasehold improvements	3 - 10
Furniture	5 - 7
Office and computer equipment	3 - 7
Vehicle	5
Website development	7
Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful life or the reasonably assured lease term at inception of the lease. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts. The difference between the net book value of the assets and proceeds from disposal is recognized as a gain or loss on disposal, which is included in other income (expense), net in the consolidated statements of comprehensive income (loss). Routine maintenance and repairs are charged to expense as incurred, while costs of improvements and renewals are capitalized.
Property and equipment is evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of the impairment loss, if any, is measured as the amount by which the carrying value of the asset exceeds its fair value.

Intangible Assets, Net and Goodwill
The majority of the Company’s intangible assets are acquired in connection with strategic acquisitions made by the Company (“Partnerships”). Intangible assets identified in a Partnership are recorded at fair value on the acquisition date. The excess of the purchase price in a business combination over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed is assigned to goodwill.
Intangible assets are stated at cost, less accumulated amortization, and consist of purchased customer accounts, carrier relationships, software and trade names acquired in connection with business combinations. Purchased customer accounts, carrier relationships and trade names are being amortized based on a pattern of economic benefit over an estimated life of five to twenty years. Purchased customer accounts primarily consist of records and files that contain information about insurance policies and the related Clients that are essential to policy renewals. Carrier relationships consist of relationships with Insurance Company Partners that were not previously established. Trade names consist of acquired business names with potential customer base recognition. Intangible assets also include software, which is amortized on the straight-line basis over an estimated useful life of three to five years.
We review our definite-lived intangible assets and other long-lived assets for impairment whenever an event occurs that indicates the carrying amount of an asset may not be recoverable. No impairment was recorded for the years ended December 31, 2019 and 2018.
Goodwill is subject to an impairment assessment on an annual basis or whenever indicators of impairment are present. The Company performs a qualitative assessment to determine whether a quantitative impairment test is necessary. In a quantitative assessment, the Company compares the fair value of each reporting unit with its carrying amount to determine if there is potential impairment of goodwill. If the carrying value of a reporting unit is greater than the fair value, an impairment charge is recorded for the amount that the carrying amount of the reporting unit, including goodwill, exceeds its fair value, limited to the amount of goodwill of the reporting unit.
Deferred Financing Costs, Net
Deferred financing costs consist of origination fees and debt issuance costs related to obtaining credit facilities. The Company has recorded these costs as an asset on the consolidated balance sheets in accordance with ASC Topic 835-30, Interest. Deferred financing costs are included in other assets on the consolidated balance sheets. Deferred financing costs were approximately $1.8 million and $861,000, net of accumulated amortization of approximately $470,000 and $270,000 at December 31, 2019 and 2018, respectively. Such costs are amortized using the effective interest method over the terms of the respective debt. Amortization of deferred financing costs was approximately $1.3 million and $118,000 for the years ended December 31, 2019 and 2018, respectively, and is included in interest expense, net in the accompanying consolidated statements of comprehensive income (loss).
Contingent Earnout Liabilities
The Company accounts for contingent consideration relating to business combinations as either contingently returnable consideration or a contingent earnout liability and a decrease (increase) to goodwill at the date of the acquisition and continually remeasures the asset or liability at each balance sheet date by recording changes in the fair value through change in fair value of contingent consideration in the consolidated statements of comprehensive income (loss). The ultimate settlement of contingently returnable consideration and contingent earnout liabilities relating to business combinations may be for amounts that are materially different from the amounts initially recorded and may cause volatility in the Company’s results of operations.
The Company accounts for contingent consideration relating to asset acquisitions as a contingent earnout liability and an increase to the cost of the acquired assets on a relative fair value basis at the date of the acquisition. Once recognized, the contingent earnout liability is not derecognized until the contingency is resolved and the consideration is issued or becomes issuable. If the amount initially recognized as a liability exceeds the fair value of the contingent consideration issued or issuable, the entity recognizes that amount as a reduction of the cost of the asset acquisition. The ultimate settlement of contingent earnout liabilities relating to asset acquisitions may be for amounts that are materially different from the amounts initially recorded.
The Company determines the fair value of contingently returnable consideration and contingent earnout liabilities based on future cash flow projections under various potential scenarios and weighs the probability of these outcomes as discussed further in Note 23.

Advisor Incentive Liabilities
During the last several years, the Company entered into advisor incentive agreements with several of its producers (“Risk Advisors”) to incentivize them to stay with the Company, grow their book of business, and earn the role of partner as a member of the Company. The incentive rights had a deposit buy-in requirement payable in the form of payroll withholding or other cash payments for which the Company recorded an advisor incentive liability. The incentive rights could be converted to LLC Units after the achievement of certain milestones, subject to approval at the discretion of management.
The units were convertible for a proportionate share of the fair value of BRP or one of its subsidiaries. The redemption price was not affected by changes in the units’ fair value. An increase in fair value of units would reduce the number of units issued to satisfy the obligation. The agreement does not limit the amount the Company could be required to pay or the number of units required to be issued.
The Company accounts for the advisor incentive awards as liability-classified share-based payment awards under ASC 718, Compensation - Stock Compensation (“Topic 718”). Risk Advisors were deemed probable of meeting the performance condition after having achieved the first milestone related to their advisor incentive agreements. Thereafter, the Company estimated the fair value of the grants and recorded compensation expense and an advisor incentive liability each reporting period through the settlement date. Advisor incentive liabilities are included in other liabilities on the consolidated balance sheet and compensation expense for advisor incentive liabilities is included in commissions, employee compensation and benefits in the consolidated statements of comprehensive income (loss). Advisor incentive liabilities were classified as non-current liabilities as they were not expected to be settled in the near term at December 31, 2019 and 2018.
Participation Unit Ownership Plan Liabilities
During 2016, the Company established the Participation Unit Ownership Plan (the “Participation Plan”), which offered certain Colleagues additional incentives to promote success. The Participation Plan permitted the grant of up to 100,000 participation units, to be settled in cash only. Participation units vested on the fifth anniversary of the date of the grant unless a qualifying event occurs, as outlined in the Participation Plan agreement. Refer to Note 13 for further discussion of the Company’s participation plan liabilities, which were settled in connection with the Reorganization Transactions.
The Company accounts for the issuance of participation units in accordance with ASC Topic 710, Compensation, which requires these units to be treated as liabilities on the consolidated balance sheets. At the grant date and at the end of each subsequent reporting period, the Company estimates the ultimate payout of the participation units. The Company records compensation expense and liability based on this estimated payout and for the portion of the vesting period that has been completed. Participation unit ownership plan liabilities are included in other liabilities on the consolidated balance sheet and Compensation expense for participation units is included in commissions, employee compensation and benefits expense in the consolidated statements of comprehensive income (loss).
Redeemable Noncontrolling Interest
ASC Topic 480, Distinguishing Liabilities from Equity (“Topic 480”), requires noncontrolling interests that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (i) at a fixed or determinable price on a fixed or determinable date, (ii) at the option of the holder, or (iii) upon the occurrence of an event that is not solely within the control of the issuer. Prior to the Reorganization Transactions, the equity securities of certain of the Company’s noncontrolling interests contained an embedded put feature that was redeemable at the election of the interest holder. The Company had no control over whether the put option was exercised, and therefore, redemption was outside the Company’s control. As such, these equity securities were recorded as redeemable noncontrolling interests, which were classified in mezzanine equity on the Company’s consolidated balance sheets at December 31, 2018.
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
The accounts of the following joint ventures have been consolidated into the Company’s consolidated financial statements since their respective inceptions until the Reorganization Transactions. The noncontrolling ownership interests in the Company’s subsidiaries described below are presented as redeemable noncontrolling interest in the consolidated financial statements prior to the Reorganization Transactions.

•
In 2018, BRP Black Insurance, LLC (“Black”) was formed in order to acquire substantially all the assets and liabilities of Black Insurance and Financial Services, LLC from Christopher R. Black (“Chris Black”). Chris Black had a 40% ownership interest in Black prior to the Reorganization Transactions.

•
In 2018, BRP Insurance Intermediary Holdings, LLC (“BIH”) was formed in order to acquire 60% of the membership interests of AB Risk Specialist, LLC (“ABRS”), which owned a 100% membership interest in KB Risk Solutions, LLC (“KBRS”), from AB Risk Holdco, Inc. (“AB Holdco”). Additionally, immediately following BIH’s acquisition of the membership interests of ABRS, Emanuel Lauria was issued a 33.3% membership interest in KBRS. AB Holdco had a 40% ownership interest in ABRS prior to the Reorganization Transactions.

•
In 2018, Baldwin Krystyn Sherman Partners, LLC (“BKS”) acquired substantially all the assets and liabilities of Montoya Property & Casualty Insurance from Montoya and Associates, LLC (“Montoya & Associates”). Montoya & Associates had a 1.5% ownership interest in BKS prior to the Reorganization Transactions.

•
In 2019, BIH acquired 70% of the membership interests of Millennial Specialty Insurance, LLC from Millennial Specialty Holdco, LLC (“MSH”). MSH had a 30% ownership interest in Millennial Specialty Insurance, LLC prior to the Reorganization Transactions.

•
In 2019, BKS Financial Investments, LLC was formed to acquire substantially all the assets and liabilities of Fiduciary Partners Investment Consulting, LLC and BKS acquired substantially all the assets and liabilities of Fiduciary Partners Retirement Group, Inc. (“FPRG”) and Fiduciary Partners Group, LLC. FPRG had a 0.3% ownership interest in BKS prior to the Reorganization Transactions.

•
In 2019, BRP Foundation, LLC (“Foundation”) was formed in order to acquire substantially all the assets and liabilities of Foundation Insurance of Florida, LLC from its members (“Foundation Members”). The Foundation Members had a 20% ownership interest in Foundation prior to the Reorganization Transactions.

In conjunction with the Reorganization Transactions as discussed in Note 3, the Company executed its call rights for the majority of the redeemable noncontrolling ownership interests, which were converted into permanent equity through the issuance of Class B common stock and LLC Units. Refer to Note 15 for additional discussion of redeemable noncontrolling interest.
Redeemable Members’ Capital
Topic 480 requires common units that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (i) at a fixed or determinable price on a fixed or determinable date, (ii) at the option of the holder, or (iii) upon the occurrence of an event that is not solely within the control of the issuer. Prior to the Reorganization Transactions, the Voting Common Units of two minority holders contained certain put and call rights in conjunction with termination at the greater of fair value or a floor, as defined in the BRP’s amended and restated limited liability operating agreement (the “Operating Agreement”). The Company had no control over whether the put option was exercised, and therefore, redemption was outside the Company’s control. As such, these equity securities were recorded as redeemable members’ capital, which were classified in mezzanine equity on the Company’s consolidated balance sheets.
In conjunction with the Reorganization Transactions as discussed in Note 3, the Company executed its call rights for redeemable members’ capital ownership interests, which were converted into permanent equity through the issuance of Class B common stock and LLC Units. Refer to Note 15 for additional discussion of redeemable members’ capital.
Noncontrolling Interest
Noncontrolling interests are reported at historical cost basis adjusted for cumulative earnings or loss allocations and classified as a component of stockholders’/members’ equity (deficit) on the consolidated balance sheets. Noncontrolling interest as presented herein as of and for the year ended December 31, 2018 consists of the noncontrolling interest holdings of BRP. Noncontrolling interest as presented as of and for the year ended December 31, 2019 consists of the noncontrolling interest holdings of BRP Group subsequent to the Reorganization Transactions. The controlling interest holdings of BRP for the period from January 1, 2019 through October 27, 2019 have been reclassified to noncontrolling interest holdings of BRP Group for presentation of activity for the year ended December 31, 2019.

Income Taxes
BRP has been, and will continue to be, treated as a partnership for U.S. federal, state and local income tax purposes. As a partnership, BRP’s taxable income or loss is included in the taxable income of its members. Accordingly, no income tax expense was recorded for federal and state and local jurisdictions for periods prior to the Initial Public Offering.
BRP Group is a taxable entity and in connection with the Initial Public Offering and the Reorganization Transactions completed on October 28, 2019, the Company became a taxable entity. In addition, BRP Colleague Inc., a subsidiary of BRP Group, was formed as a C Corporation during 2017 and is a taxable entity.
The Company accounts for income taxes pursuant to the asset and liability method which requires the recognition of deferred income tax assets and liabilities related to the expected future tax consequences arising from temporary differences between the carrying amounts and tax bases of assets and liabilities based on enacted statutory tax rates applicable to the periods in which the temporary differences are expected to reverse. Any effects of changes in income tax rates or laws are included in income tax expense in the period of enactment.
The Company and its subsidiaries follow ASC Topic 740, Income Taxes. A component of this standard prescribes a recognition and measurement threshold of uncertain tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management has evaluated the Company’s tax positions and concluded that the Company has taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance. The Company does not expect any of its tax positions to change significantly in the near term.
Tax Receivable Agreement
The Company’s purchase of BRP’s LLC Units concurrent with the Initial Public Offering, and the future exchanges of LLC Units from BRP’s LLC Members and the corresponding number of shares of Class B common stock for shares of Class A common stock, is expected to result in increases in its share of the tax basis of the tangible and intangible assets of BRP, which will increase the tax depreciation and amortization deductions that otherwise would not have been available to BRP Group. These increases in tax basis and tax depreciation and amortization deductions are expected to reduce the amount of cash taxes that BRP Group would otherwise be required to pay in the future. BRP Group has entered into a Tax Receivable Agreement, with the other members of BRP that requires it to pay them 85% of the amount of cash savings, if any, in U.S. federal, state, and local income tax that BRP Group actually realizes (or, under certain circumstances, is deemed to realize) as a result of the increases in tax basis in connection with exchanges by the recipients described above and certain other tax benefits attributable to payments under the Tax Receivable Agreement.
Share-Based Compensation
Share-based payments to employees and non-employee directors are measured based on the estimated grant-date fair value. The grant-date fair value of restricted stock awards is equal to the market value of BRP Group’s Class A common stock on the date of grant. The Company recognizes share-based compensation expense over the requisite service period for awards expected to ultimately vest. The Company recognizes forfeitures as they occur.
Fair Value of Financial Instruments
The carrying values of the Company’s financial assets and liabilities, including cash and cash equivalents, premiums, commissions and fees receivable, premiums payable to insurance companies and accrued expenses and other current liabilities, approximate their fair values because of the short maturity and liquidity of those instruments.
Concentrations
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company manages this risk using high credit worthy financial institutions. Interest-bearing accounts and noninterest-bearing accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Deposits exceed amounts insured by the FDIC. The Company has not experienced any losses from its deposits.
For the year ended December 31, 2019, two Insurance Company Partners accounted for approximately 14% and 10% of the Company’s total core commissions.

3. Reorganization Transactions
In connection with the Initial Public Offering, BRP Group and BRP entered into the Reorganization Transactions as follows:

•
BRP amended and restated its amended and restated limited liability company agreement (the “Amended LLC Agreement”) to, among other things, appoint BRP Group as the sole managing member of BRP and to modify BRP’s capital structure to reclassify all the equity interests into a single class of LLC units (the “LLC Units”);

•
as sole managing member of BRP, BRP Group consolidates the financial results of BRP and a portion of the net income is allocated to the noncontrolling interest to reflect the entitlement of the owners of BRP’s outstanding equity interests (“BRP’s LLC Members”) to a portion of BRP’s net income;

•
through a series of internal transactions, BRP issued LLC Units to equity holders of companies it has acquired (its “Partners”) (other than certain joint ventures) in exchange for all the equity interests in such Partners not held by BRP prior to such exchange;

•
BRP Group’s certificate of incorporation authorized the issuance of two classes of common stock including Class A common stock and Class B common stock, each of which entitles its holder to one vote per share on all matters submitted to a vote of the stockholders;

•
each of the owners of BRP LLC Units prior to the Initial Public Offering (the “Pre-IPO LLC Members”) was issued shares of BRP Group’s Class B common stock in an amount equal to the number of LLC Units held by each such member following the reclassification of the equity interest into LLC Units;

•
under the Amended LLC Agreement, BRP’s LLC Members have the right to require BRP to redeem all or a portion of their LLC Units for, at BRP Group’s election, newly-issued shares of Class A common stock on a one-for-one basis or a cash payment;

•	BRP Group and BRP’s members entered into the Stockholders Agreement, which provides that approval by BRP’s LLC Members is required for certain corporate actions;

•
BRP Group used the net proceeds from the Initial Public Offering to acquire 14,000,000 newly-issued LLC Units from Baldwin Risk Partners, LLC, 1,800,000 LLC Units from Lowry Baldwin, the Company’s Chairman, and 600,000 LLC Units from The Villages Invesco, LLC (“Villages Invesco”), one of our significant shareholders, at a purchase price per LLC Unit equal to the initial public offering price of Class A common stock after underwriting discounts and commissions; and

•
BRP Group entered into the Tax Receivable Agreement, which provides for payment by BRP Group to BRP’s LLC Members of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that BRP Group actually realizes.

In connection with the Initial Public Offering, BRP Group issued one share of Class B common stock to Pre-IPO LLC Members for each LLC Unit held by such BRP LLC Members. BRP Group intends to issue one share of Class B common stock for each LLC Unit that BRP issues. The Class B common stock can be exchanged (together with a corresponding number of LLC Units) for shares of Class A common stock on a one-for-one basis, subject to certain restrictions, and the shares of Class B common stock will be canceled on a one-for-one basis with the redemption or exchange. As a result, the number of shares of Class B common stock will continue to increase with each Partnership in which we issue a noncontrolling interest, which will dilute the ownership interest of the Company’s Class A common stockholders.
In conjunction with the Reorganization Transactions, BRP issued LLC Units to equity holders of its Partners (other than certain joint ventures) in exchange for all of the equity interests in such Partners not held by BRP prior to such exchange. In each of the Partner operating agreements, BRP held a right to acquire the equity interests of the Partners of the underlying subsidiaries. Acquisition of the Partners’ equity interests was recorded in accordance with Topic 810. Previously redeemable Voting Common Units were replaced with LLC Units that do not contain a similar redemption provision while certain redeemable noncontrolling interests remain redeemable subsequent to the conversion.
The following is a description of the transactions to convert the Company’s obligations related to its advisor incentive agreements and participation unit ownership plan to shares of Class A common stock.

•
The Company exchanged $2.2 million of its obligation related to advisor incentive liabilities for 204,807 restricted shares of Class A common stock issued under the Company’s Omnibus Incentive Plan. The Company established stockholder notes receivable of $452,000 for the remaining deposit buy-in amounts due from the advisors and relieved advisor incentive liabilities for $2.2 million with an offset to additional paid-in capital of $2.6 million.

•
The Company’s obligation under the participation unit ownership plan of $311,000 was exchanged for 22,243 restricted shares of Class A common stock issued under the Company’s Omnibus Incentive Plan, which resulted in an offset to additional paid-in capital of $311,000.

The following is a description of the transactions to convert LLC Units held by each of the Pre-IPO LLC Members to shares of Class B common stock in an amount equal to the number of LLC Units held by each such member following the reclassification of the equity interest into LLC Units.

•
The Company executed its call rights for the Voting Common Units of two minority founders, a component of redeemable members’ capital prior to the reorganization, which were converted into permanent equity consisting of 5,701,107 shares of Class B common stock and LLC Units.

•
The Company executed its call rights for the Villages Voting Common Units, a component of redeemable members’ capital prior to the reorganization, which were converted into permanent equity consisting of 3,077,559 shares of Class B common stock and LLC Units.

•
The Company executed its call rights for the Rollover Members’ Units, which comprised redeemable noncontrolling interest prior to the reorganization, which were converted into 9,615,911 shares of Class B common stock and LLC Units.

•	Voting Common Units held by the majority founder, which comprised members’ equity prior to the reorganization, were converted into 18,933,907 shares of Class B common stock and LLC Units.

•
The Non-Voting Common Units, which comprised noncontrolling interest prior to the reorganization, were converted into permanent equity consisting of 232,596 shares of Class B common stock and LLC Units.

•	Management Incentive Units were converted to 5,627,155 restricted shares of Class B common stock and LLC Units.
4. Business Combinations
The Company completed four business combinations for an aggregate purchase price of $173.5 million during the year ended December 31, 2019. In accordance with ASC Topic 805, Business Combinations (“Topic 805”), total consideration was first allocated to the fair value of assets acquired, including liabilities assumed, with the excess being recorded as goodwill. For financial statement purposes, goodwill is not amortized but rather is evaluated for impairment at least annually or more frequently if an event occurs that indicates goodwill may be impaired. Goodwill is deductible for tax purposes and will be amortized over a period of fifteen years.
The intangible assets acquired in connection with business combinations during the year ended December 31, 2019 have an estimated weighted-average life as follows:

	Weighted-Average Life
Purchased customer accounts	16.8	years
Software	5	years
Carrier relationships	20	years
Trade names	5	years
The recorded purchase price for certain business combinations includes an estimation of the fair value of continent consideration obligations associated with potential earnout provisions, which are generally based on revenue or earnings before income taxes, depreciation and amortization (“EBITDA”). The contingent earnout consideration identified in the tables below are measured at fair value within Level 3 of the fair value hierarchy as discussed further in Note 23. Any subsequent changes in the fair value of contingent earnout liabilities will be recorded in the consolidated statements of comprehensive income (loss) when incurred.
The recorded purchase price for certain business combinations also includes an estimation of the fair value of noncontrolling interests, which are calculated based on a valuation of the entity with the relevant percentage applied.
The Company completed the following four business combinations during the year ended December 31, 2019:

•	Lykes Insurance, Inc. (“Lykes”), a Middle Market Partnership effective March 1, 2019, was made to expand the Company’s Middle Market business presence in Florida.

•
Millennial Specialty Insurance LLC (“MSI”), a Specialty Partnership effective April 1, 2019, was made to obtain access to certain technology and invest in executive talent for building and growing the MGA of the Future and to apply its functionality to other insurance placement products, as well as to expand the Company’s market share in specialty renter’s insurance. MGA of the Future is a national renter’s insurance product distributed via sub-agent partners and property management software providers, which has expanded distribution capabilities for new products through the Company’s wholesale and retail networks.

•
Fiduciary Partners Retirement Group, Inc., Fiduciary Partners Group, LLC and Fiduciary Partners Investment Consulting, LLC (“Fiduciary Partners”), a Middle Market Partnership effective July 1, 2019, was made to expand our employee benefits group business in the Middle Market Operating Group.

•	Foundation Insurance of Florida, LLC (“Foundation Insurance”), a MainStreet Partnership effective date of August 1, 2019, was made to expand the Company’s MainStreet business presence in Florida.
The operating results of these business combinations have been included in the consolidated statements of comprehensive income (loss) since their respective acquisition dates. The Company recognized total revenues and net loss from its business combinations of $42.8 million and $9.8 million, respectively, for the year ended December 31, 2019.
Acquisition-related costs incurred in connection with these business combinations are recorded in operating expenses in the consolidated statements of comprehensive income (loss). The Company incurred acquisition-related costs from its business combinations of $528,000 for the year ended December 31, 2019.
The table below provides a summary of the total consideration and the estimated purchase price allocations made for each of the business acquisitions that became effective during the year ended December 31, 2019. Due to the complexity of valuing the consideration paid and the purchase price allocation and the timing of these activities, certain amounts included in the consolidated financial statements may be provisional and subject to additional adjustments within the measurement period as permitted by Topic 805. The Company recorded measurement period adjustments for the Lykes and MSI Partnerships, which are reflected in the table below. Any measurement period adjustments related to prior period business combinations have been reflected as current period adjustments for the year ended December 31, 2019 in accordance with Topic 805.

(in thousands)	Lykes (1)	MSI (1)	Fiduciary Partners	Foundation Insurance	Totals
Cash consideration paid	$36,044	$45,505	$2,550	$20,800	$104,899
Fair value of contingent earnout consideration	—	25,603	151	3,347	29,101
Fair value of noncontrolling interest	1,000	30,963	638	6,036	38,637
Fair value of contingently returnable consideration	—	—	(321)	—	(321)
Trust balance adjustment	—	1,138	—	—	1,138
Total consideration	$37,044	$103,209	$3,018	$30,183	$173,454

Cash and restricted cash	$1,535	$6,029	$—	$50	$7,614
Premiums, commissions and fees receivable	3,170	14,437	20	—	17,627
Other assets	17	308	1	—	326
Intangible assets					—
Purchased customer accounts	8,742	13,640	1,874	8,709	32,965
Carrier relationships	—	7,200	—	—	7,200
Software	—	30,000	—	—	30,000
Trade names	—	1,820	—	—	1,820
Goodwill	25,947	50,164	1,124	21,471	98,706
Total assets acquired	39,411	123,598	3,019	30,230	196,258
Premiums and producer commissions payable	(2,367)	(17,447)	—	—	(19,814)
Deferred revenue	—	(2,794)	—	—	(2,794)
Accrued expenses and other current liabilities	—	(148)	(1)	(47)	(196)
Total liabilities acquired	(2,367)	(20,389)	(1)	(47)	(22,804)
Net assets acquired	$37,044	$103,209	$3,018	$30,183	$173,454

Maximum potential contingent earnout consideration	$—	$61,500	$2,225	$21,750	$85,475

__________

(1)
The Company made adjustments within the measurement period to the purchase price allocations for Lykes and MSI during the year ended December 31, 2019, which have been reflected in the table. The Lykes adjustment resulted in an increase to net assets before goodwill and a reduction to goodwill of $2.7 million. The MSI adjustment resulted in an increase to intangible assets and a reduction to goodwill of $3.6 million.

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

	For the Years Ended December 31,
(unaudited) (in thousands)	2019	2018
Total revenues	$152,610	$126,011
Net income (loss)	(17,159)	11,223
5. Variable Interest Entities
Topic 810 requires a reporting entity to consolidate a variable interest entity (“VIE”) when the reporting entity has a variable interest or combination of variable interests that provide the entity with a controlling financial interest in the VIE. The Company continually assesses whether it has a controlling financial interest in each of its VIEs to determine if it is the primary beneficiary of the VIE and should, therefore, consolidate each of the VIEs. A reporting entity is considered to have a controlling financial interest in a VIE if it has (i) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb the losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE.
The Company determined that it is the primary beneficiary of its VIEs, which, at December 31, 2018, included The Villages Insurance Partners, LLC (“TVIP”) and the Company’s joint ventures, BKS-IPEO JV Partners, LLC (“iPEO”), Laureate Insurance Partners, LLC (“Laureate”), BKS Smith, LLC (“Smith”), BKS MS, LLC (“Saunders”) and BKS Partners Galati Marine Solutions, LLC (“Galati”). In connection with the Initial Public Offering and Reorganization Transaction, the Company acquired the equity interests of TVIP and iPEO, which became wholly-owned subsidiaries of BRP and, accordingly, are no longer VIEs of the Company. The Company has consolidated its VIEs into the consolidated financial statements.
Total revenues and expenses of the Company’s consolidated VIEs included in the consolidated statements of comprehensive income (loss) were $579,000 and $727,000, respectively, for the year ended December 31, 2019 and $13.4 million and $9.5 million, respectively, for the year ended December 31, 2018.

The assets of the consolidated VIEs can only be used to settle the obligations of the consolidated VIEs and the creditors of the liabilities of the consolidated VIEs do not have recourse to the Company. The following tables provide a summary of the carrying amounts of the assets and liabilities of the Company’s consolidated VIEs at each of the balance sheet dates:

	At December 31, 2019
(in thousands)	Laureate	Smith	Saunders	Total
Assets
Cash and cash equivalents	$46	$1	$—	$47
Premiums, commissions and fees receivable, net	—	44	31	75
Total current assets	46	45	31	122
Property and equipment, net	31	—	—	31
Other assets	5	—	2	7
Total assets	$82	$45	$33	$160
Liabilities
Premiums payable to insurance companies	$3	$—	$3	$6
Producer commissions payable	2	5	8	15
Accrued expenses and other current liabilities	4	25	—	29
Total liabilities	$9	$30	$11	$50

	At December 31, 2018
(in thousands)	TVIP	iPEO	Laureate	Smith	Saunders	Total
Assets
Cash and cash equivalents	$770	$1	$25	$—	$—	$796
Premiums, commissions and fees receivable, net	1,171	2,725	—	—	6	3,902
Prepaid expenses and other current assets	50	14	5	—	—	69
Due from related parties	—	—	13	—	—	13
Total current assets	1,991	2,740	43	—	6	4,780
Property and equipment, net	74	—	41	—	—	115
Other assets	2	—	—	—	—	2
Goodwill	4,035	—	—	—	—	4,035
Total assets	$6,102	$2,740	$84	$—	$6	$8,932
Liabilities
Premiums payable to insurance companies	$29	$2,043	$—	$—	$6	$2,078
Producer commissions payable	227	282	—	5	—	514
Accrued expenses and other current liabilities	316	2	1	1	—	320
Total liabilities	$572	$2,327	$1	$6	$6	$2,912

6. Revenue
The following table provides disaggregated commissions and fees revenue by major source:

	For the Years Ended December 31,
(in thousands)	2019	2018
Direct bill revenue (1)	$70,835	$52,210
Agency bill revenue (2)	43,619	17,967
Profit-sharing revenue (3)	9,598	6,007
Policy fee and installment fee revenue (4)	8,154	—
Consulting and service fee revenue (5)	2,709	2,660
Other income (6)	2,926	1,036
Total commissions and fees	$137,841	$79,880
__________

(1)
Direct bill revenue represents commission revenue earned by facilitating the arrangement between individuals or businesses and Insurance Company Partners to provide insurance placement services to Clients, primarily for private risk management, commercial risk management, employee benefits and Medicare insurance types.

(2)
Agency bill revenue primarily represents commission revenue earned by facilitating the arrangement between individuals or businesses and Insurance Company Partners to provide insurance placement services to Clients. The Company acts as an agent on behalf of the Client for the term of the insurance policy.

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
The application of Topic 606 requires the use of management judgment. The following are the areas of most significant judgment as it relates to Topic 606:

•
The Company considers the policyholders as representative of its customers in the majority of contractual relationships, with the exception of contracts in its Medicare operating segment, where the Insurance Company Partner is considered its customer.

•
Contracts in the Medicare operating segment are multi-year arrangements in which BRP is entitled to renewal commissions. However, the Company has applied a constraint to renewal commission that limits revenue recognized on new policies to the policy year in effect, and revenue recognized on renewed policies to the receipt of periodic cash, when a risk of significant reversals exists based on: (i) insufficient history; and (ii) the influence of external factors outside of the Company’s control including policyholder discretion over plans and Insurance Company Partner relationship, political influence, and a contractual provision, which limits the Company’s right to receive renewal commissions to ongoing compliance and regulatory approval of the relevant Insurance Company Partner and compliance with the Centers for Medicare and Medicaid Services (CMS).

•
The Company recognizes separately contracted commissions revenue at the effective date of insurance placement and considers any ongoing interaction with the customer to be immaterial in the context of the contract.

•	Variable consideration includes estimates of direct bill commissions, a reserve for policy cancellations and an estimate of profit-sharing income.

•
Costs to obtain a contract are deferred and recognized over a five-year period, which represents management’s estimate of the average period over which a Client maintains its initial coverage relationship with the original Insurance Company Partner.

•
Due to the relatively short time period between the information gathering phase and binding insurance coverage, the Company has determined that costs to fulfill contracts are not significant. Therefore, costs to fulfill a contract are expensed as incurred.

7. Contract Assets and Liabilities
Contract assets arise when the Company recognizes revenue for amounts which have not yet been billed and contract liabilities relate to payments received in advance of performance under the contract before the transfer of a good or service to the customer. Contract assets are included in premiums, commissions and fees receivable, net and contract liabilities are included in accrued expenses and other current liabilities on the consolidated balance sheets. The balances of contract assets and liabilities arising from contracts with customers were as follows:

	December 31,
(in thousands)	2019	2018
Contract assets	$47,337	$20,672
Contract liabilities	5,349	1,450
During the year ended December 31, 2019, the Company recognized revenue of $1.5 million related to the contract liabilities balance at December 31, 2018.
8. Deferred Commission Expense
The Company pays an incremental amount of compensation in the form of producer commissions on new business. In connection with the adoption of ASC Topic 340, Other Assets and Deferred Costs, on January 1, 2018, these incremental costs are deferred and amortized over five years. Deferred commission expense represents employee commissions that are capitalized and not yet expensed.
The table below provides a rollforward of deferred commission expense, which is included as a component of other assets on the balance sheets:

	For the Years Ended December 31,
(in thousands)	2019	2018
Balance at beginning of year	$2,882	$—
Adoption of ASC Topic 340	—	1,927
Costs capitalized	1,777	1,653
Amortization	(1,038)	(698)
Balance at end of year	$3,621	$2,882
9. Property and Equipment, Net
Property and equipment, net consists of the following:

	December 31,
(in thousands)	2019	2018
Office and computer equipment	$2,496	$1,612
Furniture	1,756	1,629
Leasehold improvements	1,006	888
Construction in process	566	—
Building	400	400
Website development	154	154
Land	100	100
Vehicle	29	29
Total property and equipment	6,507	4,812
Less: accumulated depreciation	(3,185)	(2,664)
Property and equipment, net	$3,322	$2,148

Depreciation expense recorded for property and equipment was $542,000 and $508,000 for the years ended December 31, 2019 and 2018, respectively.
10. Intangible Assets, Net and Goodwill
The Company recognizes certain separately identifiable intangible assets acquired in connection with business combinations and asset acquisitions. The Company had two transactions that were accounted for as asset acquisitions during the year ended December 31, 2019 in which substantially all the fair value of the gross assets acquired of $695,000 was concentrated in purchased customer accounts. Refer to Note 4 for a summary of intangible assets acquired in connection with business combinations during the year ended December 31, 2019. Intangible assets consist of the following:

	December 31, 2019			December 31, 2018
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Purchased customer accounts	66,987	$(9,474)	$57,513	$33,292	$(4,372)	$28,920
Software	30,590	(5,070)	25,520	570	(495)	75
Carrier relationships	7,200	(170)	7,030	—	—	—
Trade names	2,613	(226)	2,387	792	(43)	749
Totals	$107,390	$(14,940)	$92,450	$34,654	$(4,910)	$29,744
Amortization expense recorded for intangible assets was $10.0 million and $2.6 million for the years ended December 31, 2019 and 2018, respectively.
Future annual estimated amortization expense over the next five years for intangible assets is as follows (in thousands):

For the Years Ending December 31,	Amortization
2020	$12,018
2021	12,219
2022	12,473
2023	12,283
2024	7,143
Refer to Note 4 for a summary of goodwill recorded in connection with business combinations during the year ended December 31, 2019. The changes in carrying value of goodwill by reportable segment for the period are as follows:

(in thousands)	Middle Market	Specialty	MainStreet	Medicare	Total
Balance at December 31, 2017	$1,001	$—	$13,923	$12,531	$27,455
Goodwill of acquired businesses	24,860	9,951	3,498	—	38,309
Balance at December 31, 2018	25,861	9,951	17,421	12,531	65,764
Goodwill of acquired businesses	27,071	50,164	21,471	—	98,706
Balance at December 31, 2019	$52,932	$60,115	$38,892	$12,531	$164,470

11. Other Assets
Other assets consist of the following:

	December 31,
(in thousands)	2019	2018
Deferred commission expense	$3,621	$2,882
Deferred financing costs, net	1,345	590
Investment in business venture	200	—
Deposits	434	103
Other assets	$5,600	$3,575
12. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	December 31,
(in thousands)	2019	2018
Contract liabilities	$5,349	$1,450
Accrued expenses	2,532	575
Accrued compensation and benefits	4,162	2,002
Accrued interest	71	188
Other	220	1,032
Accrued expenses and other current liabilities	$12,334	$5,247
13. Other Liabilities
Other liabilities consist of the following:

	December 31,
(in thousands)	2019	2018
Advisor incentive liabilities	$2,017	$2,348
Participation unit ownership plan liabilities	—	262
Other liabilities	$2,017	$2,610
Advisor Incentive Agreements
Prior to the Reorganization Transactions, the Company entered into advisor incentive agreements with several of its high-performing Risk Advisors to incentivize them to grow their book of business by issuing advisor incentive rights. The incentive rights could be converted to LLC Units after the achievement of certain milestones, subject to approval at the discretion of management.
Certain Risk Advisors were deemed probable of meeting the performance condition after having achieved the first milestone related to their advisor incentive agreements. On a quarterly basis thereafter, the Company estimated the fair value of each advisor’s book of business and recorded compensation expense and an increase to the advisor incentive liability. The Company recognized compensation expense related to advisor incentives of $1.1 million and $1.2 million for the years ended December 31, 2019 and 2018, respectively.
In conjunction with the Reorganization Transactions, the Company exchanged $2.2 million of its obligation related to advisor incentive liabilities for 204,807 restricted shares of Class A common stock issued under the Company’s Omnibus Incentive Plan. The Company established stockholder notes receivable of $452,000 for the remaining deposit buy-in amounts due from the advisors and relieved advisor incentive liabilities for $2.2 million with an offset to additional paid-in capital of $2.6 million.

Under an agreement with one of its Risk Advisors, the Company has an obligation to purchase the advisor’s book of business upon certain termination events and for which the Company has recorded an advisor incentive liability for the expected buyout amount. The change in value of the related advisor incentive liability resulted in compensation expense of $421,000 and $821,000 for the years ended December 31, 2019 and 2018, respectively, which is included in total compensation expense related to advisor incentives discussed above. Although all remaining advisors exchanged their advisor incentive rights into common stock in connection with the Reorganization Transactions as discussed above, this Risk Advisor chose not to convert his incentive rights into common stock of BRP Group. As a result, this advisor’s incentive liability remains outstanding at December 31, 2019 and the Company will continue to estimate the fair value of the expected buyout amount each reporting period until a termination event occurs.
Participation Unit Ownership Plan Liabilities
The Company issued 11,700 and 14,000 participation units to Colleagues during the years ended December 31, 2019 and 2018. The Company recognized compensation expense related to the issuance of these units of approximately $50,000 and $158,000 for the years ended December 31, 2019 and 2018, respectively. At December 31, 2018, the Company had a total of 43,689 participation units outstanding and a liability related to these participation units of approximately $262,000. No participation units vested during the years ended December 31, 2019 and 2018.
In conjunction with the Reorganization Transactions, the Company’s obligation under the Participation Plan of $311,000 was exchanged for 22,243 restricted shares of Class A common stock issued under the Company’s Omnibus Incentive Plan, which resulted in an offset to additional paid-in capital of $311,000.
14. Long-Term Debt
At December 31, 2017, the Company had outstanding borrowings under an amended and restated credit agreement with Cadence Bank, N.A. (as subsequently amended and restated, the “JPMorgan Credit Agreement”), which provided for a $3.0 million term loan (the “Term Loan”), of which the full principal amount was previously advanced, a $2.0 million revolving credit facility to be used for working capital purposes (the “Working Capital Line”) and a $20.0 million revolving credit facility to be used for acquisition purposes (the “Acquisitions Line” and collectively with the Working Capital Line, the “Revolving Lines of Credit”) due in May 2023.
On May 31, 2018, the Company entered into the second amendment to the JPMorgan Credit Agreement (the “Second Amendment”) with Cadence Bank N.A. as lead arranger in a syndicated credit agreement, which provided for a $2.2 million Term Loan, of which the full principal amount was previously advanced, a $2.0 million Working Capital Line and a $50.0 million Acquisitions Line.
The Company recorded debt issuance costs related to the Second Amendment of $356,000 during the year ended December 31, 2018. The Second Amendment was accounted for as a modification of debt, and therefore, the previously unamortized debt costs continued to be amortized over the term of the new agreement.
The Term Loan required quarterly principal payments of $107,648 through the maturity date in May 2023, at which time all remaining unpaid amounts were due. The Revolving Lines of Credit required monthly interest payments. Interest was payable monthly based on London Interbank Offered Rate (“LIBOR”) plus an applicable margin. The applicable interest rate was 6.00% at December 31, 2018. In addition, any unused commitment on the Revolving Lines of Credit accrued a commitment fee of 0.25% per annum. The balance of the Term Loan, Working Capital Line and Acquisitions Line was $1.9 million, $0.5 million and $33.4 million, respectively, at December 31, 2018.
On March 13, 2019, the Company entered into the third amended and restated JPMorgan Credit Agreement (the “Third Amendment”), which (i) increased the borrowing capacity of the Acquisitions Line to $103.0 million; (ii) increased the outstanding balance of the Acquisitions Line by $50.8 million; (iii) paid off the outstanding balance of the Term Loan with funds from the Acquisitions Line; and (iv) extended the maturity date on the Revolving Lines of Credit to March 13, 2024. The remaining terms of the JPMorgan Credit Agreement remained substantially unchanged.
The Company recorded debt issuance costs related to the Third Amendment of $775,000 during the year ended December 31, 2019. The Third Amendment was accounted for as a partial extinguishment and partial modification at the individual tranche and syndicated lender level. Most of the previously unamortized deferred financing costs continued to be amortized over the term of the new agreement. The Company recorded a loss on extinguishment of debt related to the Third Amendment of $115,000 during the year ended December 31, 2019.

On September 21, 2019, the Company executed the first amendment to the Third Amendment (“Amendment No. 1”), which became effective concurrent with the Initial Public Offering and resulted in a borrowing capacity of $10.0 million for the Working Capital Line and $115.0 million for the Acquisitions Line. Amendment No. 1 also extended the maturity date of the JPMorgan Credit Agreement to October 28, 2024.
The Company recorded debt issuance costs related to Amendment No. 1 of $179,000 during the year ended December 31, 2019. Amendment No. 1 was accounted for as a partial extinguishment and partial modification at the individual tranche and syndicated lender level. Most of the previously unamortized deferred financing costs continued to be amortized over the term of the new agreement. The Company recorded a loss on extinguishment of debt related to Amendment No. 1 of $260,000 during the year ended December 31, 2019.
On November 25, 2019, the Company repaid a portion of the Revolving Lines of Credit in the amount of $65.0 million, which resulted in remaining borrowing capacity of $85.0 million under the JPMorgan Credit Agreement.
On December 19, 2019, the Company executed the fourth amended and restated JPMorgan Credit Agreement (the “Fourth Amendment”), which (i) replaced the existing Revolving Lines of Credit with a revolving credit commitment (the “Revolving Credit Commitment”) with an aggregate borrowing capacity of $225.0 million, of which no more than $65.0 million is available for working capital purposes and the entirety of which is available to fund acquisitions permitted under the JPMorgan Credit Agreement; (ii) replaced Cadence Bank, N.A. as existing agent with JPMorgan Chase Bank, N.A. as successor agent and lead arranger; and (iii) changed the maturity date of the JPMorgan Credit Agreement to September 23, 2024. The facility also has an accordion feature that allows the Company to increase the aggregate borrowing capacity to $300.0 million, which we utilized by entering into the Incremental Facility Amendment No. 1 to the JP Morgan Credit Agreement on March 12, 2020.
The Company recorded debt issuance costs related to the Fourth Amendment of $541,000 during the year ended December 31, 2019. The Fourth Amendment was accounted for as a partial extinguishment and partial modification at the individual tranche and syndicated lender level. Most of the previously unamortized deferred financing costs continued to be amortized over the term of the new agreement. The Company recorded a loss on extinguishment of debt related to the Fourth Amendment of $167,000 during the year ended December 31, 2019.
The outstanding balance of the Revolving Credit Commitment was $40.4 million at December 31, 2019.
The Revolving Credit Commitment is collateralized by a first priority lien on substantially all the assets of the Company, including a pledge of all equity securities of each of its subsidiaries. The interest rate of the Revolving Credit Commitment is based on, depending on the type of loan, the Eurodollar rate or the Alternative Based Rate, plus in each case, a margin based on Total Leverage Ratio (as defined in the JPMorgan Credit Agreement) as set forth in the pricing grid below, provided that under no circumstances will the LIBO Rate (as defined in the JPMorgan Credit Agreement) used in the determination of the Eurodollar rate be less than 0.00% or the Alternate Base Rate be less than 1.00%:

Total Net Leverage Ratio	Applicable Margin for Eurodollar Loans	Applicable Margin for Alternate Base Rate Loans	Commitment Fee on Unfunded Commitments
< 2.50x	200 bps	100 bps	25 bps
≥ 2.50x < 3.00x	225 bps	125 bps	30 bps
≥ 3.00x < 3.75x	250 bps	150 bps	35 bps
≥ 3.75x	300 bps	200 bps	40 bps
At December 31, 2019, the variable rate in effect for the JPMorgan Credit Agreement was LIBOR due to a repricing option and the applicable interest rate on the Revolving Credit Commitment was 3.81%.
The JPMorgan Credit Agreement requires the Company to meet certain financial covenants and comply with customary affirmative and negative covenants as listed in the underlying agreement. The Company was in compliance with these covenants at December 31, 2019.
15. Mezzanine Equity
Redeemable members’ capital and redeemable noncontrolling interest are classified in mezzanine equity on the Company’s consolidated balance sheets. Redeemable members’ capital is comprised of the voting common units of BRP’s two minority holders and Holding Company of the Villages, Inc. (“Villages”) as discussed below.

Redeemable Members’ Capital
Voting Common Units of Two Minority Founders
Voting Common Units of two minority founders (“Minority Founders’ Units”) require redemption upon death; however, the controlling founder has the unilateral right to effect a change in control with drag-along rights that terminate the redemption provision. The Company has concluded that the controlling founder’s rights represent a conditional future event that scopes the Minority Founders’ Units out of the guidance pertaining to mandatorily redeemable instruments; thus, the Minority Founders’ Units are presented as redeemable members’ capital.
The Minority Founders’ Units also contain certain put and call rights in conjunction with termination at the greater of fair value or a floor, as defined in the Operating Agreement. The Minority Founders’ Units are reported at estimated redemption value in redeemable members’ capital and are measured as the greater of estimated fair value at the end of each reporting period or the historical cost basis of the redeemable common units adjusted for cumulative earnings or loss allocations.
During March 2019, the Company repurchased 595,780 Minority Founders’ Units for $12.5 million.
In conjunction with the Reorganization Transactions as discussed in Note 3, the Company executed its call rights for the Minority Founders’ Units, which were converted into permanent equity consisting of 5,701,107 shares of Class B common stock and LLC Units.
Villages Voting Common Units
The Company issued 293,660 and 261,604 Voting Common Units to Villages during the years ended December 31, 2019 and 2018, respectively (see Note 18). In accordance with the Company’s Operating Agreement, a Member may transfer all or any of its units to a Permitted Transferee, as defined by the Operating Agreement, without the prior written consent of Common Members. Villages transferred 293,660 and 261,604 Voting Common Units to a Permitted Transferee during the years ended December 31, 2019 and 2018, respectively. Transfers to any other individual not defined as a Permitted Transferee must be approved by written consent of the Common Members.
Villages holds certain put rights and the Company holds certain call rights with respect to Voting Common Units (“Villages’ Units”) issued in connection with the Company’s non-revolving loan with Villages (“Related Party Debt”), which is described in Note 18.
Villages had the right to require the Company to redeem all, but not less than all, of the Villages’ Units and its Permitted Transferees, as defined by the agreement, by sending a written notice of exercise of such option to the Company. Villages’ put right can be redeemed at any time after the later of the maturity date of the Related Party Debt (April 2024) or sixty-six months after the date of the agreement (October 2021). In the event that the Related Party Debt is prepaid in full prior to the scheduled maturity date, the date of such prepayment shall be deemed to be the maturity date.
The Company had the right to redeem all (but not less than all) of Villages’ Units by sending a written notice of exercise of such option to the Company, provided that the Company has or can obtain the financial resources to pay the entire purchase price for Villages’ Units in cash at the closing of the purchase and sale. The Company’s call right can be redeemed at any time after the later of the date that all outstanding principal, accrued interest and all other charges due under the Related Party Debt are paid in full or sixty-six months after the date of the agreement (October 2021).
In each event, the purchase price for Villages’ Units shall be the fair market value as of the date that such option was exercised.
In conjunction with the Reorganization Transactions, the Company executed its call rights for the Villages Units, which were converted into permanent equity consisting of 3,077,559 shares of Class B common stock and LLC Units.
Redeemable Noncontrolling Interest
Sean D. Ryan, Gagnon and AHI Members, W. David Cox and Michael P. Ryan, Wentzell, Chris Black, Montoya & Associates, and AB Holdco (each a “Rollover Member” and collectively, the “Rollover Members”) held certain put rights and the Company holds certain call rights with respect to Non-Voting Common Units issued to Rollover Members (“Rollover Members’ Units”) in connection with business acquisitions.

Each Rollover Member, other than W. David Cox and Michael P. Ryan, had the right to require the Company to redeem all (but not less than all) of the Rollover Members’ Units, by sending a written notice of exercise of such option to the Company. Rollover Members W. David Cox and Michael P. Ryan had the right to require the Company to redeem all or any portion of the Rollover Members’ Units under the same circumstances. The Rollover Members’ put rights could be redeemed at any time after forty-eight months from the date of the respective agreement for all Rollover Members other than Chris Black, Montoya & Associates, and AB Holdco for which the put rights can be redeemed at up to 25% per year for each of the four years after forty-eight months from the date of the respective agreement.
The Company had the right to redeem all (but not less than all) of the Rollover Members’ Units by sending a written notice of exercise of such option to the Rollover Member, provided that the Company has or can obtain the financial resources to pay the entire purchase price for the Rollover Member’s Units in cash at the closing of the purchase and sale. The Company’s call right could be redeemed at any time after the earlier of a termination event, as defined in the agreement, or forty-eight months after the date of the respective agreement.
In each event, the purchase price for the Rollover Members’ Units was the fair market value as of the date that such option was exercised, excluding any discount for lack of marketability or lack of control.
In conjunction with the Reorganization Transactions as discussed in Note 3, the Company executed its call rights for the majority of the Rollover Members’ Units, which were converted into permanent equity consisting of 9,615,911 shares of Class B common stock and LLC Units. Rollover Members equity holdings held by Smith and Saunders, two of the Company’s VIEs, were not converted to permanent equity and remain redeemable and a component of redeemable noncontrolling interest subsequent to the conversion. All put rights no longer exist; however, some of these LLC Units and Class B common stock are not eligible to be converted into A shares until certain time has passed since the initial acquisition.
16. Members’ Equity (Deficit) and Noncontrolling Interest
At December 31, 2018, members’ equity (deficit) included Voting Common Units of the majority founder, Management Incentive Units and certain noncontrolling interests without redemption rights. Management Incentive Units are discussed in Note 19.
Voting Common Units
Voting Common Units held by the majority founder (“Majority Founder’s Units”) are presented as a component of members’ deficit on the consolidated balance sheets. The Company may issue, and a Member may own, one or more classes of units. A Member is defined as any person on record as the owner of one or more units.
In conjunction with the Reorganization Transactions as discussed in Note 3, the Majority Founder’s Units were converted into 18,933,907 shares of Class B common stock and LLC Units.
Noncontrolling Interest
Non-Voting Common Units are non-voting units issued to Risk Advisors upon achievement of certain milestones in accordance with advisor incentive agreements or to Partners in connection with business acquisitions. Transfers of Non-Voting Common Units to any other individual must be approved by written consent of the Common Members. Non-Voting Common Units are classified as noncontrolling interest in the consolidated balance sheet.
During 2018, a Risk Advisor contributed capital to BKS in connection with certain business combinations and was issued an additional 6,765 Non-Voting Common Units.
During May 2019, a member of senior management exercised his option to purchase 61,982 Non-Voting Common Units of BRP for $612,000.
In conjunction with the Reorganization Transactions as discussed in Note 3, the majority of Non-Voting Common Units were converted into permanent equity consisting of 232,596 shares of Class B common stock and LLC Units. Non-Voting Common Units held by Laureate, a VIE, were not converted to permanent equity, and therefore, remain a component of redeemable noncontrolling interest subsequent to the reorganization.

17. Stockholders’ Equity and Noncontrolling Interest
Capital Stock
BRP Group’s certificate of incorporation authorized capital stock consisting of 300,000,000 shares of Class A common stock with a par value $0.01 per share, 50,000,000 shares of Class B common stock with a par value of $0.0001 per share, and 50,000,000 shares of preferred stock with a par value of $0.01 per share.
The following table shows a rollforward of our common stock outstanding since the Initial Public Offering:

	Class A Common Stock	Class B Common Stock
Shares issued at October 28, 2019	—	—
Shares issued to the public in the Initial Public Offering	18,859,300	—
Shares issued for the Voting Common Units of two minority founders	—	5,701,107
Shares issued in exchange for Villages Units	—	3,077,559
Shares issued in exchange for Rollover Members’ Units	—	9,615,911
Shares issued for Majority Founder’s Units	—	18,933,907
Shares issued for Non-Voting Common Units	—	232,596
Shares issued for Management Incentive Units	—	5,627,155
Restricted stock grants in connection with Initial Public Offering	500,930	—
Restricted stock grants subsequent to the Initial Public Offering	2,754	—
Shares issued to executive officer	—	69,503
Shares issued at December 31, 2019	19,362,984	43,257,738
Class A Common Stock
Shareholders of BRP Group’s Class A common stock are entitled to one vote for each share held of record on all matters on which stockholders are entitled to vote generally, including the election or removal of directors, although they do not have cumulative voting rights in the election of directors. Shareholders of Class A common stock are entitled to receive dividends when and if declared by our board of directors, subject to any restrictions on the payment of dividends.
Upon our liquidation, dissolution or winding up and after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the shareholders of Class A common stock will be entitled to receive pro rata our remaining assets available for distribution.
Class B Common Stock
Each share of Class B common stock entitles the stockholder to one vote per share on all matters submitted to a vote of our stockholders. If at any time the ratio at which LLC Units are redeemable or exchangeable for shares of Class A common stock changes from one-for-one, the number of votes to which Class B common stockholders are entitled will be adjusted accordingly. Class B common stockholders do not have cumulative voting rights in the election of directors.
Except for transfers to us pursuant to the Amended LLC Agreement or to certain permitted transferees, the holders of LLC Units are not permitted to sell, transfer or otherwise dispose of any LLC Units or shares of Class B common stock. Stockholders of Class B common stockholders will vote together with Class A common stockholders as a single class on all matters on which stockholders are entitled to vote generally, except as otherwise required by law.
Class B common stockholders do not have any right to receive dividends or to receive a distribution upon a liquidation or winding up of BRP Group, Inc. Pursuant to the Stockholders Agreement, the approval of the Pre-IPO LLC Members, is required for substantially all transactions and other matters requiring approval by our stockholders, in addition to other matters such as changing the number of directors on the board, changing the jurisdiction of incorporation, changing the location of the Company’s headquarters, changing the name of the Company, amendments to governing documents, adopting a shareholder rights plan and any changes to the Company’s fiscal year or public accountants. Approval by the Pre-IPO LLC Members is required for any changes to the strategic direction or scope of BRP Group’s and BRP’s business and the hiring and termination of our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Chief Partnership Officer or other change to senior management or key employees (including terms of compensation).

Noncontrolling Interest
In connection with the Initial Public Offering and the Reorganization Transactions, BRP Group became the sole managing member of BRP. As a result, BRP Group began consolidating BRP in its consolidated financial statements as of the closing date of the Initial Public Offering, resulting in a noncontrolling interest related to the LLC Units held by BRP’s members on its consolidated financial statements. Noncontrolling interest previously represented Partners’ equity interests in underlying subsidiaries. Refer to Note 3 for additional information regarding the Reorganization Transactions’ effect on equity.
Under the Amended LLC Agreement, BRP’s LLC Members have the right, from and after the completion of the Initial Public Offering (subject to the terms of the Amended LLC Agreement), to require BRP Group to redeem all or a portion of their LLC Units for, at BRP Group’s election, newly-issued shares of Class A common stock on a one-for-one basis or a cash payment equal to the volume weighted average market price of one share of BRP Group’s Class A common stock for each LLC Unit redeemed. Additionally, in the event of a redemption request by a BRP LLC Member, BRP Group may, at its option, effect a direct exchange of cash or Class A common stock for LLC Units in lieu of such a redemption. Shares of Class B common stock will be canceled on a one-for-one basis if BRP Group, at the election of a BRP LLC Member, redeems or exchanges LLC Units of such BRP LLC Member pursuant to the terms of the Amended LLC Agreement. Except for transfers to BRP Group pursuant to the Amended LLC Agreement or to certain permitted transferees, BRP’s LLC Members are not permitted to sell, transfer or otherwise dispose of any LLC Units or shares of Class B common stock.
The following table summarizes the ownership interest in BRP as of December 31, 2019:

	Units	Percentage
Interest in BRP held by BRP Group	19,362,984	31%
Noncontrolling interest in BRP held by BRP’s LLC Members	43,257,738	69%
Total	62,620,722	100%
18. Related Party Transactions
Several of the Reorganization Transactions discussed previously in these notes to consolidated financial statements are related party transactions entered into between the Company and its equity holders and employees. Refer to Note 3 for additional information regarding the Reorganization Transactions.
Due from Related Parties
Due from related parties totaling $43,000 and $117,000 at December 31, 2019 and 2018, respectively, consists of amounts due from related party entities in connection with newly formed partnerships.
Villages Transactions
Related Party Debt
During April 2016, the Company entered into the Villages Credit Agreement, which provided for a $100.0 million non-revolving line of credit (“Related Party Debt”) with Holding Company of the Villages, Inc. (“Villages”). The Related Party Debt required quarterly interest payments at a fixed rate per annum of 6.5% beginning July 1, 2016 and continuing on the first day of each calendar quarter thereafter until maturity in April 2023. The agreement required that the Company issue Voting Common Units to Villages upon closing and concurrently with each additional advance made after the closing date. Advances on the Related Party Debt were to be made solely to finance permitted acquisitions or for general working capital purposes. The outstanding balance of the Related Party Debt was $36.9 million at December 31, 2018.
The Villages Credit Agreement required that the Company issue Voting Common Units to Villages concurrently with each additional advance made on the non-revolving line of credit. The Company issued 261,604 units at a share price of $11.50 in connection with these advances during the year ended December 31, 2018 based on the most recent Company valuation. The issuance of these Voting Common Units is reflected in redeemable members’ capital in the accompanying consolidated statements of members’ equity (deficit) and mezzanine equity at December 31, 2018. Total expense incurred related to the issuance of these Voting Common Units was $3.0 million for the year ended December 31, 2018. This expense is included in interest expense in the consolidated statements of comprehensive income (loss) as the issuance most closely represented fees paid to Villages as a replacement for a debt discount.

During March 2019, the Company amended and restated the Villages Credit Agreement, which (i) increased the principal borrowing amount of the Related Party Debt to $125.0 million, (ii) increased the interest rate to a fixed rate of 8.75% per annum, and (iii) changed the maturity date to September 2024. As consideration for the increase in the interest rate, the Company was no longer required to issue additional Voting Common Units to Villages upon the closing of each additional advance.
In addition, the Company issued 293,660 Voting Common Units with a share price of $18.76 to Villages on the closing date as consideration for the additional borrowing capacity. The Company recorded $5.5 million of noncash debt issuance costs related to the issuance of these Voting Common Units during the year ended December 31, 2019 as these Voting Common Units were issued as consideration for the refinancing. The Company also recorded an additional $1.7 million of debt issuance costs in connection with the refinancing during the year ended December 31, 2019. The refinancing did not qualify for extinguishment, and therefore, the previously unamortized deferred financing costs continued to be amortized over the term of the new agreement.
On October 28, 2019, BRP used a portion of the proceeds it received from the sale of LLC Units to BRP Group in connection with the Initial Public Offering to repay in full the outstanding indebtedness and accrued interest under the Villages Credit Agreement in the amount of $89.0 million and concurrently terminated the Villages Credit Agreement. The Company recorded a loss on debt extinguishment of $6.2 million in connection therewith during the year ended December 31, 2019.
The Company recorded interest expense related to quarterly interest payments to Villages of $4.9 million and $1.8 million for the years ended December 31, 2019 and 2018, respectively.
Commission Revenue
The Company serves as a broker for Villages. Commission revenue recorded as a result of these transactions was $1.3 million and $1.4 million for the years ended December 31, 2019 and 2018, respectively.
Rent Expense
The Company has various agreements to lease office space from wholly-owned subsidiaries of Villages. Rent expense ranges from approximately $2,000 to $12,500 per month, per lease. Lease agreements expire on various dates through 2023. Total rent expense incurred with respect to Villages and its wholly-owned subsidiaries was $499,000 and $493,000 for the years ended December 31, 2019 and 2018, respectively.
Other Commission Revenue
The Company serves as a broker for certain entities in which a member of our board of directors has a material interest. Commission revenue recorded as a result of these transactions was $238,000 and $255,000 for the years ended December 31, 2019 and 2018, respectively.
Other Rent Expense
The Company has various agreements to lease office space from other related parties. Rent expense ranges from approximately $1,000 to $21,000 per month, per lease. Lease agreements expire on various dates through 2029. Total rent expense incurred with respect to related parties other than Villages was $761,000 and $422,000 for the years ended December 31, 2019 and 2018, respectively.
19. Share-Based Compensation
Management Incentive Units
Management Incentive Units (“MIUs”) are non-voting units issued to certain senior management. Issuances can vest immediately or be subject to vesting terms according to time-based benchmarks or performance-based benchmarks that vary between issuance. MIUs are forfeited if certain vesting provisions are not met. Certain MIUs participate in distributions from the date of issuance while other MIUs were issued at a profits interest and therefore only participate in distributions in the event of liquidation. For the MIUs that management has deemed not probable of vesting, no share-based compensation expense is recorded.

The following table summarizes the activity for awards granted by the Company under the MIU Plan:

	Shares	Weighted-Average Grant-Date Fair Value Per Share	Weighted-Average Contractual Term (in years)
Outstanding at January 1, 2018	376,520	$2.20	0.98
Granted	343,660	4.18
Outstanding at December 31, 2018	720,180	3.15	1.90
Granted	475,900	7.34
Forfeited	(40,000)	2.97
Exchanged for options	(10,000)	2.97
Exchanged for Class B common stock	(1,146,080)	4.90
Outstanding at December 31, 2019	—	—	—
The Company recorded compensation expense related to MIUs of $1.9 million and $309,000 for the years ended December 31, 2019 and 2018, respectively, which is included in commissions, employee compensation and benefits in the consolidated statements of comprehensive income (loss). The compensation expense recorded for the year ended December 31, 2019 includes $1.1 million associated with certain awards for which the vesting was accelerated in connection with the successful Initial Public Offering,
In conjunction with the Reorganization Transactions, MIUs were converted to 5,627,155 restricted shares of Class B common stock and LLC Units, which contain identical vesting conditions to the original MIU issuances.
There were 2,504,341 Class B shares related to the MIU Plan that were fully vested upon the issuance and another 1,165,586 shares that vested by December 31, 2019. The following table summarizes the number of non-vested shares of Class B common stock related to the MIU Plan that are expected to vest in each of the following years:

For the Years Ending December 31,	Class B Shares
2020	609,500
2021	466,279
2022	451,222
2023	430,227
Valuation Assumptions
The fair value of each time-based and performance-based MIUs is estimated on the grant date using the Black-Scholes Model using the assumptions noted in the following table. Expected volatility is based on the historical volatility of a peer group of public and private companies. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The assumptions noted in the table below represent the weighted average of each assumption for each grant during the year.

	For the Years Ended December 31,
	2019	2018
Expected volatility	26.1%	26.0%
Expected dividend yield	0.2%	—%
Expected life (in years)	7.0	7.0
Risk-free interest rate	3.1%	3.2%
For certain MIUs granted in May and September 2019, the individuals are not entitled to dividends and therefore, an estimated dividend yield rate of 1.2% and 1.4%, respectively, was applied as management’s best estimate of future dividends based on projections and industry data.

Omnibus Incentive Plan
On October 24, 2019, the Company adopted the BRP Group, Inc. Omnibus Incentive Plan (the “Omnibus Plan”) to motivate and reward employees (“Colleagues”) and other individuals to perform at the highest level and contribute significantly to the Company’s success, thereby furthering the best interests of BRP Group’s shareholders. The Omnibus Plan permits the grant of stock options (both nonqualified and incentive stock options), stock appreciation rights (the “SARs”), restricted stock awards, restricted stock unit awards, or RSUs, performance awards, other cash-based awards and other stock-based awards to the Company’s officers, employees, non-employee directors and consultants and advisors. Such awards may be for partial-year, annual or multi-year periods.
The Omnibus Plan provides for the Company to make awards of 696,000 shares of Class A common stock at December 31, 2019. The number of shares of Class A common stock reserved for issuance will increase automatically on the first day of each fiscal year by the lesser of (i) 2% of outstanding shares of Class A common stock and Class B common stock on the last day of the immediately preceding fiscal year and (ii) such number of shares as determined by BRP Group’s board of directors. In accordance therewith, the number of authorized shares of Class A common stock reserved for issuance under the plan increased by 1,252,414 shares at January 1, 2020.
The Omnibus Plan is administered by the Compensation Committee, the majority of the members of which are independent members of the Board of Directors. Under the Omnibus Plan, the aggregate value of all compensation paid to a non-employee director under the plan in any calendar year may not exceed $250,000. Each contractual term of an option granted is fixed by the Compensation Committee, and except for limited circumstances, the term cannot exceed ten years from the grant date. Restricted stock awards, RSUs and performance-share awards have a vesting period as defined by the applicable award agreement.
At December 31, 2019, there were 192,316 shares underlying the Omnibus Plan that were authorized, but not yet granted. The Company issues new shares of Class A common stock upon the exercise of stock options, the vesting of RSUs and performance shares and the grant of restricted stock awards.
In connection with the Initial Public Offering, BRP Group granted an aggregate of 273,880 shares of restricted stock under the Omnibus Plan to its Colleagues, subject to four-year cliff vesting. These grants are one-time grants solely related to the Initial Public Offering. In addition and as discussed further in Note 3, the Company issued 204,807 and 22,243 shares of restricted stock in connection with settling its obligations under the Advisor Incentive Plan and the Participation Plan, respectively. The Advisor Incentive Plan awards and the Participation Plan awards are subject to the vesting requirements of the original awards. The Company issued new shares of Class A common stock upon the grant of these restricted stock awards. Although these restricted stock awards are not fully vested, the Class A common shares are considered outstanding for purposes of these financial statements.
On December 5, 2019, the Company granted an aggregate of 2,754 shares of restricted stock under the Omnibus Plan to its non-employee directors, which vested immediately upon issuance.
The following table summarizes the activity for non-vested awards granted by the Company under the Omnibus Plan:

	Shares	Weighted-Average Grant-Date Fair Value Per Share	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic value (in thousands)
Outstanding at January 1, 2019	—
Granted	503,684	$14.00	2.52
Vested and settled	(173,440)	13.99		$—
Outstanding at December 31, 2019	330,244	14.00	3.66	677
Non-vested shares expected to vest as of December 31, 2019	258,333	14.00	3.63	530
The total fair value of shares that vested and settled during the year ended December 31, 2019 was $2.4 million.

The Company recognizes share-based compensation expense for the Omnibus Plan net of actual forfeitures. The Company recorded share-based compensation expense of $204,000 in connection with the Omnibus Plan for the year ended December 31, 2019, which is included in commissions, employee compensation and benefits expense on the consolidated statements of comprehensive income (loss). The Company had $4.0 million of total unrecognized compensation cost related to unvested shares of restricted stock at December 31, 2019, which is expected to be recognized over a weighted-average period of 3.8 years.
Issuance of Unvested Class B Shares
On December 27, 2019, the Company issued 69,503 unvested shares of Class B common stock and LLC units to an executive officer outside of the Omnibus Plan. These shares vest 20% on September 30 of each of the following five years. These Class B common shares and LLC Units have a grant-date fair value of $15.55 per share and a contractual vesting term of 4.7 years.
20. Retirement Plan
The Company sponsors a 401(k) retirement plan for Colleagues who meet specific age and service requirements. This plan allows for participants to make salary deferral contributions. Employer matching and profit-sharing contributions to this plan are discretionary. Company contributions were $700,000 and $458,000 for the years ended December 31, 2019 and 2018, respectively.
21. Income Taxes
As a result of the Initial Public Offering and the Reorganization Transactions, BRP Group became the sole managing member of BRP, which is treated as a partnership for U.S. federal, state and local income tax purposes. As a partnership, BRP is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by BRP is passed through to and included in the taxable income or loss of its partners, including BRP Group, on a pro rata basis. BRP Group is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to BRP Group’s allocable share of income of BRP.
As the Initial Public Offering occurred during the year ended December 31, 2019, and BRP Group had no business transactions or activities prior to the Initial Public Offering, no amounts related to the provision for income taxes were incurred for the period from January 1, 2019 to October 27, 2019 or for the year ended December 31, 2018.
Components of income tax expense include the following:

(in thousands)	For the Year Ended December 31, 2019
Current
Federal	$13
State and local	4
Total tax expense	$17

Income tax expense (benefit) at the Company’s effective tax rate differed from the statutory tax rate as follows:

(in thousands)	For the Year Ended December 31, 2019
Income (loss) before income taxes	$(22,437)

Noncontrolling interest	3,138
Tax provision at statutory rate (21%)	(4,712)
Effect of:
Valuation allowance	2,228
State and local income tax	(1,064)
MIU issuance	328
Meals and entertainment	79
Disability and life insurance	20
Total income tax expense	$17
The following table summarizes the components of deferred tax assets and liabilities:

(in thousands)	For the Year Ended December 31, 2019
Deferred tax assets
Investment in Partnerships	$34,729
163(j) limitation carryforward	538
Net operating loss	236
Total deferred tax assets	35,503
Valuation allowance	(35,503)
Net deferred tax assets	$—
Deferred tax balances reflect the impact of temporary differences between the carrying amount of assets and liabilities and their tax basis and are stated at the tax rates in effect when the temporary differences are expected to be recovered or settled. The Company assessed the future realization of the tax benefit of its existing deferred tax assets and concluded that it is more likely than not that all of the deferred tax assets will not be realized in the future. As a result, the Company recorded a valuation allowance of $35.5 million against its deferred tax assets at December 31, 2019.
As of December 31, 2019 and 2018, the Company has not recognized any uncertain tax positions, penalties, or interest as management has concluded that no such positions exist. The Company is subject to examination for tax years beginning with the year ended December 31, 2019. The Company is not currently subject to income tax audits in any U.S. or state jurisdictions for any tax year.
Tax Receivable Agreement
BRP intends to make an election under Section 754 of the Internal Revenue Code of 1986, as amended, and the regulations thereunder (the “Code”) effective for each taxable year in which a redemption or exchange of LLC Units and corresponding Class B common stock for shares of Class A common stock occurs. There were exchanges that occurred during 2019 that are expected to result in tax basis adjustments to the assets of BRP that will be allocated to the Company and thus produce favorable tax attributes. The anticipated tax basis adjustments are expected to reduce the amount of tax that BRP Group would otherwise be required to pay in the future. The Company has determined that it is more likely than not that these benefits will not be realized.

On October 28, 2019, BRP Group entered into the Tax Receivable Agreement with BRP’s LLC Members that provides for the payment by BRP Group to BRP’s LLC Members of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that BRP Group actually realizes as a result of (i) any increase in tax basis in BRP assets resulting from (a) acquisitions by BRP Group of BRP’s LLC Units from BRP’s LLC Members in connection with the Initial Public Offering, (b) the acquisition of LLC Units from BRP’s LLC Members using the net proceeds from any future offering, (c) redemptions or exchanges by BRP’s LLC Members of LLC Units and the corresponding number of shares of Class B common stock for shares of Class A common stock or cash or (d) payments under the Tax Receivable Agreement, and (ii) tax benefits related to imputed interest resulting from payments made under the Tax Receivable Agreement.
This payment obligation is an obligation of BRP Group, Inc. and not of Baldwin Risk Partners, LLC. For purposes of the Tax Receivable Agreement, the cash tax savings in income tax will be computed by comparing the actual income tax liability of BRP Group, Inc. (calculated with certain assumptions) to the amount of such taxes that BRP Group, Inc. would have been required to pay had there been no increase to the tax basis of the assets of Baldwin Risk Partners, LLC as a result of the redemptions or exchanges and had BRP Group, Inc. not entered into the Tax Receivable Agreement. Estimating the amount of payments that may be made under the Tax Receivable Agreement is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. While the actual increase in tax basis, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of redemptions or exchanges, the price of shares of our Class A common stock at the time of the redemption or exchange, the extent to which such redemptions or exchanges are taxable and the amount and timing of our income. The Company will account for the effects of these increases in tax basis and associated payments under the Tax Receivable Agreement arising from future redemptions or exchanges as follows:

•	record an increase in deferred tax assets for the estimated income tax effects of the increases in tax basis based on enacted federal and state tax rates at the date of the redemption or exchange;

•
to the extent it is estimated that the Company will not realize the full benefit represented by the deferred tax asset, based on an analysis that will consider, among other things, our expectation of future earnings, the Company will reduce the deferred tax asset with a valuation allowance; and

•
record 85% of the estimated realizable tax benefit (which is the recorded deferred tax asset less any recorded valuation allowance) as an increase to the liability due under the Tax Receivable Agreement and the remaining 15% of the estimated realizable tax benefit as an increase to additional paid-in capital.

All of the effects of changes in any of our estimates after the date of the redemption or exchange will be included in net income. Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income.
22. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) attributable to BRP Group, Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings (loss) per share is computed giving effect to all potentially dilutive shares of Class B common stock.
During the period presented, potentially dilutive securities include restricted stock awards and shares of Class B common stock that are convertible on a one-for-one basis into shares of our Class A common stock. The 330,244 shares of unvested restricted Class A common stock were excluded from the diluted calculation, as their inclusion would have been anti-dilutive as the Company was in a net loss position. In addition, the 43,257,738 shares of Class B common stock have been excluded in computing diluted net earnings per share because including them on an “if-converted” basis would have an anti-dilutive effect. The shares of Class B common stock do not share in the earnings or losses attributable to BRP Group, and therefore, are not participating securities. Accordingly, a separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been included.

The following is a calculation of the basic and diluted weighted-average number of shares of Class A common stock outstanding and net loss per share for the year ended December 31, 2019. The weighted average number of shares of Class A common stock outstanding is based on the actual days in which the shares were outstanding for the period from October 28, 2019 to December 31, 2019.

(in thousands, except per share data)	October 28, 2019 through December 31, 2019
Basic and diluted net loss per share:
Net loss attributable to BRP Group, Inc.	$(8,650)
Shares used for basic net loss per share:
Basic and diluted weighted-average shares of Class A common stock outstanding	17,917
Basic and diluted net loss per share	$(0.48)
23. Fair Value Measurements
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

Level 2:
Inputs to the valuation methodology are quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

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
The carrying amount of the Revolving Credit Commitment approximated fair value at December 31, 2019 as a result of the JPMorgan Credit Agreement having been amended and restated at market terms on December 19, 2019. The carrying amount of the Revolving Lines of Credit approximated fair value at December 31, 2018 due to the variable interest rate based on the LIBOR at that date.
Methodologies used for assets and liabilities measured at fair value on a recurring basis at December 31, 2019 and 2018 are based on limited unobservable inputs. These methods may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.
The following table summarizes Company’s liabilities measured at fair value on a recurring basis within each level of the fair value hierarchy:

	December 31,
(in thousands)	2019	2018
Level 3
Contingently returnable consideration	$70	$—
Level 3 Assets	$70	$—

Contingent earnout liabilities	$48,769	$9,249
Level 3 Liabilities	$48,769	$9,249

The Company’s contingently returnable consideration at December 31, 2019 represents a contingent right of return from Fiduciary Partners to reimburse the Company for a portion of the purchase price as part of the Fiduciary Partners transaction. The Company has assessed the maximum estimated refund relating to the contingently returnable consideration to be $1.3 million at December 31, 2019.
The Company measures contingently returnable consideration and contingent earnout liabilities at fair value at each reporting period using significant unobservable inputs classified within Level 3 of the fair value hierarchy. The Company uses a probability weighted value analysis as a valuation technique to convert future estimated cash flows to a single present value amount. The significant unobservable inputs used in the fair value measurements are sales projections over the earnout period, and the probability outcome percentages assigned to each scenario. Significant increases or decreases to either of these inputs would result in a significantly higher or lower asset or liability with a higher asset capped by the contractual maximum of the contingently returnable consideration and a higher liability capped by the contractual maximum of the contingent earnout consideration. Ultimately, the asset and liability will be equivalent to the amount settled, and the difference between the fair value estimate and amount settled will be recorded in earnings for business combinations, or as a reduction of the cost of the assets acquired for asset acquisitions. Refer to Note 4 for additional information regarding contingently returnable consideration and contingent earnout consideration recorded in connection with business acquisitions.
The fair value of the contingent earnout liabilities is based on the present value of the expected future payments to be made to the companies we have acquired (“Partners”) in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, the Company estimates the Partner’s future performance using financial projections developed by management for the Partner and market participant assumptions that were derived for revenue growth or profitability. Revenue and EBITDA growth rates generally ranged from 10% to 20%. The Company estimates future payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. These payments are discounted to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of the Partner to achieve the targets. These discount rates generally ranged from 7.25% to 18.25%. Changes in financial projections, market participant assumptions for revenue growth and profitability, or the risk-adjusted discount rate, would result in a change in the fair value of contingent consideration.
The fair value of the contingent earnout liability is based on sales projections for the acquired entities, which are reassessed each reporting period. Based on the Company’s ongoing assessment of the fair value of contingent earnout liability, the Company recorded a net increase in the estimated fair value of such liabilities of $10.6 million for the year ended December 31, 2019. The Company has assessed the maximum estimated exposure to the contingent earnout liabilities to be $103.9 million at December 31, 2019.
The following table sets forth a summary of the changes in the fair value of the Company’s contingently returnable consideration and contingent earnout liabilities, which are measured at fair value on a recurring basis utilizing Level 3 assumptions in their valuation:

	For the Years Ended December 31,
	2019		2018
(in thousands)	Contingently Returnable Consideration	Contingent Earnout Liabilities	Contingent Earnout Liabilities
Balance at beginning of year	—	$9,249	$4,055
Payment of contingent consideration	—	(175)	(2,892)
Fair value of contingent consideration recorded in connection with business combinations	321	29,101	5,815
Change in fair value of contingent consideration	(251)	10,578	1,228
Fair value of contingent consideration recorded in connection with asset acquisitions	—	16	1,043
Balance at end of year	$70	$48,769	$9,249
24. Commitments and Contingencies
Legal
The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Operating Leases
The Company conducts its operations in a leased facility and leases equipment under noncancelable operating leases.
Approximate future minimum payments under the operating lease agreements are as follows (in thousands):

Year Ending December 31,	Amount
2020	$4,586
2021	5,580
2022	5,280
2023	4,784
2024	4,223
Thereafter	16,742
$41,195
Total rent expense under noncancelable operating leases was $4.2 million and $3.0 million for the years ended December 31, 2019 and 2018, respectively.
25. Segment Information
BRP Group’s business is divided into four Operating Groups: Middle Market, Specialty, MainStreet and Medicare.

•
Middle Market provides expertly-designed private risk management, commercial risk management and employee benefits solutions for mid-to-large size businesses and high net worth individuals and families.

•
Specialty represents a wholesale co-brokerage platform that delivers specialty insurers, professionals, individuals and niche industry businesses expanded access to exclusive specialty markets, capabilities and programs requiring complex underwriting and placement. With the addition of the MSI Partnership in April 2019 as discussed in Note 4, Specialty also represents a leading technology platform. MGA of the Future is a national renter’s insurance product distributed via sub-agent partners and property management software providers, which has expanded distribution capabilities for new products through our wholesale and retail networks.

•	MainStreet offers personal insurance, commercial insurance and life and health solutions to individuals and businesses in their communities.

•
Medicare offers consultation for government assistance programs and solutions, including traditional Medicare and Medicare Advantage, to seniors and Medicare-eligible individuals through a network of agents.

In the Middle Market, MainStreet and Specialty Operating Groups, the Company generates commissions and fees from insurance placement under both agency bill and direct bill arrangements. In addition, BRP generates profit sharing income in each of those segments based on either the underlying book of business or performance, such as loss ratios. In the Middle Market Operating Group only, the Company generates fees from service fee and consulting arrangements. Service fee arrangements are in place with certain customers in lieu of commission arrangements.
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

	For the Year Ended December 31, 2019
(in thousands)	Middle Market	Specialty	MainStreet	Medicare	Corporate and Other	Total
Revenues:
Commissions and fees	$56,394	$44,913	$25,533	$11,001	$—	$137,841

Operating expenses:
Commissions, employee compensation and benefits	37,560	32,505	14,727	5,576	6,587	96,955
Other operating expenses	8,396	3,318	3,888	2,079	6,895	24,576
Change in fair value of contingent consideration	(1,378)	13,513	(971)	(335)	—	10,829
Amortization	1,861	6,466	1,280	381	19	10,007
Depreciation	344	11	81	17	89	542
Total operating expenses	46,783	55,813	19,005	7,718	13,590	142,909

Operating income (loss)	9,611	(10,900)	6,528	3,283	(13,590)	(5,068)

Other income (expense):
Interest income (expense), net	37	(32)	(8)	—	(10,637)	(10,640)
Loss on extinguishment of debt	—	—	—	—	(6,732)	(6,732)
Other income, net	3	—	—	—	—	3
Total other income (expense)	40	(32)	(8)	—	(17,369)	(17,369)

Income (loss) before income taxes	9,651	(10,932)	6,520	3,283	(30,959)	(22,437)
Income tax expense	—	—	—	—	17	17
Net income (loss)	$9,651	$(10,932)	$6,520	$3,283	$(30,976)	$(22,454)

Capital expenditures	$256	$23	$417	$10	$1,012	$1,718
	At December 31, 2019
Total assets	$105,353	$154,983	$60,253	$17,533	$60,646	$398,768

	For the Year Ended December 31, 2018
(in thousands)	Middle Market	Specialty	MainStreet	Medicare	Corporate and Other	Total
Revenues:
Commissions and fees	$36,629	$12,729	$20,940	$9,582	$—	$79,880

Operating expenses:
Commissions, employee compensation and benefits	25,905	9,437	11,237	4,503	572	51,654
Other operating expenses	6,083	1,285	3,562	1,779	1,670	14,379
Change in fair value of contingent consideration	325	383	520	—	—	1,228
Amortization	588	909	756	259	70	2,582
Depreciation	251	6	216	17	18	508
Total operating expenses	33,152	12,020	16,291	6,558	2,330	70,351

Operating income (loss)	3,477	709	4,649	3,024	(2,330)	9,529

Other income (expense):
Interest income (expense), net	3	(15)	(4)	—	(6,609)	(6,625)
Other expense, net	(142)	(73)	—	—	—	(215)
Total other expense	(139)	(88)	(4)	—	(6,609)	(6,840)

Net income (loss)	$3,338	$621	$4,645	$3,024	$(8,939)	$2,689

Capital expenditures	$177	$43	$124	$4	$177	$525
	At December 31, 2018
Total assets	$59,043	$28,684	$27,622	$17,972	$6,504	139,825
26. Quarterly Results of Operations (Unaudited)
The following tables summarize the Company’s unaudited consolidated results of operations on a quarterly basis for years ended December 31, 2019 and 2018.

	For the 2019 Quarters Ended
(in thousands)	March 31	June 30	September 30	December 31
Commissions and fees	$29,836	$33,062	$38,383	$36,560
Total operating expenses	18,514	32,387	36,909	55,099
Operating income (loss)	11,322	675	1,474	(18,539)
Total other expenses	(1,590)	(3,624)	(3,780)	(8,375)
Income (loss) before income taxes	9,732	(2,949)	(2,306)	(26,914)
Income taxes (benefit)	—	—	—	17
Net income (loss)	9,732	(2,949)	(2,306)	(26,931)
Net income (loss) attributable to noncontrolling interests	9,732	(2,949)	(2,306)	(18,281)
Net income (loss) attributable to BRP Group, Inc.	$—	$—	$—	$(8,650)

	For the 2018 Quarters Ended
(in thousands)	March 31	June 30	September 30	December 31
Commissions and fees	$21,791	$18,694	$18,539	$20,856
Total operating expenses	15,474	17,580	17,196	20,101
Operating income	6,317	1,114	1,343	755
Total other expenses	(1,629)	(2,303)	(1,290)	(1,618)
Net income (loss)	4,688	(1,189)	53	(863)
Net income (loss) attributable to noncontrolling interests	1,147	700	863	603
Net income (loss) attributable to BRP Group, Inc.	$3,541	$(1,889)	$(810)	$(1,466)
27. Subsequent Events
On March 12, 2020, the Company entered into the Incremental Facility Amendment No. 1 to the JPMorgan Credit Agreement to increase the aggregate borrowing capacity of the facility to $300.0 million and drew $20.0 million on the Revolving Credit Commitment to utilize for working capital purposes in response to the COVID-19 pandemic.
Business Combinations and Asset Acquisitions
Effective January 1, 2020, the Company entered into an asset purchase agreement to purchase certain assets and intellectual and intangible rights and assume certain liabilities of Lanier Upshaw, Inc. for consideration consisting of $24.5 million of cash, 389,727 shares of Class A common stock and a maximum potential contingent earnout consideration of $11.0 million. The Partnership was made to expand our Middle Market presence in the healthcare, higher education, construction, property and non-profit businesses throughout Florida and other states. The Company has determined that this transaction will be treated as a business combination in accordance with Topic 805, although its initial evaluation and determination of consideration paid and certain assets and liabilities acquired has not yet been completed.
Effective January 1, 2020, the Company entered into an asset purchase agreement to purchase certain assets and intellectual and intangible rights and assume certain liabilities of Highland Risk Services, LLC for consideration consisting of $6.5 million of cash, 286,624 LLC Units (and the corresponding 286,624 shares of Class B common stock) and a maximum potential contingent earnout consideration of $2.5 million. The Partnership was made to expand our Specialty presence in the healthcare and cyber insurance businesses and to add capabilities within the real estate business. The Company has determined that this transaction will be treated as a business combination in accordance with Topic 805, although its evaluation and determination of consideration paid and certain assets and liabilities acquired has not yet been completed.
Effective February 1, 2020, the Company entered into an asset purchase agreement to purchase certain assets and intellectual and intangible rights and assume certain liabilities of AgencyRM LLC for consideration consisting of $7.1 million of cash, 97,807 shares of Class A common stock and a maximum potential contingent earnout consideration of $3.0 million. The Partnership was made to expand our Medicare business presence in Texas. The Company has not yet completed its evaluation and determination of consideration paid, certain assets and liabilities acquired, or treatment of this transaction as either a business combination or asset acquisition in accordance with Topic 805.
Effective February 1, 2020, the Company entered into an asset purchase agreement to purchase certain assets and intellectual and intangible rights and assume certain liabilities of VibrantUSA Inc. for consideration consisting of $6.2 million of cash and a maximum potential contingent earnout consideration of $379,000. The Partnership was made to expand our Medicare business presence in Washington. The Company has not yet completed its evaluation and determination of consideration paid, certain assets and liabilities acquired, or treatment of this transaction as either a business combination or asset acquisition in accordance with Topic 805.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weaknesses in internal control over financial reporting described in this Annual Report on Form 10-K, our disclosure controls and procedures were not effective as of December 31, 2019.
We reported four material weaknesses in the design and operation of our internal control over financial reporting that were identified in connection with the audit of our fiscal year 2018 consolidated financial statements. A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. The material weaknesses relate to (i) lack of sufficient number of personnel with the appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately; (ii) insufficient policies and procedures to achieve complete and accurate financial accounting, reporting and disclosures; (iii) insufficient policies and procedures to review, analyze, account for and disclose complex transactions; and (iv) failure to design and maintain controls over the operating effectiveness of information technology. During the quarter ended December 31, 2019, we continued the process of planning and implementing a number of steps to enhance our internal control over financial reporting and to address these material weaknesses. These material weaknesses still exist at December 31, 2019. We have completed the hiring of key personnel in the accounting department with technical accounting and financial reporting experience and have enhanced our internal review procedures during the financial statement close process. We are continuing to document and improve our processes, implement internal controls procedures and design and implement IT general computer controls.
Management’s Annual Report on Internal Controls over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by the SEC for newly public companies.
In addition, because we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.
Changes in Internal Control over Financial Reporting
Other than in connection with commencing the implementation of the remediation plan outlined above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference to the definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
We have adopted a Code of Business Conduct and Ethics that applies to all employees, including executive officers, and to directors. The Code of Business Conduct and Ethics is available on the Governance Overview page of our website at ir.baldwinriskpartners.com. Any approved amendments to, or waiver of, any provision of the Code of Business Conduct and Ethics will be posted on our website at the aforementioned address.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to the definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to the definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to the definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated herein by reference to the definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The exhibits are filed as a part of this Annual Report on Form 10-K:

Exhibit No.	Description of Exhibit
3.1
Amended and Restated Certificate of Incorporation of BRP Group, Inc. (incorporated herein by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2019).

3.2
Amended and Restated By-Laws of BRP Group, Inc. (incorporated herein by reference to Exhibit 3.2 of the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2019).

4.1*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, As Amended.
10.1*	Employment Agreement, dated as of October 28, 2019, between Baldwin Risk Partners, LLC and Trevor L. Baldwin.
10.2*	Amended and Restated Employment Agreement, dated as of October 28, 2019, between Baldwin Risk Partners, LLC and Kristopher A. Wiebeck.
10.3*	Amended and Restated Employment Agreement, dated as of October 28, 2019, between Baldwin Risk Partners, LLC and John A. Valentine.
10.4.1
BRP Group, Inc. Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.6 of the registrant’s Registration Statement on Form S-8 (Registration No. 333-234309) filed with the Securities and Exchange Commission on September 23, 2019).

10.4.2
Form of BRP Group, Inc. Omnibus Incentive Plan Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.7 of the registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 23, 2019).

10.5*	Third Amended and Restated Limited Liability Company Agreement of Baldwin Risk Partners, LLC, dated as of October 7, 2019, by and among Baldwin Risk Partners, LLC and its members.
10.6*	Reorganization Agreement, dated as of October 7, 2019, by and among BRP Group, Inc., Baldwin Risk Partners, LLC and the other persons and entities party thereto.
10.7
Form of Baldwin Risk Partners, LLC Restricted Unit Agreement (incorporated herein by reference to Exhibit 10.11 of the registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 23, 2019).

10.8
Form of Director and Executive Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.12 of the registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 23, 2019).

10.9
Stockholders Agreement, dated as of October 28, 2019, by and among BRP Group, Inc. and the other persons and entities party thereto (incorporated herein by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2019).

10.10
Registration Rights Agreement, dated October 28, 2019, by and among BRP Group, Inc. and the other persons and entities party thereto (incorporated herein by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2019).

10.11
Tax Receivable Agreement, dated October 28, 2019, by and among BRP Group, Inc., Baldwin Risk Partners, LLC and each of the other persons and entities party thereto (incorporated herein by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2019).

10.12
Amended and Restated Credit Agreement, dated as of March 13, 2019, between Baldwin Risk Partners, LLC and the Holding Company of the Villages, Inc. (incorporated herein by reference to Exhibit 10.13 of the registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 23, 2019).

10.13.1
Amendment and Restatement Agreement, dated as of December 19, 2019, by and among Baldwin Risk Partners, LLC, a Delaware limited liability company, Cadence Bank N.A., as the Existing Agent, JPMorgan Chase Bank, N.A., as the Successor Agent, the Lenders party thereto and the other parties thereto (incorporated herein by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2019).

10.13.2
Incremental Facility Amendment No. 1 to Fourth Amended and Restated Credit Agreement, dated as of March 12, 2020, by and among Baldwin Risk Partners, LLC, a Delaware limited liability company, JPMorgan Chase Bank, N.A., as the Agent, the Lenders party thereto and the other parties thereto (incorporated herein by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2020).

21*	List of Subsidiaries of BRP Group, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1*	Certification of the Registrant’s Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
31.2*	Certification of the Registrant’s Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32*	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
__________

*	Filed or furnished herewith
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRP GROUP, INC.

Date: March 24, 2020	By:	/s/ Trevor L. Baldwin
Trevor L. Baldwin
Chief Executive Officer

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lowry Baldwin	Chairman of the Board of Directors	March 24, 2020
Lowry Baldwin

/s/ Trevor Baldwin	Chief Executive Officer and Director	March 24, 2020
Trevor Baldwin	(Principal Executive Officer)

/s/ Philip Casey	Director	March 24, 2020
Philip Casey

/s/ Robert Eddy	Director	March 24, 2020
Robert Eddy

/s/ Bradford Hale	Chief Accounting Officer	March 24, 2020
Bradford Hale	(Principal Accounting Officer)

/s/ Joseph J. Kadow	Director	March 24, 2020
Joseph J. Kadow

/s/ Barbara Matas	Director	March 24, 2020
Barbara Matas

/s/ Chris Sullivan	Director	March 24, 2020
Chris Sullivan

/s/ Kris Wiebeck	Chief Financial Officer	March 24, 2020
Kris Wiebeck	(Principal Financial Officer)