Form 10-Q
period 2020-03-31
BRP Group, Inc.
filed 2020-05-13
CIK 1781755

_____________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020
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
4211 W. Boy Scout Blvd., Tampa, Florida 33607
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of outstanding shares of the registrant’s Class A common stock, $0.01 par value, as of May 7, 2020 was approximately 19,984,749.

BRP GROUP, INC.

Note Regarding Forward-Looking Statements
We have made statements in this report, including matters discussed under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part II, Item 1. Legal Proceedings, Part II, Item 1A. Risk Factors and in other sections of this report, that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed under Part II, Item 1A. You should specifically consider the numerous risks outlined under Risk Factors in our Annual Report on Form 10-K filed with the SEC on March 24, 2020.
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

Commonly Used Defined Terms
The following terms have the following meanings throughout this Quarterly Report on Form 10-Q unless the context indicates or requires otherwise:

AgencyRM	AgencyRM LLC, a Medicare Partner effective February 1, 2020

Book of Business	Insurance policies bound by us on behalf of our Clients

Clients	Our insureds

Colleagues	Our employees

Exchange Act	Securities Exchange Act of 1934, as amended

Highland	Highland Risk Services, LLC, a Specialty Partner effective January 1, 2020

Insurance Company Partners	Insurance companies with which we have a contractual relationship

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

Lanier	Lanier Upshaw, Inc., a Middle Market Partner effective January 1, 2020

MGA	Managing General Agent

Operating Groups	Our reportable segments

Partners	Companies that we have acquired, or in the case of asset acquisitions, the producers

Partnerships	Strategic acquisitions made by the Company

Pre-IPO LLC Members	Owners of LLC Units of Baldwin Risk Partners, LLC prior to our initial public offering

Risk Advisors	Our producers

SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

Tax Receivable Agreement	Tax Receivable Agreement between BRP Group, Inc. and the holders of LLC Units in Baldwin Risk Partners, LLC entered into on October 28, 2019

VibrantUSA	VibrantUSA Inc., a Medicare Partner effective date of February 1, 2020

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRP GROUP, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share and per share data)	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$52,125	$67,689
Restricted cash	3,840	3,382
Premiums, commissions and fees receivable, net	71,637	58,793
Prepaid expenses and other current assets	3,287	3,019
Due from related parties	34	43
Total current assets	130,923	132,926
Property and equipment, net	4,027	3,322
Other assets	6,505	5,600
Intangible assets, net	111,264	92,450
Goodwill	197,531	164,470
Total assets	$450,250	$398,768
Liabilities, Mezzanine Equity and Stockholders’ Equity
Current liabilities:
Premiums payable to insurance companies	$58,390	$50,541
Producer commissions payable	9,681	7,470
Accrued expenses and other current liabilities	11,094	12,334
Current portion of contingent earnout liabilities	2,788	2,480
Total current liabilities	81,953	72,825
Revolving lines of credit	60,363	40,363
Contingent earnout liabilities, less current portion	51,067	46,289
Other liabilities	2,023	2,017
Total liabilities	195,406	161,494
Commitments and contingencies (Note 14)
Mezzanine equity:
Redeemable noncontrolling interest	39	23
Stockholders’ equity:
Class A common stock, par value $0.01 per share, 300,000,000 shares authorized; 19,847,354 and 19,362,984 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	199	194
Class B common stock, par value $0.0001 per share, 50,000,000 shares authorized; 43,544,362 and 43,257,738 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	4	4
Additional paid-in capital	90,443	82,425
Accumulated deficit	(7,182)	(8,650)
Notes receivable from stockholders	(647)	(688)
Total stockholders’ equity attributable to BRP Group, Inc.	82,817	73,285
Noncontrolling interest	171,988	163,966
Total stockholders’ equity	254,805	237,251
Total liabilities, mezzanine equity and stockholders’ equity	$450,250	$398,768

See accompanying Notes to Condensed Consolidated Financial Statements.

BRP GROUP, INC.
Condensed Consolidated Balance Sheets (Continued)
(Unaudited)
The following table presents the assets and liabilities of the Company’s consolidated variable interest entities, which are included on the condensed consolidated balance sheets above. The assets in the table below include those assets that can only be used to settle obligations of the consolidated variable interest entities.

(in thousands)	March 31, 2020	December 31, 2019
Assets of Consolidated Variable Interest Entities That Can Only be Used to Settle the Obligations of Consolidated Variable Interest Entities:
Cash and cash equivalents	$14	$47
Premiums, commissions and fees receivable, net	333	75
Total current assets	347	122
Property and equipment, net	28	31
Other assets	5	7
Total assets	$380	$160
Liabilities of Consolidated Variable Interest Entities for Which Creditors Do Not Have Recourse to the Company:
Premiums payable to insurance companies	$182	$6
Producer commissions payable	19	15
Accrued expenses and other current liabilities	36	29
Total liabilities	$237	$50

See accompanying Notes to Condensed Consolidated Financial Statements.

BRP GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended March 31,
(in thousands, except share and per share data)	2020	2019
Revenues:
Commissions and fees	$54,159	$29,837

Operating expenses:
Commissions, employee compensation and benefits	34,548	16,286
Other operating expenses	8,885	4,002
Amortization expense	3,596	876
Change in fair value of contingent consideration	1,661	(2,786)
Depreciation expense	165	127
Total operating expenses	48,855	18,505

Operating income	5,304	11,332

Interest expense, net	(585)	(1,590)

Income before income taxes	4,719	9,742
Income tax provision	12	—
Net income	4,707	9,742
Less: net income attributable to noncontrolling interests	3,239	9,742
Net income attributable to BRP Group, Inc.	$1,468	$—

Comprehensive income	$4,707	$9,742
Comprehensive income attributable to noncontrolling interests	3,239	9,742
Comprehensive income attributable to BRP Group, Inc.	1,468	—

Basic earnings per share	$0.08
Diluted earnings per share	$0.07
Weighted-average shares of Class A common stock outstanding - basic	19,481,721
Weighted-average shares of Class A common stock outstanding - diluted	19,816,363

See accompanying Notes to Condensed Consolidated Financial Statements.

BRP GROUP, INC.
Condensed Consolidated Statements of Stockholders’/Members’ Equity (Deficit) and Mezzanine Equity
For the Three Months Ended March 31, 2020 and 2019
(Unaudited)

For the Three Months Ended March 31, 2020
	Stockholders’ Equity									Mezzanine Equity
	Class A Common Stock		Class B Common Stock
(in thousands, except share data)	Shares	Amount	Shares	Amount	APIC	Accumulated Deficit	Notes Receivable from Stockholders	Non-controlling Interest	Total	Redeemable Non-controlling Interest
Balance at December 31, 2019	19,362,984	$194	43,257,738	$4	$82,425	$(8,650)	$(688)	$163,966	$237,251	$23
Net income	—	—	—	—	—	1,468	—	3,223	4,691	16
Noncontrolling interest issued in business combinations	487,534	5	286,624	—	7,672	—	—	4,500	12,177	—
Share-based compensation, net of forfeitures	(3,164)	—	—	—	346	—	—	299	645	—
Repayment of stockholder notes receivable	—	—	—	—	—	—	41	—	41	—
Balance at March 31, 2020	19,847,354	$199	43,544,362	$4	$90,443	$(7,182)	$(647)	$171,988	$254,805	$39

For the Three Months Ended March 31, 2019
	Members’ Equity (Deficit)				Mezzanine Equity
(in thousands)	Members’ Deficit	Notes Receivable from Members	Noncontrolling Interest	Total	Redeemable Noncontrolling Interest	Redeemable Members’ Capital
Balance at December 31, 2018	$(63,606)	$(90)	$937	$(62,759)	$46,208	$39,354
Net income	5,304	—	93	5,397	1,533	2,812
Contributions	—	—	—	—	15	—
Contributions through issuance of Member notes receivable	—	(310)	47	(263)	263	—
Repayment of Member notes receivable	—	45	—	45	—	—
Issuance and vesting of Management Incentive Units	130	—	—	130	—	—
Issuance of common units	—	—	386	386	—	5,509
Repurchase of common units	—	—	—	—	—	(11,177)
Repurchase redemption value adjustments	—	—	—	—	—	(1,323)
Noncontrolling interest issued in business combinations	—	—	1,000	1,000	—	—
Change in the redemption value of redeemable interests	(33,271)	—	—	(33,271)	(5,479)	38,750
Distributions	(513)	—	(12)	(525)	(1,149)	(237)
Balance at March 31, 2019	$(91,956)	$(355)	$2,451	$(89,860)	$41,391	$73,688

See accompanying Notes to Condensed Consolidated Financial Statements.

BRP GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2020	2019
Cash flows from operating activities:
Net income	$4,707	$9,742
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,761	1,003
Change in fair value of contingent consideration	1,661	(2,786)
Share-based compensation expense	1,139	—
Amortization of deferred financing costs	76	200
Loss on extinguishment of debt	—	115
Issuance and vesting of Management Incentive Units	—	130
Participation unit compensation	—	23
Changes in operating assets and liabilities, net of effect of acquisitions:
Premiums, commissions and fees receivable, net	(5,221)	(1,039)
Prepaid expenses and other current assets	(634)	(285)
Due from related parties	9	(7)
Accounts payable, accrued expenses and other current liabilities	(527)	(2,244)
Other liabilities	—	13
Net cash provided by operating activities	4,971	4,865
Cash flows from investing activities:
Capital expenditures	(583)	(416)
Investment in business venture	—	(200)
Cash consideration paid for business combinations, net of cash received	(39,305)	(35,572)
Net cash used in investing activities	(39,888)	(36,188)
Cash flows from financing activities:
Payment of guaranteed earnout consideration	—	(813)
Proceeds from revolving line of credit	20,000	29,304
Proceeds from related party debt	—	19,460
Payments on long-term debt	—	(204)
Payments of debt issuance costs and debt extinguishment costs	(230)	(15)
Proceeds from advisor incentive buy-ins	—	355
Proceeds received from repayment of stockholder/member notes receivable	41	45
Proceeds from issuance of common units	—	386
Repurchase of common units	—	(12,500)
Contributions	—	15
Distributions	—	(1,911)
Net cash provided by financing activities	19,811	34,122
Net increase (decrease) in cash and cash equivalents and restricted cash	(15,106)	2,799
Cash and cash equivalents and restricted cash at beginning of period	71,071	7,995
Cash and cash equivalents and restricted cash at end of period	$55,965	$10,794

See accompanying Notes to Condensed Consolidated Financial Statements.

BRP GROUP, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
	For the Three Months Ended March 31,
(in thousands)	2020	2019
Supplemental schedule of cash flow information:
Cash paid during the period for interest	$573	$1,275
Disclosure of non-cash investing and financing activities:
Noncontrolling interest issued in business combinations	12,177	1,000
Contingent earnout consideration for business combinations	3,237	—
Change in the redemption value of redeemable interests	—	33,271
Capitalization of issuance to redeemable common member	—	5,509
Debt issuance costs added to revolving line of credit	—	2,554
Transfer of long-term debt to revolving line of credit	—	1,820

See accompanying Notes to Condensed Consolidated Financial Statements.

BRP GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Business and Basis of Presentation
BRP Group, Inc. (“BRP Group” or the “Company”) was incorporated in the state of Delaware on July 1, 2019. BRP Group was formed for the purpose of completing an initial public offering of its common stock and related transactions in order to carry on the business of Baldwin Risk Partners, LLC (“BRP”) as a publicly-traded entity. On October 28, 2019, BRP Group completed an initial public offering of its Class A common stock (the “Initial Public Offering”) and became the sole managing member of BRP. The consolidated financial statements of BRP Group have been presented as a combination of the financial results of BRP Group and BRP as of the earliest period presented as discussed further under Principles of Consolidation below.
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
As the sole manager of BRP, BRP Group operates and controls all the business and affairs of BRP, and has the sole voting interest in, and controls the management of, BRP. Accordingly, BRP Group began consolidating BRP in its consolidated financial statements as of the closing date of the Initial Public Offering, resulting in a noncontrolling interest related to the LLC Units held by BRP’s LLC members (the “LLC Units”) on its consolidated financial statements.
BRP and BRP Group have been under the common control of the Company’s Chairman, Lowry Baldwin, before and after the reorganization transactions undertaken in connection with the Initial Public Offering (the “Reorganization Transactions”). Prior to the Reorganization Transactions, Mr. Baldwin held a controlling interest in Baldwin Investment Group Holdings, LLC (“BIGH”), which was the controlling owner of BRP through its majority ownership of BRP’s common units. In addition, Mr. Baldwin was the sole shareholder of BRP Group. Upon reorganization, BRP Group became the sole managing member of BRP. Holders of the Class B common stock hold a majority of the voting power of BRP Group and stockholders of a majority of the Class B common stock, including BIGH, executed a Voting Agreement in which they agreed to vote in the same manner as Mr. Baldwin. As a result, Mr. Baldwin continues to control BRP Group subsequent to the Initial Public Offering and Reorganization Transactions. Accordingly, we have accounted for the Reorganization Transactions as a transaction between entities under common control in accordance with Accounting Standards Codification (“ASC”) Topic 805-50, Business Combinations - Related Issues, under which the financial information of BRP Group has been combined with that of BRP as of the earliest period presented.
The Company has prepared these consolidated financial statements in accordance with ASC Topic 810, Consolidation (“Topic 810”). Topic 810 requires that if an enterprise is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity should be included in the consolidated financial statements of the enterprise. The Company has recognized certain entities as variable interest entities of which the Company is the primary beneficiary and has included the accounts of these entities in the consolidated financial statements. Refer to Note 4 for additional information regarding the Company’s variable interest entities.
Topic 810 also requires that the equity of a noncontrolling interest shall be reported on the condensed consolidated balance sheets within total equity of the Company. Certain redeemable noncontrolling interests are reported on the condensed consolidated balance sheets as mezzanine equity. Topic 810 also requires revenues, expenses, gains, losses, net income or loss, and other comprehensive income or loss to be reported in the consolidated financial statements at consolidated amounts, which include amounts attributable to the owners of the parent and the noncontrolling interests.

Noncontrolling Interest
Noncontrolling interests are reported at historical cost basis adjusted for cumulative earnings or loss allocations and classified as a component of stockholders’ equity on the condensed consolidated balance sheets. Noncontrolling interest as presented as of March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and 2019 consists of the noncontrolling interest holdings of BRP Group subsequent to the Company’s reorganization in connection with the Initial Public Offering. The controlling interest holdings of BRP for the period from January 1, 2019 through March 31, 2019 have been reclassified to noncontrolling interest holdings of BRP Group for presentation of activity for the three months ended March 31, 2019.
Unaudited Interim Financial Reporting
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. Accordingly, they do not include all the information and related notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting of recurring accruals, considered necessary for fair statement have been included. The accompanying balance sheet for the year ended December 31, 2019 was derived from audited financial statements, but does not include all disclosures required by GAAP. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2020.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates underlying the accompanying consolidated financial statements include the application of guidance for revenue recognition, including determination of allowances for estimated policy cancellations, business combinations and purchase price allocation, impairment of long-lived assets including goodwill, and valuation of the Tax Receivable Agreement liability and share-based compensation.
Changes in Presentation
Certain prior year amounts have been reclassified to conform to current year presentation.
Recent Accounting Pronouncements
As an emerging growth company, the Jumpstart Our Business Startups (“JOBS”) Act permits the Company an extended transition period for complying with new or revised accounting standards affecting public companies. The Company has elected to use this extended transition period and adopt certain new accounting standards on the private company timeline, which means that the Company’s financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards on a non-delayed basis. The Company has elected the extended transition period for the adoption of the Accounting Standards Updates (“ASUs”) below, except those where early adoption was both permitted and elected.
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
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) (“Topic 820”): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements related to fair value measurement, by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements, such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The Company adopted the guidance in ASU 2018-13 effective January 1, 2020, which impacted the presentation of the fair value measurements disclosure in Note 13, but did not otherwise impact the Company’s consolidated financial statements.
2. Significant Accounting Policies
There have been no material changes in the Company’s significant accounting policies from those that were disclosed for the year ended December 31, 2019 in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2020, except as noted below.
Concentrations
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company manages this risk using high creditworthy financial institutions. Interest-bearing accounts and noninterest-bearing accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Deposits exceed amounts insured by the FDIC. The Company has not experienced any losses from its deposits.
One Insurance Company Partner accounted for approximately 10% of the Company’s total core commissions during the three months ended March 31, 2020.
3. Business Combinations
The Company completed four business combinations for an aggregate purchase price of $59.7 million during the three months ended March 31, 2020. In accordance with ASC Topic 805, Business Combinations (“Topic 805”), total consideration was first allocated to the fair value of assets acquired, including liabilities assumed, with the excess being recorded as goodwill. For financial statement purposes, goodwill is not amortized but rather is evaluated for impairment at least annually or more frequently if an event or change in circumstances occurs that indicates goodwill may be impaired. Goodwill is deductible for tax purposes and will be amortized over a period of fifteen years.
The recorded purchase price for certain business combinations includes an estimation of the fair value of contingent consideration obligations associated with potential earnout provisions, which are generally based on earnings before income taxes, depreciation and amortization (“EBITDA”). The contingent earnout consideration amounts identified in the tables below are measured at fair value within Level 3 of the fair value hierarchy as discussed further in Note 13. Any subsequent changes in the fair value of contingent earnout liabilities will be recorded in the condensed consolidated statements of comprehensive income when incurred.
The recorded purchase price for certain business combinations also includes an estimation of the fair value of noncontrolling interests, which are calculated based on a valuation of the entity with the relevant percentage applied.
The Company completed the following four business combinations during the three months ended March 31, 2020:

•
Lanier, a Middle Market Partner effective January 1, 2020, was made to expand our Middle Market presence in the healthcare, higher education, construction, property and non-profit businesses throughout Florida and other states.

•
Highland, a Specialty Partner effective January 1, 2020, was made to expand our Specialty presence in the healthcare and cyber insurance businesses and to add capabilities within the real estate business.

•	AgencyRM, a Medicare Partner effective February 1, 2020, was made to expand our Medicare business presence in Texas.

•	VibrantUSA, a Medicare Partner effective February 1, 2020, was made to expand our Medicare business presence in Washington.
The operating results of these business combinations have been included in the condensed consolidated statements of comprehensive income since their respective acquisition dates. The Company recognized total revenues and net income from these business combinations of $7.7 million and $1.5 million, respectively, for the three months ended March 31, 2020.
Acquisition-related costs incurred in connection with these business combinations are recorded in operating expenses in the condensed consolidated statements of comprehensive income. The Company incurred acquisition-related costs from these business combinations of $456,000 for the three months ended March 31, 2020.
The table below provides a summary of the total consideration and the estimated purchase price allocations made for each of the business acquisitions that became effective during the three months ended March 31, 2020. Due to the complexity of valuing the consideration paid and the purchase price allocation and the timing of these activities, certain amounts included in the condensed consolidated financial statements may be provisional and subject to additional adjustments within the measurement period as permitted by Topic 805. Any measurement period adjustments related to prior period business combinations have been reflected as current period adjustments for the three months ended March 31, 2020 in accordance with Topic 805.

(in thousands)	Lanier	Highland	AgencyRM	VibrantUSA	Totals
Cash consideration paid	$24,450	$6,603	$7,061	$6,158	$44,272
Fair value of contingent earnout consideration	1,628	788	679	142	3,237
Fair value of noncontrolling interest	6,119	4,500	1,558	—	12,177
Total consideration	$32,197	$11,891	$9,298	$6,300	$59,686

Cash	$2,413	$1,542	$573	$439	$4,967
Premiums, commissions and fees receivable	2,494	5,977	1,002	317	9,790
Property and equipment	294	—	—	—	294
Other assets	168	13	4	12	197
Intangible assets
Purchased customer accounts	6,308	—	—	—	6,308
Distributor relationships	—	6,500	4,300	3,800	14,600
Carrier relationships	—	659	—	—	659
Software	—	—	565	—	565
Trade names	—	214	25	32	271
Goodwill	23,739	4,228	3,369	1,725	33,061
Total assets acquired	35,416	19,133	9,838	6,325	70,712
Premiums and producer commissions payable	(2,954)	(6,374)	(540)	(14)	(9,882)
Accrued expenses and other current liabilities	(265)	(868)	—	(11)	(1,144)
Total liabilities acquired	(3,219)	(7,242)	(540)	(25)	(11,026)
Net assets acquired	$32,197	$11,891	$9,298	$6,300	$59,686

Maximum potential contingent earnout consideration	$11,000	$2,450	$3,000	$378	$16,828

The factors contributing to the recognition of the amount of goodwill are based on expanding business presence into new geographic locations and service markets, strategic benefits that are expected to be realized from acquiring the Partners’ assembled workforce in addition to other synergies gained from integrating the Partners’ operations into our consolidated structure.
The intangible assets acquired in connection with business combinations during the three months ended March 31, 2020 have the following estimated weighted-average lives:

Weighted-Average Life
Purchased customer accounts	15.0 years
Distributor relationships	20.0 years
Carrier relationships	0.8 years
Software	2.0 years
Trade names	4.2 years
Future annual estimated amortization expense over the next five years for intangible assets acquired in connection with business combinations during the three months ended March 31, 2020 is as follows:

(in thousands)	Amount
For the remainder of 2020	$3,883
2021	3,227
2022	2,486
2023	1,956
2024	1,433
The following unaudited pro forma consolidated results of operations are provided for illustrative purposes only and have been presented as if the acquisitions of Lanier, Highland, AgencyRM and VibrantUSA occurred on January 1, 2019. This unaudited pro forma information should not be relied upon as being indicative of the historical results that would have been obtained if the acquisitions had occurred on that date, nor of the results that may be obtained in the future.

	For the Three Months Ended March 31,
(in thousands, except per share data)	2020	2019
Pro forma results:
Revenues	$56,550	$41,750
Net income	5,917	12,194
Net income attributable to BRP Group, Inc.	1,853

Basic earnings per share	$0.09
Diluted earnings per share	$0.09
Weighted-average shares of Class A common stock outstanding - basic	19,523
Weighted-average shares of Class A common stock outstanding - diluted	19,860
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

The Company determined that it is the primary beneficiary of its VIEs, which, at March 31, 2019, included The Villages Insurance Partners, LLC (“TVIP”) and the Company’s joint ventures, BKS-IPEO JV Partners, LLC (“iPEO”), Laureate Insurance Partners, LLC (“Laureate”), BKS Smith, LLC (“Smith”), BKS MS, LLC (“Saunders”) and BKS Partners Galati Marine Solutions, LLC (“Galati”). In connection with the Reorganization Transactions and Initial Public Offering in October 2019, the Company acquired the equity interests of TVIP and iPEO, which became wholly-owned subsidiaries of BRP and, accordingly, are no longer VIEs of the Company at March 31, 2020 and December 31, 2019. The Company has consolidated its VIEs into the consolidated financial statements.
Total revenues and expenses of the Company’s consolidated VIEs included in the condensed consolidated statements of comprehensive income were $238,000 and $189,000, respectively, for the three months ended March 31, 2020 and $4.7 million and $2.7 million, respectively, for the three months ended March 31, 2019. The revenues and expenses of TVIP and iPEO are included in the revenues and expenses of the Company’s consolidated VIEs for the three months ended March 31, 2019.
The assets of the consolidated VIEs can only be used to settle the obligations of the consolidated VIEs and the creditors of the liabilities of the consolidated VIEs do not have recourse to the Company. The following tables provide a summary of the carrying amounts of the assets and liabilities of the Company’s consolidated VIEs at each of the balance sheet dates:

	At March 31, 2020
(in thousands)	Laureate	Smith	Saunders	Total
Assets
Cash and cash equivalents	$13	$1	$—	$14
Premiums, commissions and fees receivable, net	199	51	83	333
Total current assets	212	52	83	347
Property and equipment, net	28	—	—	28
Other assets	5	—	—	5
Total assets	$245	$52	$83	$380
Liabilities
Premiums payable to insurance companies	$177	$3	$2	$182
Producer commissions payable	1	2	16	19
Accrued expenses and other current liabilities	4	32	—	36
Total liabilities	$182	$37	$18	$237

	At December 31, 2019
(in thousands)	Laureate	Smith	Saunders	Total
Assets
Cash and cash equivalents	$46	$1	$—	$47
Premiums, commissions and fees receivable, net	—	44	31	75
Total current assets	46	45	31	122
Property and equipment, net	31	—	—	31
Other assets	5	—	2	7
Total assets	$82	$45	$33	$160
Liabilities
Premiums payable to insurance companies	$3	$—	$3	$6
Producer commissions payable	2	5	8	15
Accrued expenses and other current liabilities	4	25	—	29
Total liabilities	$9	$30	$11	$50

5. Revenue
The following table provides disaggregated commissions and fees revenue by major source:

	For the Three Months Ended March 31,
(in thousands)	2020	2019
Direct bill revenue (1)	$28,109	$19,602
Agency bill revenue (2)	16,429	4,570
Profit-sharing revenue (3)	5,124	4,453
Policy fee and installment fee revenue (4)	3,382	—
Consulting and service fee revenue (5)	715	647
Other income (6)	400	565
Total commissions and fees	$54,159	$29,837
__________

(1)
Direct bill revenue represents commission revenue earned by facilitating the arrangement between individuals or businesses and Insurance Company Partners by providing insurance placement services to Clients, primarily for private risk management, commercial risk management, employee benefits and Medicare insurance types.

(2)
Agency bill revenue primarily represents commission revenue earned by facilitating the arrangement between individuals or businesses and Insurance Company Partners by providing insurance placement services to Clients. The Company acts as an agent on behalf of the Client for the term of the insurance policy.

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
The application of ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”), requires the use of management judgment. The following are the areas of most significant judgment as it relates to Topic 606:

•
The Company considers the policyholders as representative of its customers in the majority of contractual relationships, with the exception of contracts in its Medicare operating segment, where the Insurance Company Partner is considered its customer.

•
Contracts in the Medicare operating segment are multi-year arrangements in which the Company is entitled to renewal commissions. However, the Company has applied a constraint to renewal commission that limits revenue recognized on new policies to the policy year in effect, and revenue recognized on renewed policies to the receipt of periodic cash, when a risk of significant reversals exists based on: (i) insufficient history; and (ii) the influence of external factors outside of the Company’s control, including policyholder discretion over plans and Insurance Company Partner relationship, political influence, and a contractual provision, which limits the Company’s right to receive renewal commissions to ongoing compliance and regulatory approval of the relevant Insurance Company Partner and compliance with the Centers for Medicare and Medicaid Services.

•
The Company recognizes separately contracted commissions revenue at the effective date of insurance placement and considers any ongoing interaction with the customer to be immaterial in the context of the contract.

•	Variable consideration includes estimates of direct bill commissions, a reserve for policy cancellations and an estimate of profit-sharing revenue.

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

6. Contract Assets and Liabilities
Contract assets arise when the Company recognizes revenue for amounts which have not yet been billed and contract liabilities relate to payments received in advance of performance under the contract before the transfer of a good or service to the customer. Contract assets are included in premiums, commissions and fees receivable, net and contract liabilities are included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. The balances of contract assets and liabilities arising from contracts with customers are as follows:

(in thousands)	March 31, 2020	December 31, 2019
Contract assets	$50,764	$47,337
Contract liabilities	4,766	5,349
During the three months ended March 31, 2020, the Company recognized revenue of $3.2 million related to the contract liabilities balance at December 31, 2019.
7. Deferred Commission Expense
The Company pays an incremental amount of compensation in the form of producer commissions on new business. In accordance with ASC Topic 340, Other Assets and Deferred Costs, these incremental costs are deferred and amortized over five years, which represents management’s estimate of the average benefit period. Deferred commission expense represents employee commissions that are capitalized and not yet expensed. The table below provides a rollforward of deferred commission expense for each of the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
(in thousands)	2020	2019
Balance at beginning of period	$3,621	$2,882
Costs capitalized	492	348
Amortization	(321)	(227)
Balance at end of period	$3,792	$3,003
8. Intangible Assets, Net and Goodwill
The Company recognizes certain separately identifiable intangible assets acquired in connection with business combinations and asset acquisitions. Refer to Note 3 for a summary of intangible assets acquired in connection with business combinations during the three months ended March 31, 2020. Intangible assets consist of the following:

	March 31, 2020			December 31, 2019
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Purchased customer accounts	$60,295	$(10,576)	$49,719	$53,987	$(9,143)	$44,844
Software	31,162	(6,625)	24,537	30,590	(5,070)	25,520
Distributor relationships	27,600	(550)	27,050	13,000	(331)	12,669
Carrier relationships	7,859	(429)	7,430	7,200	(170)	7,030
Trade names	2,884	(356)	2,528	2,613	(226)	2,387
Totals	$129,800	$(18,536)	$111,264	$107,390	$(14,940)	$92,450
Amortization expense recorded for intangible assets was $3.6 million and $876,000 for the three months ended March 31, 2020 and 2019, respectively.

Refer to Note 3 for a summary of goodwill recorded in connection with business combinations during the three months ended March 31, 2020. The changes in carrying value of goodwill by Operating Group for the period are as follows:

(in thousands)	Middle Market	Specialty	MainStreet	Medicare	Total
Balance at December 31, 2019	$52,932	$60,115	$38,892	$12,531	$164,470
Goodwill of acquired businesses	23,739	4,228	—	5,094	33,061
Balance at March 31, 2020	$76,671	$64,343	$38,892	$17,625	$197,531
9. Long-Term Debt
The Company has a syndicated credit agreement with JPMorgan as successor agent and lead arranger (the “JPMorgan Credit Agreement”), which has a maturity date of September 23, 2024. At December 31, 2019, the JPMorgan Credit Agreement provided for an aggregate borrowing capacity of $225.0 million under a revolving credit commitment (the “Revolving Credit Commitment”), of which no more than $65.0 million of the aggregate borrowing capacity is available for working capital purposes and the entirety of which is available to fund acquisitions.
On March 12, 2020, the Company entered into the Incremental Facility Amendment No. 1 to the JP Morgan Credit Agreement to increase the aggregate borrowing capacity to $300.0 million and drew $20.0 million on the Revolving Credit Commitment to utilize for working capital purposes. The Company capitalized debt issuance costs related to the amendment of $230,000 during the three months ended March 31, 2020.
At March 31, 2020 and December 31, 2019, the variable rate in effect for the JPMorgan Credit Agreement was the London Interbank Offered Rate due to a repricing option. The applicable interest rate on the Revolving Credit Commitment was 3.00% and 3.81% at March 31, 2020 and December 31, 2019, respectively.
The JPMorgan Credit Agreement requires the Company to meet certain financial covenants and comply with customary affirmative and negative covenants as listed in the underlying agreement. The Company was in compliance with these covenants at March 31, 2020.
10. Related Party Transactions
Commission Revenue
The Company serves as a broker for Holding Company of the Villages, Inc. (“Villages”), a related party entity. Commission revenue recorded as a result of these transactions was $269,000 and $310,000 for the three months ended March 31, 2020 and 2019, respectively.
Rent Expense
The Company has various agreements to lease office space from wholly-owned subsidiaries of Villages. Total rent expense incurred with respect to Villages and its wholly-owned subsidiaries was $133,000 and $124,000 for the three months ended March 31, 2020 and 2019, respectively.
The Company has various agreements to lease office space from other related parties. Total rent expense incurred with respect to related parties other than Villages was $248,000 and $149,000 for the three months ended March 31, 2020 and 2019, respectively.
11. Share-Based Compensation
During the three months ended March 31, 2020, the Company granted an aggregate of 2,298 shares of restricted stock under the BRP Group, Inc. Omnibus Incentive Plan (the “Omnibus Plan”) to its non-employee directors. These shares of restricted stock vested immediately upon issuance. In addition, the Company granted an aggregate of 7,021 shares of restricted stock under the Omnibus Plan to Colleagues who onboarded in connection with our Partnerships. These shares of restricted stock cliff vest after four years.
The Company recognizes share-based compensation expense for the Omnibus Plan net of actual forfeitures. The Company recorded share-based compensation expense of $645,000 in connection with the Omnibus Plan and Management Incentive Units for the three months ended March 31, 2020, which is included in commissions, employee compensation and benefits expense in the condensed consolidated statements of comprehensive income.

12. Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to BRP Group, Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings per share is computed giving effect to all potentially dilutive shares of Class B common stock.
The shares of Class B common stock do not share in the earnings or losses attributable to BRP Group, and therefore, are not participating securities. Accordingly, a separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been included. The 43,544,362 shares of Class B common stock have been excluded in computing diluted net earnings per share because including them on an “if-converted” basis would have an anti-dilutive effect.
The following is a calculation of the basic and diluted weighted-average number of shares of Class A common stock outstanding and earnings per share for the three months ended March 31, 2020.

(in thousands, except per share data)	For the Three Months Ended March 31, 2020
Basic earnings per share:
Net income attributable to BRP Group, Inc.	$1,468
Shares used for basic earnings per share:
Weighted-average shares of Class A common stock outstanding - basic	19,482
Basic earnings per share	$0.08

Diluted earnings per share:
Net income attributable to BRP Group, Inc.	$1,468
Shares used for diluted earnings per share:
Weighted-average shares of Class A common stock outstanding	19,482
Dilutive effect of unvested restricted shares of Class A common stock	334
Weighted-average shares of Class A common stock outstanding - diluted	19,816
Diluted earnings per share	$0.07
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Methodologies used for assets and liabilities measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019 are based on limited unobservable inputs. These methods may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis within each level of the fair value hierarchy:

(in thousands)	March 31, 2020	December 31, 2019
Level 3
Contingently returnable consideration	$258	$70
Level 3 Assets	$258	$70

Contingent earnout liabilities	$53,855	$48,769
Level 3 Liabilities	$53,855	$48,769
The Company’s contingently returnable consideration at March 31, 2020 and December 31, 2019 represents a contingent right of return from a Partner to reimburse the Company for a portion of the purchase price as part of the Partnership transaction. The fair value of the contingently returnable consideration is based on sales projections for the acquired entity, which are reassessed each reporting period. Based on the Company’s ongoing assessment of the fair value of contingently returnable consideration, the Company recorded a net increase in the estimated fair value of such asset of $188,000 for the three months ended March 31, 2020. The Company has assessed the maximum refund relating to the contingently returnable consideration to be $1.3 million at March 31, 2020.
The fair value of contingent earnout liabilities is based on sales projections for the acquired entities, which are reassessed each reporting period. Based on the Company’s ongoing assessment of the fair value of contingent earnout liability, the Company recorded a net increase in the estimated fair value of such liabilities of $1.8 million for the three months ended March 31, 2020. The Company has assessed the maximum estimated exposure to the contingent earnout liabilities to be $119.3 million at March 31, 2020.
The Company measures contingently returnable consideration and contingent earnout liabilities at fair value at each reporting period using significant unobservable inputs classified within Level 3 of the fair value hierarchy. The Company uses a probability weighted value analysis as a valuation technique to convert future estimated cash flows to a single present value amount. The significant unobservable inputs used in the fair value measurements are sales projections over the earnout period, and the probability outcome percentages assigned to each scenario. Significant increases or decreases to either of these inputs would result in a significantly higher or lower asset or liability with a higher asset capped by the contractual maximum of the contingently returnable consideration and a higher liability capped by the contractual maximum of the contingent earnout liabilities. Ultimately, the asset and liability will be equivalent to the amount settled, and the difference between the fair value estimate and amount settled will be recorded in earnings for business combinations, or as a reduction of the cost of the assets acquired for asset acquisitions. Refer to Note 3 for additional information regarding contingently returnable consideration and contingent earnout consideration recorded in connection with business acquisitions.
The fair value of the contingent earnout liabilities is based on the present value of the expected future payments to be made to Partners in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, the Company estimates the Partner’s future performance using financial projections developed by management for the Partner and market participant assumptions that were derived for revenue growth or profitability. Revenue and EBITDA growth rates generally ranged from 8% to 20%. The Company estimates future payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. These payments are discounted to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of the Partner to achieve the targets. These discount rates generally ranged from 7.75% to 18.75%. Changes in financial projections, market participant assumptions for revenue growth and profitability, or the risk-adjusted discount rate, would result in a change in the fair value of contingent consideration.

The following table sets forth a summary of the changes in the fair value of the Company’s contingently returnable consideration and contingent earnout liabilities, which are measured at fair value on a recurring basis utilizing Level 3 assumptions in their valuation:

	For the Three Months Ended March 31,
	2020		2019
(in thousands)	Contingently Returnable Consideration	Contingent Earnout Liabilities	Contingent Earnout Liabilities
Balance at beginning of period	$70	$48,769	$9,249
Fair value of contingent consideration recorded in connection with business combinations	—	3,237	—
Change in fair value of contingent consideration	188	1,849	(2,786)
Balance at end of period	$258	$53,855	$6,463
The change in fair value of contingent consideration during the three months ended March 31, 2020 and 2019 related entirely to assets and liabilities that were held at the end of the respective periods.
Fair Value of Other Financial Instruments
The fair value of the Revolving Credit Commitment is classified as Level 2 within the fair value hierarchy. Fair value is based on an estimate using a discounted cash flow analysis based on current borrowing rates for similar types of borrowing arrangements. The fair value of the Revolving Credit Commitment was approximately $58.9 million at March 31, 2020 compared to a carrying value of $60.4 million. The carrying amount of the Revolving Credit Commitment of $40.4 million approximated fair value at December 31, 2019 as a result of the JPMorgan Credit Agreement having been amended and restated at market terms on December 19, 2019.
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

•
Specialty represents a wholesale co-brokerage platform that delivers specialty insurers, professionals, individuals and niche industry businesses expanded access to exclusive specialty markets, capabilities and programs requiring complex underwriting and placement. Specialty also represents a leading technology platform, MGA of the Future, which is a national renter’s insurance product distributed via sub-agent partners and property management software providers, which has expanded distribution capabilities for new products through our wholesale and retail networks.

•	MainStreet offers personal insurance, commercial insurance and life and health solutions to individuals and businesses in their communities.

•
Medicare offers consultation for government assistance programs and solutions, including traditional Medicare and Medicare Advantage, to seniors and Medicare-eligible individuals through a network of agents.

In the Middle Market, MainStreet, and Specialty Operating Groups, the Company generates commissions and fees from insurance placement under both agency bill and direct bill arrangements. In addition, the Company generates profit sharing income in each of those segments based on either the underlying book of business or performance, such as loss ratios. In the Middle Market Operating Group only, the Company generates fees from service fee and consulting arrangements. Service fee arrangements are in place with certain customers in lieu of commission arrangements.
In the Medicare Operating Group, the Company generates commissions and fees in the form of direct bill insurance placement and marketing income. Marketing income is earned through co-branded marketing campaigns with the Company’s Insurance Company Partners.

The Company’s chief operating decision maker, the chief executive officer, uses net income before interest, taxes, depreciation, amortization, and one-time transactional-related expenses or non-recurring items to manage resources and make decisions about the business. There are no intersegment net sales that occurred during the reporting periods.
Summarized financial information concerning the Company’s Operating Groups is shown in the following tables. The “Corporate and Other” column includes any expenses not allocated to the Operating Groups and corporate-related items, including related party and third-party interest expense. Service center expenses and other overhead are allocated to the Company’s Operating Groups based on either revenue or headcount as applicable to each expense.

	For the Three Months Ended March 31, 2020
(in thousands)	Middle Market	Specialty	MainStreet	Medicare	Corporate and Other	Total
Commissions and fees	$22,032	$17,416	$8,308	$6,403	$—	$54,159
Net income (loss)	8,189	(1,689)	1,244	2,614	(5,651)	4,707

	For the Three Months Ended March 31, 2019
(in thousands)	Middle Market	Specialty	MainStreet	Medicare	Corporate and Other	Total
Commissions and fees	$16,539	$2,831	$6,531	$3,936	$—	$29,837
Net income (loss)	7,900	167	2,269	1,840	(2,434)	9,742

(in thousands)	Middle Market	Specialty	MainStreet	Medicare	Corporate and Other	Total
Total assets at March 31, 2020	$152,133	$170,922	$59,991	$33,927	$33,277	$450,250
Total assets at December 31, 2019	105,353	154,983	60,253	17,533	60,646	398,768
16. Subsequent Events
Business Partnerships
Effective April 1, 2020, the Company purchased certain assets and intellectual and intangible rights and assumed certain liabilities of Insurance Risk Partners, LLC (“IRP”) and its principals for consideration consisting of $26.6 million of cash and 814,640 LLC Units (and the corresponding 814,640 shares of Class B common stock). IRP will also have the opportunity to receive additional contingent earnout consideration in cash and Class A common stock. The IRP Partnership was made to expand the Company’s capabilities within the energy and infrastructure business. The Company has not yet completed its evaluation and determination of consideration paid, certain assets and liabilities acquired, or treatment of this transaction as either a business combination or asset acquisition in accordance with Topic 805.
Effective May 1, 2020, the Company purchased certain assets and intellectual and intangible rights and assumed certain liabilities of Pendulum, LLC. The Partnership was made to expand the Company's specialty risk consulting capabilities in the long-term care and senior living markets. The Company has not yet completed its evaluation and determination of consideration paid, certain assets and liabilities acquired, or treatment of this transaction as either a business combination or asset acquisition in accordance with Topic 805.
Effective May 1, 2020, the Company purchased certain assets and intellectual and intangible rights and assumed certain liabilities of Southern Protective Group, LLC. The Partnership was made to expand the Company's risk consulting capabilities in the medical malpractice market. The Company has not yet completed its evaluation and determination of consideration paid, certain assets and liabilities acquired, or treatment of this transaction as either a business combination or asset acquisition in accordance with Topic 805.
Other Events
In April 2020, the Company granted an aggregate of 172,470 shares of restricted stock under the Omnibus Plan to its non-employee directors, executives and other qualifying Colleagues.
On April 1, 2020, the Company borrowed an additional $24.5 million on the Revolving Credit Commitment to fund the IRP Partnership. On April 28, 2020, the Company converted $10.0 million of its borrowings previously drawn on the Revolving Credit Commitment for working capital purposes to utilize such proceeds for funding Partnerships that closed on May 1, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A. Risk Factors and Note Regarding Forward-Looking Statements included elsewhere in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K.
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
We represent over 450,000 Clients across the United States and internationally. Our more than 700 Colleagues include approximately 200 Risk Advisors, who are fiercely independent, relentlessly competitive and “insurance geeks.” We have over 50 offices, all of which are equipped to provide diversified products and services to empower our clients at every stage through our four Operating Groups.

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
The insurance brokerage market is seasonal and our results of operations are somewhat affected by seasonal trends. Our Adjusted EBITDA and Adjusted EBITDA Margins are typically highest in the first quarter and lowest in the fourth quarter. This variation is primarily due to fluctuations in our revenues, while overhead remains consistent throughout the year. Our revenues are generally highest in the first quarter due to the impact of contingent payments received in the first quarter from Insurance Company Partners that we cannot readily estimate before receipt without the risk of significant reversal and a higher degree of first quarter policy commencements and renewals in Medicare and certain Middle Market lines of business such as employee benefits and commercial. In addition, a higher proportion of our first quarter revenue is derived from our highest margin businesses. As discussed further below, the COVID-19 pandemic may skew these general trends due to reduced amounts of new business and reductions in business from existing Clients related to the pandemic.
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
We completed four Partnerships for an aggregate purchase price of $59.7 million during the three months ended March 31, 2020 and one Partnership for an aggregate purchase price of $37.0 million during the three months ended March 31, 2019. The most significant Partnerships that we have completed during 2020 are discussed in greater detail below. For additional information on the Partnerships that we have completed during 2020, see Note 3 to our condensed consolidated financial statements included in Part I, Item 1. Financial Statements of this report.
Effective January 1, 2020, we purchased certain assets and intellectual and intangible rights and assumed certain liabilities of Lanier, a Middle Market Partner for cash consideration of $24.5 million and fair value of noncontrolling interest of $6.1 million and fair value of contingent earnout consideration of $1.6 million. The Partnership was made to expand our Middle Market presence in the healthcare, higher education, construction, property and non-profit businesses throughout Florida and other states.
Effective January 1, 2020, we purchased certain assets and intellectual and intangible rights and assumed certain liabilities of Highland, a Specialty Partner, for cash consideration of $6.6 million, fair value of noncontrolling interest of $4.5 million and fair value of contingent earnout consideration of $788,000. The Partnership was made to expand our Specialty presence in the healthcare and cyber insurance businesses and to add capabilities within the real estate business.
NOVEL CORONAVIRUS (COVID-19)
In March 2020, the World Health Organization declared a novel strain of the coronavirus, COVID-19, a pandemic. This COVID-19 outbreak has become increasingly widespread and severely restricted the level of economic activity around the world. In response to this outbreak, the governments of many countries, states, cities and other geographic regions, including in the United States, have taken preventive or protective actions, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forgo their time outside of their homes. In the United States, temporary closures of businesses have been ordered and numerous other businesses have temporarily closed voluntarily.
Our Clients and Colleagues are our first priority and we have taken steps to ensure their safety by implementing a remote work environment for the majority of our Colleagues without disruption to Client service. We have funded the BRP True North Colleague Fund to assist with relief for COVID-19 and other qualifying disasters for our Colleagues experiencing extraordinary hardship. We are currently matching Colleague donations dollar-for dollar.
We intend to continue to execute on our strategic plans and operational initiatives during the pandemic. However, given the uncertainty regarding the spread and severity of COVID-19, the duration and scope of the government shutdowns, the nature of societal responses and the adverse effects on the national and global economy, the related financial impact on our business cannot be accurately predicted at this time. The national and global economies have rapidly contracted as a result of COVID-19. The decreased level of economic activity is leading to, and is likely to continue to lead to, a decline in exposure units and rising unemployment. In addition, the uncertainties associated with the protective and preventive measures being put in place or recommended by both governmental entities and other businesses, among other uncertainties, may result in delays or modifications to our plans and initiatives. See Part II, Item 1A. “Risk Factors - The ongoing novel coronavirus (COVID-19) pandemic could result in declines in business and increases in claims that could adversely affect our business, financial condition and results of operations.”
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements for the three months ended March 31, 2020 and the related notes and other financial information included elsewhere in this report. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under Part II, Item 1A. Risk Factors.

The following is a discussion of our consolidated results of operations for each of the three months ended March 31, 2020 and 2019.

	For the Three Months Ended March 31,
(in thousands)	2020	2019	Variance
Revenues:
Commissions and fees	$54,159	$29,837	$24,322

Operating expenses:
Commissions, employee compensation and benefits	34,548	16,286	18,262
Other operating expenses	8,885	4,002	4,883
Amortization expense	3,596	876	2,720
Change in fair value of contingent consideration	1,661	(2,786)	4,447
Depreciation expense	165	127	38
Total operating expenses	48,855	18,505	30,350

Operating income	5,304	11,332	(6,028)

Interest expense, net	(585)	(1,590)	1,005

Income before income taxes	4,719	9,742	(5,023)
Income tax provision	12	—	12
Net income	4,707	9,742	(5,035)
Less: net income attributable to noncontrolling interests	3,239	9,742	(6,503)
Net income attributable to BRP Group, Inc.	$1,468	$—	$1,468
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
Commissions and fees increased by $24.3 million for the three months ended March 31, 2020 as compared to the same period of 2019. This increase was primarily attributable to commissions and fees attributable to Partners acquired during 2019 and 2020 prior to their having reached the twelve-month owned mark (such commissions and fees, the “Partnership Contribution”), which accounted for $22.9 million commissions and fees, in addition to $1.5 million of organic growth.

Major Sources of Commissions and Fees
The following table sets forth our commissions and fees by major source by amount for the periods indicated:

	For the Three Months Ended March 31,
(in thousands)	2020	2019	Variance
Direct bill revenue	$28,109	$19,602	$8,507
Agency bill revenue	16,429	4,570	11,859
Profit-sharing revenue	5,124	4,453	671
Policy fee and installment fee revenue	3,382	—	3,382
Consulting and service fee revenue	715	647	68
Other income	400	565	(165)
Total commissions and fees	$54,159	$29,837	$24,322
Direct bill revenue represents commission revenue earned by providing insurance placement services to clients, primarily for private risk management, commercial risk management, employee benefits and Medicare insurance types. Direct bill revenue increased by $8.5 million for the three months ended March 31, 2020 as compared to the same period of 2019. This increase was primarily attributable to the Partnership Contribution, which accounted for $6.9 million direct bill revenue, in addition to organic growth. Organic growth for direct bill revenue was negatively impacted by $0.2 million as a result of incremental cancellation reserves related to COVID-19.
Agency bill revenue primarily represents commission revenue earned by providing insurance placement services to clients wherein we act as an agent on behalf of the Client. Agency bill revenue increased by $11.9 million for the three months ended March 31, 2020 as compared to the same period of 2019. This increase was primarily attributable to the Partnership Contribution, which accounted for $11.1 million agency bill revenue, in addition to organic growth. Organic growth for agency bill revenue was negatively impacted by $0.1 million as a result of incremental cancellation reserves related to COVID-19.
Profit-sharing revenue represents bonus-type revenue that is earned by us as a sales incentive provided by certain Insurance Company Partners. Profit-sharing revenue increased by $0.7 million for the three months ended March 31, 2020 as compared to the same period of 2019. This increase was primarily attributable to the Partnership Contribution, which accounted for $1.3 million profit-sharing revenue, offset in part by a decrease of $0.6 million in profit sharing revenue generated by legacy businesses as a result of expected higher loss ratios in our Middle Market and MainStreet Operating Groups. We expect higher loss ratios to continue to reduce contingent revenue for our MainStreet business through June 2020 and increase base commissions and fees towards the end of 2020 and into 2021.
Policy fee and installment fee revenue represents revenue earned for acting in the capacity of an MGA and providing payment processing and services and other administrative functions on behalf of Insurance Company Partners. We earned $3.4 million of policy fee and installment fee revenue during the three months ended March 31, 2020 from our “MGA of the Future,” which was acquired April 1, 2019 and resides in our Specialty Operating Group.
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
Commissions, employee compensation and benefits expenses increased by $18.3 million for the three months ended March 31, 2020 as compared to the same period of 2019. This increase was primarily attributable to the Partnership Contribution, which accounted for $14.5 million commissions, employee compensation and benefits. In addition, we had increased compensation of $1.6 million as a result of 2019 hiring for new roles necessary as a public company and $1.0 million related to share-based compensation expense.

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
Other operating expenses increased by $4.9 million for the three months ended March 31, 2020 as compared to the same period of 2019. This increase was primarily attributable to operating expenses such as additional rent and increased software costs, professional fees, travel, and other expenses from the Partnership Contribution, which accounted for $2.0 million other operating expenses. In the first quarter of 2020, we had public company costs of $0.7 million and higher professional fees related to being a public company.
Amortization Expense
Amortization expense increased by $2.7 million for the three months ended March 31, 2020 as compared to the same period of 2019. This increase was driven by amortization of $1.8 million related to intangible assets capitalized in connection with the Millennial Specialty Insurance LLC “MSI” Partner, in addition to amortization related to other Partners acquired since the first quarter of 2019.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration was $1.7 million for the three months ended March 31, 2020 as compared to $(2.8) million for the same period of 2019. The change in fair value of contingent consideration results from fluctuations in the value of the relevant measurement basis, normally revenue or EBITDA, of our Partners. We had significantly higher estimates for the contingent earnout liabilities of the MSI and Foundation Insurance of Florida, LLC (“Foundation Insurance”) Partners during the first quarter of 2020 related to growth of their business during the period under consolidation. We had lower estimates for the contingent earnout liabilities of certain Partners during the first quarter of 2019, particularly in the Middle Market business.
Interest Expense, Net
Interest expense, net decreased by $1.0 million for the three months ended March 31, 2020 as compared to the same period of 2019. This decrease was attributable to a lower overall debt balance during the first quarter of 2020 compared to the same period of 2019 as a result of our having paid off one of our credit facilities in October 2019 in connection with our initial public offering.
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
Adjusted EBITDA eliminates the effects of financing, depreciation, amortization and change in fair value of contingent consideration. We define Adjusted EBITDA as net income (loss) before interest, taxes, depreciation, amortization, change in fair value of contingent consideration and certain items of income and expense, including share-based compensation expense, transaction-related expenses related to Partnerships including severance, and certain non-recurring costs, including those related to our initial public offering and loss on modification and extinguishment of debt. We believe that Adjusted EBITDA is an appropriate measure of operating performance because it eliminates the impact of expenses that do not relate to business performance, and that the presentation of this measure enhances an investor’s understanding of our financial performance.

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
We calculate Organic Revenue Growth based on commissions and fees for the relevant period by excluding the first twelve months of commissions and fees generated from new Partners. Organic Revenue Growth is the change in Organic Revenue period-to-period, with prior period results adjusted for Organic Revenues that were excluded in the prior period because the relevant Partners had not yet reached the twelve-month owned mark, but which have reached the twelve-month owned mark in the current period. For example, revenues from a Partner acquired on June 1, 2019 are excluded from Organic Revenue for 2019. However, after June 1, 2020, results from June 1, 2019 to December 31, 2019 for such Partners are compared to results from June 1, 2020 to December 31, 2020 for purposes of calculating Organic Revenue Growth in 2020. Organic Revenue Growth is a key metric used by management and our board of directors to assess our financial performance. We believe that Organic Revenue and Organic Revenue Growth are appropriate measures of operating performance as they allow investors to measure, analyze and compare growth in a meaningful and consistent manner.
Adjusted Net Income is presented for the purpose of calculating Adjusted Diluted EPS. We define Adjusted Net Income as net income (loss) adjusted for amortization, change in fair value of contingent consideration and certain items of income and expense, including costs related to our initial public offering, share-based compensation expense, transaction-related expenses related to Partnerships including severance, and certain non-recurring costs that, in the opinion of management, significantly affect the period-over-period assessment of operating results, and the related tax effect of those adjustments.
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

Adjusted EBITDA and Adjusted EBITDA Margin
The following table reconciles Adjusted EBITDA and Adjusted EBITDA Margin to net income, which we consider to be the most directly comparable GAAP financial measure to Adjusted EBITDA and Adjusted EBITDA Margin:

	For the Three Months Ended March 31,
(in thousands, except percentages)	2020	2019
Commissions and fees	$54,159	$29,837

Net income	$4,707	$9,742
Adjustments to net income:
Amortization expense	3,596	876
Change in fair value of contingent consideration	1,661	(2,786)
Share-based compensation	1,139	130
Interest expense, net	585	1,590
Depreciation expense	165	127
Transaction-related Partnership expenses	1,848	257
Severance related to Partnership activity	53	—
Offering expenses	—	38
Income tax provision	12	—
Other	266	155
Adjusted EBITDA	$14,032	$10,129
Adjusted EBITDA Margin	26%	34%
Organic Revenue and Organic Revenue Growth
The following table reconciles Organic Revenue to commissions and fees, which we consider to be the most directly comparable GAAP financial measure to Organic Revenue:

	For the Three Months Ended March 31,
(in thousands, except percentages)	2020	2019
Commissions and fees	$54,159	$29,837
Partnership commissions and fees (1)	(22,868)	(5,358)
Organic Revenue	$31,291	$24,479
Organic Revenue Growth (2)	$1,454	$2,693
Organic Revenue Growth % (2)	5%	12%
__________

(1)	Includes the first twelve months of such commissions and fees generated from newly acquired Partners.

(2)
Organic Revenue for the three months ended March 31, 2019 used to calculate Organic Revenue Growth for the three months ended March 31, 2020 was $29.8 million, which is adjusted to reflect revenues from Partnerships that reached the twelve-month owned mark during the three months ended March 31, 2020.

Adjusted Net Income and Adjusted Diluted EPS
The following table reconciles Adjusted Net Income to net income attributable to BRP Group, Inc. and reconciles Adjusted Diluted EPS to diluted earnings per share attributable to BRP Group, Inc. Class A common stock:

(in thousands, except per share data)	For the Three Months Ended March 31, 2020
Net income attributable to BRP Group, Inc.	$1,468
Net income attributable to noncontrolling interests	3,239
Amortization expense	3,596
Change in fair value of contingent consideration	1,661
Share-based compensation	1,139
Transaction-related Partnership expenses	1,848
Amortization of deferred financing costs	76
Severance related to Partnership activity	53
Other	266
Adjusted pre-tax income	13,346
Adjusted income taxes (1)	1,321
Adjusted Net Income	$12,025

Weighted-average shares of Class A common stock outstanding - diluted	19,816
Exchange of Class B shares (2)	43,541
Adjusted dilutive weighted-average shares outstanding	63,357

Adjusted Diluted EPS	$0.19

Diluted earnings per share	$0.07
Effect of exchange of Class B shares and net income attributable to noncontrolling interests per share	—
Other adjustments to net income per share	0.14
Adjusted income taxes per share	(0.02)
Adjusted Diluted EPS	$0.19
___________

(1)	Represents corporate income taxes at assumed effective tax rate of 9.9% applied to adjusted pre-tax income.

(2)	Assumes the full exchange of Class B shares for Class A common stock pursuant to the Amended LLC Agreement.

RESULTS OF OPERATIONS BY OPERATING GROUP
Commissions and Fees
In the Middle Market, MainStreet and Specialty Operating Groups, the Company generates commissions and fees from insurance placement under both agency bill and direct bill arrangements. In addition, the Company generates profit-sharing income in each of those segments based on either the underlying Book of Business or performance, such as loss ratios. In the Middle Market Operating Group only, the Company generates fees from service fee and consulting arrangements. Service fee arrangements are in place with certain customers in lieu of commission arrangements.
In the Medicare Operating Group, BRP generates commissions and fees in the form of direct bill insurance placement and marketing income. Marketing income is earned through co-branded marketing campaigns with the Company’s Insurance Company Partners.
The following table sets forth our commissions and fees by Operating Group by amount and as a percentage of our commissions and fees:

	For the Three Months Ended March 31,
	2020		2019		Variance
(in thousands)	Amount	Percent of Business	Amount	Percent of Business	Amount	Percent Change from Prior Year
Commissions and fees by Operating Group
Middle Market	$22,032	41%	$16,539	55%	$5,493	33%
Specialty	17,416	32%	2,831	9%	14,585	n/m
MainStreet	8,308	15%	6,531	22%	1,777	27%
Medicare	6,403	12%	3,936	13%	2,467	63%
	$54,159		$29,837		$24,322
__________

n/m	not meaningful
Commissions and fees increased across all Operating Groups for the three months ended March 31, 2020 as compared to the same period of 2019. These increases were primarily attributable to the Partnership Contribution, which accounted for $5.0 million, $13.9 million, $1.4 million and $2.6 million commissions and fees in the Middle Market, Specialty, MainStreet and Medicare Operating Groups, respectively, during 2020. The remaining variances are attributable to organic growth. Our Middle Market Operating Group is most likely to feel the impact of the pandemic should the economic contraction persist and businesses act to further reduce their workforces.
The Specialty Operating Group had higher contingent revenue related to organic growth during the first quarter of 2020 as a result of its 2019 Partnership, while the Middle Market and MainStreet Operating Groups had lower contingent revenue related to organic growth during the same period related to poor loss trends in our Florida-based personal lines businesses and private risk business in 2019. We expect higher loss ratios to continue to reduce contingent revenue for our MainStreet business through June 2020 and increase base commissions and fees towards the end of 2020 and into 2021 for those Operating Groups.
Policies in force for Specialty’s MSI Partnership grew by 107,147, or 36%, to 401,520 at March 31, 2020 from 294,373 at March 31, 2019. Since the MSI Partnership was not completed until April 2019, the 36% policies in force growth was calculated including periods during which MSI was not owned by the Company.

Commissions, Employee Compensation and Benefits
The following table sets forth our commissions, employee compensation and benefits by Operating Group by amount and as a percentage of our commissions, employee compensation and benefits:

	For the Three Months Ended March 31,
	2020		2019		Variance
(in thousands)	Amount	Percent of Business	Amount	Percent of Business	Amount	Percent Change from Prior Year
Commissions, employee compensation and benefits by Operating Group
Middle Market	$12,620	37%	$8,596	53%	$4,024	47%
Specialty	12,801	37%	2,553	16%	10,248	n/m
MainStreet	3,962	11%	3,083	19%	879	29%
Medicare	3,016	9%	1,688	10%	1,328	79%
Corporate and Other	2,149	6%	366	2%	1,783	n/m
	$34,548		$16,286		$18,262
__________

n/m	not meaningful
Commissions, employee compensation and benefits expenses increased across all Operating Groups for the three months ended March 31, 2020 as compared to the same period of 2019. These increases were primarily attributable to the Partnership Contribution, which accounted for $2.9 million, $9.7 million, $0.7 million and $1.2 million commissions, employee compensation and benefits expenses in the Middle Market, Specialty, MainStreet and Medicare Operating Groups, respectively, during 2020. Commissions, employee compensation and benefits expenses also increased throughout the four Operating Groups as a result of continued investments in Growth Services to support our growth, which costs are allocated among the Operating Groups.
Commissions, employee compensation and benefits expenses for Corporate and Other increased as a result of hiring new roles necessary as a public company and due to $1.0 million of additional share-based compensation expense incurred during 2020.
Other Operating Expenses
The following table sets forth our other operating expenses by Operating Group by amount and as a percentage of our other operating expenses:

	For the Three Months Ended March 31,
	2020		2019		Variance
(in thousands)	Amount	Percent of Business	Amount	Percent of Business	Amount	Percent Change from Prior Year
Other operating expenses by Operating Group
Middle Market	$2,741	31%	$1,792	45%	$949	53%
Specialty	1,483	17%	355	9%	1,128	318%
MainStreet	997	11%	926	23%	71	8%
Medicare	790	9%	473	12%	317	67%
Corporate and Other	2,874	32%	456	11%	2,418	n/m
	$8,885		$4,002		$4,883
__________

n/m	not meaningful

Other operating expenses increased across all Operating Groups for the three months ended March 31, 2020 as compared to the same period of 2019. These increases were primarily attributable to the Partnership Contribution, which accounted for $0.7 million, $1.0 million, $0.1 million and $0.2 million other operating expenses in the Middle Market, Specialty, MainStreet and Medicare Operating Groups, respectively, during 2020. The remainder of the increases in the four Operating Groups were driven by organic growth.
Other operating expenses in Corporate and Other, including professional fees, insurance, colleague education, travel and dues and subscriptions, increased primarily as a result of being a public company.
Amortization Expense
The following table sets forth our amortization by Operating Group by amount and as a percentage of our amortization:

	For the Three Months Ended March 31,
	2020		2019		Variance
(in thousands)	Amount	Percent of Business	Amount	Percent of Business	Amount	Percent Change from Prior Year
Amortization by Operating Group
Middle Market	$571	16%	$301	34%	$270	90%
Specialty	2,366	66%	267	30%	2,099	n/m
MainStreet	431	12%	194	22%	237	122%
Medicare	225	6%	96	11%	129	134%
Corporate and Other	3	—%	18	2%	(15)	(83)%
	$3,596		$876		$2,720
__________

n/m	not meaningful
Amortization expense increased across all Operating Groups for the three months ended March 31, 2020 as compared to the same period of 2019. These increases were driven by intangible assets capitalized in connection with Partners acquired since the first quarter of 2019 across all Operating Groups.
Change in Fair Value of Contingent Consideration
The following table sets forth our change in fair value of contingent consideration by Operating Group by amount and as a percentage of our change in fair value of contingent consideration:

	For the Three Months Ended March 31,
	2020		2019		Variance
(in thousands)	Amount	Percent of Business	Amount	Percent of Business	Amount	Percent Change from Prior Year
Change in fair value of contingent consideration by Operating Group
Middle Market	$(2,166)	(130)%	$(2,118)	76%	$(48)	2%
Specialty	2,447	147%	(518)	19%	2,965	n/m
MainStreet	1,627	98%	15	(1)%	1,612	n/m
Medicare	(247)	(15)%	(165)	6%	(82)	50%
	$1,661		$(2,786)		$4,447
__________

n/m	not meaningful
The change in fair value of contingent consideration results from fluctuations in the value of the relevant measurement basis, normally revenue or EBITDA of our Partners. The Specialty and MainStreet Operating Groups recorded losses of $2.1 million and $1.4 million, respectively, during the first quarter of 2020 as a result of higher estimates for the contingent consideration liabilities of the MSI and Foundation Insurance Partnerships related to growth of business.

LIQUIDITY AND CAPITAL RESOURCES
Our primary liquidity needs for the foreseeable future will include cash to (i) provide capital to facilitate the organic growth of our business and to fund future Partnerships, (ii) pay operating expenses, including cash compensation to our employees and expenses related to being a public company, (iii) make payments under the Tax Receivable Agreement, (iv) pay interest and principal due on borrowings under the JPMorgan Credit Agreement, (v) pay contingent earnout liabilities, and (vi) pay income taxes. We have historically financed our operations and funded our debt service and distributions to our owners through the sale of our insurance products and services. In addition, we financed significant cash needs to fund growth through the acquisition of Partners through debt financing.
As of March 31, 2020, our cash and cash equivalents were $52.1 million. We believe that our cash and cash equivalents, cash flow from operations and available borrowings under the JPMorgan Credit Agreement will be sufficient to fund our working capital and meet our commitments for the foreseeable future. However, we expect that we will require additional funding to continue to execute on our Partnership strategy. Such funding could include the incurrence of additional debt or the issuance of equity. Additional funds may not be available on a timely basis, on favorable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term Partnership strategy. If we are not able to raise funds when needed, we could be forced to delay or reduce the number of Partnerships that we complete.
See Part II, Item 1A. “Risk Factors - The ongoing novel coronavirus (COVID-19) pandemic could result in declines in business and increases in claims that could adversely affect our business, financial condition and results of operations.”
JPMorgan Credit Agreement
As of March 31, 2020, we had an aggregate borrowing capacity of $300.0 million under the revolving credit commitment (the “Revolving Credit Commitment”) of the JPMorgan Credit Agreement, which matures on September 23, 2024 and of which no more than $65.0 million is available for working capital purposes and the entirety of which is available to fund acquisitions permitted under the JPMorgan Credit Agreement. On March 12, 2020, we drew $20.0 million on the Revolving Credit Commitment to utilize for working capital purposes in anticipation of the potential effects of the COVID-19 pandemic. The outstanding balance of the Revolving Credit Commitment was $60.4 million at March 31, 2020. On April 28, 2020, the Company converted $10.0 million of its borrowings previously drawn on the Revolving Credit Commitment for working capital purposes to utilize such proceeds for funding Partnerships closed on May 1, 2020.
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
At March 31, 2020 and December 31, 2019, the variable rate in effect for the JPMorgan Credit Agreement was the London Interbank Offered Rate (“LIBOR”) due to a pricing option and the applicable interest rate on the Revolving Credit Commitment was 3.00% and 3.81%, respectively.
The JPMorgan Credit Agreement contains covenants that, among other things, restrict our ability to make certain restricted payments, incur additional debt, engage in certain asset sales, mergers, acquisitions or similar transactions, create liens on assets, engage in certain transactions with affiliates, change our business, make certain investments or restrict BRP’s ability to make dividends or other distributions to BRP Group.

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
Contractual Obligations
The following table represents our contractual obligations, aggregated by type, at March 31, 2020:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases (1)	$46,416	$5,967	$12,294	$9,956	$18,199
Debt obligations payable (2)	68,512	1,811	3,622	63,079	—
Maximum future acquisition contingency payments (3)	119,325	23,709	94,678	938	—
Total	$234,253	$31,487	$110,594	$73,973	$18,199
__________

(1)	The Company leases facilities and equipment under noncancelable operating leases. Rent expense was $1.2 million and $0.9 million for the three months ended March 31, 2020 and 2019, respectively.

(2)	Represents scheduled debt obligations and estimated interest payments.

(3)	Includes $53.9 million of current and noncurrent estimated contingent earnout liabilities at March 31, 2020.
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
We entered into a Tax Receivable Agreement on October 28, 2019 (the “Tax Receivable Agreement”) that provides for the payment by us to the parties to the Tax Receivable Agreement of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of (i) any increase in tax basis in BRP Group’s assets and (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the tax receivable agreement.
During the three months ended March 31, 2020, no distributions or redemptions were made that triggered an increase in BRP Group’s tax basis.
SOURCES AND USES OF CASH
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated:

	For the Three Months Ended March 31,
(in thousands)	2020	2019	Variance
Net cash provided by operating activities	$4,971	$4,865	$106
Net cash used in investing activities	(39,888)	(36,188)	(3,700)
Net cash provided by financing activities	19,811	34,122	(14,311)
Net increase (decrease) in cash and cash equivalents and restricted cash	(15,106)	2,799	(17,905)
Cash and cash equivalents and restricted cash at beginning of period	71,071	7,995	63,076
Cash and cash equivalents and restricted cash at end of period	$55,965	$10,794	$45,171

Operating Activities
The primary sources and uses of cash for operating activities are net income adjusted for non-cash items and changes in assets and liabilities, or operating working capital. Net cash provided by operating activities increased $106,000 for the three months ended March 31, 2020 as compared to the same period of 2019 driven by a net increase in net income adjusted for non-cash items, offset in part by a net decrease in cash flows provided by growing receivable balances and losses in revenues from profit-sharing and fees.
Investing Activities
The primary sources and uses of cash for investing activities relate to cash consideration paid for business combinations and asset acquisitions, as well as capital expenditures. Net cash used in investing activities increased $3.7 million for the three months ended March 31, 2020 as compared to the same period of 2019. Cash consideration paid for business combinations and asset acquisitions increased $3.7 million primarily as a result of the four Partnerships we completed during 2020.
Financing Activities
The primary sources and uses of cash for financing activities relate to the issuance of our Class A common stock, borrowings from and repayment to our credit agreements, payment of debt issuance costs, payment of contingent and guaranteed earnout consideration, distributions and contributions, and other equity transactions. Net cash provided by financing activities decreased $14.3 million for the three months ended March 31, 2020 as compared to the same period of 2019. Net cash provided by borrowings from our Credit Agreements to fund acquisitions decreased $28.8 million primarily as a result of borrowings to fund the Lykes Insurance, Inc. Partnership during the first quarter of 2019, offset in part by drawing $20.0 million on the Revolving Credit Commitment to utilize for working capital purposes in anticipation of the potential effects of the COVID-19 pandemic during the first quarter of 2020. This decrease in cash was offset in part by cash payments of $12.5 million related to the repurchase of membership interests from members during 2019.
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
There have been no material changes in our critical accounting policies during the three months ended March 31, 2020 as compared to those disclosed in the Critical Accounting Estimates section under Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K filed with the SEC on March 24, 2020.
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

RECENT ACCOUNTING PRONOUNCEMENTS
Please refer to Note 1 to our condensed consolidated financial statements included in Part I, Item 1. Financial Statements of this report for a discussion of recent accounting pronouncements that may impact us.
ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential loss arising from adverse changes in market rates and prices, such as premium amounts, interest rates and equity prices. We are exposed to market risk through our investments and borrowings under the JPMorgan Credit Agreement.
Our invested assets are held primarily as cash and cash equivalents, restricted cash, certificates of deposit, U.S. treasury securities and professionally managed short duration fixed income funds. These investments are subject to interest rate risk. The fair values of our invested assets at March 31, 2020 and December 31, 2019 approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.
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
At March 31, 2020, we had $60.4 million of borrowings outstanding under the JPMorgan Credit Agreement, which bears interest on a floating basis tied to either the prime rate or one of various other variable rates as defined in the JPMorgan Credit Agreement, and therefore is subject to changes in the associated interest expense. At March 31, 2020, the variable rate in effect for the JPMorgan Credit Agreement was LIBOR. Based on an increase of 25 and 50 basis points in the LIBOR at March 31, 2020 and the balance outstanding at such time, our annual interest expense for the JPMorgan Credit Agreement would have increased by $151,000 and $302,000, respectively.
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weaknesses in internal control over financial reporting described in this report, our disclosure controls and procedures were not effective as of March 31, 2020.
We previously reported four material weaknesses in the design and operation of our internal control over financial reporting that were identified in connection with the audit of our fiscal year 2018 consolidated financial statements. A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. The material weaknesses relate to (i) lack of sufficient number of personnel with the appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately; (ii) insufficient policies and procedures to achieve complete and accurate financial accounting, reporting and disclosures; (iii) insufficient policies and procedures to review, analyze, account for and disclose complex transactions; and (iv) failure to design and maintain controls over the operating effectiveness of information technology. During the quarter ended March 31, 2020, we continued the process of planning and implementing a number of steps to enhance our internal control over financial reporting and to address these material weaknesses, including the hiring of key personnel in the accounting department with technical accounting and financial reporting experience and have enhanced our internal review procedures during the financial statement close process. We are continuing to document and improve our processes, implement internal controls procedures and design and implement IT general computer controls. These material weaknesses still exist at March 31, 2020.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.
ITEM 1A. RISK FACTORS
There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 24, 2020 except as described below.
The ongoing novel coronavirus (COVID-19) pandemic could result in declines in business and increases in claims that could adversely affect our business, financial condition and results of operations.
In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States, and has been declared a pandemic by the World Health Organization. The global outbreak of COVID-19 has created significant volatility, uncertainty and economic disruption and continues to rapidly evolve. The extent to which COVID-19 impacts our business will depend on future developments in the United States, which are highly uncertain and cannot be predicted with confidence, including:

•	the ultimate geographic spread and severity of COVID-19;

•	the duration and scope of the pandemic;

•	business closures, travel restrictions, social distancing and other governmental, business and individuals’ actions that have been and continue to be taken to contain and treat COVID-19;

•	the effectiveness of actions taken in the United States and other countries to contain and treat the virus;

•	the impact of the pandemic on economic activity and actions taken in response;

•	the ability of our Clients to pay their insurance premiums which could impact our commission and fee revenues for our services;

•	the nature and extent of possible claims that might impact the ability of underwriting enterprises to pay supplemental and contingent commissions;

•	any increase in the incidence or severity of E&O claims against us; and

•	any impairment in value of our tangible or intangible assets which could be recorded as a result of weaker economic conditions.
As the COVID-19 outbreak and any associated protective or preventive measures continue to spread in the United States and around the world, we may experience disruptions to our business, including:

•
our Clients choosing to limit purchases of insurance due to declining business conditions, our Clients ceasing their business operations on a temporary or permanent basis, and a reduction in our Client’s insurable exposure units (such as headcount, payroll, properties, market values of their assets, and plant, equipment and other asset utilization levels, among other factors), all of which would inhibit our ability to generate commission revenue and other revenue based on premiums placed;

•
a delay in cash payments to us from our Clients or Insurance Company Partners due to COVD-19 (including any delays caused by “grace periods” on the collection of insurance premiums declared or proposed by governmental entities), which could negatively impact our liquidity and financial condition;

•	travel restrictions and quarantines leading to a lack of in-person meetings, which would hinder our ability to establish relationships or originate new business; and

•	alternative working arrangements, including Colleagues working remotely, which could negatively impact our business should such arrangements remain for an extended period of time.
We cannot predict the impact that COVID-19 will have on our Clients, Insurance Company Partners, suppliers or other third party contractors, and any material effect on these parties or their financial condition, could adversely impact us.

In addition, if the pandemic continues to create disruptions or turmoil in the credit or financial markets, it could adversely affect our ability to access capital on favorable terms, or at all, and continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted.
These and other developments and disruptions related to COVID-19 could materially and adversely affect our business, financial condition and results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
The following list sets forth information regarding all unregistered securities sold or issued by us in the three months ended March 31, 2020. No underwriters were involved in these sales. There was no general solicitation of investors or advertising, and we did not pay or give, directly or indirectly, any commission or other remuneration, in connection with the offering of these securities. In the transaction described below, the recipients of the securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in this transaction.

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
Use of Proceeds
On October 23, 2019, our registration statement on Form S-1 (File No. 333-233908) was declared effective by the SEC in connection with our initial public offering. At the closing of our initial public offering on October 28, 2019, we sold 18,859,300 shares of Class A common stock including 2,459,300 shares pursuant to the underwriters’ over-allotment option, which subsequently settled on November 26, 2019, at an initial public offering price of $14.00 per share and received gross proceeds of $264.0 million, which resulted in net proceeds to us of $246.2 million, after deducting underwriting discounts and commissions of $17.8 million and before fees and expenses incurred in connection with our initial public offering. J.P. Morgan Securities LLC, BofA Securities, Inc., Jefferies LLC, Wells Fargo Securities, LLC, Raymond James & Associates, Inc. and Keefe, Bruyette & Woods, Inc. acted as underwriters for our initial public offering.
We used the net proceeds from our initial public offering to acquire 14,000,000 newly-issued LLC Units from BRP, 1,800,000 LLC Units from Lowry Baldwin, our Chairman, and 600,000 LLC Units from Villages Invesco, one of our significant shareholders, at a purchase price per LLC Unit equal to the initial public offering price of Class A common stock after underwriting discounts and commissions.
BRP used a portion of the proceeds from the sale of LLC Units to BRP Group as follows: (i) $4.8 million to pay net fees and expenses incurred in connection with the Initial Public Offering and the Reorganization Transactions and (ii) $89.0 million to repay in full the outstanding indebtedness and accrued interest under the Villages Credit Agreement.
During January and February 2020, we used $44.3 million of the proceeds to fund the consideration for four Partnerships and during April and May 2020, we used $36.0 million of the proceeds to fund the consideration for three Partnerships.
Other than the net proceeds used to repay the Villages Credit Agreement as described above and to acquire 1,800,000 LLC Units from Lowry Baldwin, our Chairman, and 600,000 LLC Units from Villages Invesco, one of our significant shareholders, none of the net proceeds from our initial public offering were used to make payments, directly or indirectly, to (i) any of our directors, officers or their associates, (ii) any persons owning 10% or more of our common shares or (iii) any of our affiliates.

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

BRP GROUP, INC.

Date: May 13, 2020	By:	/s/ Trevor L. Baldwin
Trevor L. Baldwin
Chief Executive Officer

Date: May 13, 2020	By:	/s/ Kristopher A. Wiebeck
Kristopher A. Wiebeck
Chief Financial Officer