Form 10-Q
period 2020-06-30
BRP Group, Inc.
filed 2020-08-13
CIK 1781755

_____________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of outstanding shares of the registrant’s Class A common stock, $0.01 par value, as of August 7, 2020 was approximately 33,946,172.

BRP GROUP, INC.

Note Regarding Forward-Looking Statements
We have made statements in this report, including matters discussed under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part II, Item 1. Legal Proceedings, Part II, Item 1A. Risk Factors and in other sections of this report, that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed under Part II, Item 1A. You should specifically consider the numerous risks outlined under Risk Factors in our Annual Report on Form 10-K filed with the SEC on March 24, 2020 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2020 filed with the SEC on May 13, 2020.
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

Commonly Used Defined Terms
The following terms have the following meanings throughout this Quarterly Report on Form 10-Q unless the context indicates or requires otherwise:

AgencyRM	AgencyRM LLC, a Medicare Partner effective February 1, 2020

Book of Business	Insurance policies bound by us on behalf of our Clients

Clients	Our insureds

Colleagues	Our employees

Exchange Act	Securities Exchange Act of 1934, as amended

Highland	Highland Risk Services, LLC, a Specialty Partner effective January 1, 2020

Insurance Company Partners	Insurance companies with which we have a contractual relationship

IRP	Insurance Risk Partners, LLC, a Middle Market Partner effective April 1, 2020

JPMorgan Credit Agreement
Fourth amended and restated credit agreement between Baldwin Risk Partners, LLC, as borrower, JPMorgan Chase Bank, N.A., as agent and lender, and the several banks and other financial institutions as lenders entered into on December 19, 2019, pursuant to an amendment and restatement agreement between Baldwin Risk Partners, LLC, as borrower, Cadence Bank, N.A., as existing agent and lender, JPMorgan Chase Bank, N.A., as successor agent and lender, and the several banks and other financial institutions as lenders entered into on December 19, 2019, as amended by the Incremental Facility Amendment No. 1 entered into on March 12, 2020, the Amendment No. 2 to Credit Agreement entered into on April 6, 2020 and the Incremental Facility Amendment No. 3 entered into June 18, 2020

Lanier	Lanier Upshaw, Inc., a Middle Market Partner effective January 1, 2020

MGA	Managing General Agent

Operating Groups	Our reportable segments

Partners	Companies that we have acquired, or in the case of asset acquisitions, the producers

Partnerships	Strategic acquisitions made by the Company

Pendulum	Pendulum, LLC, a Specialty Partner effective May 1, 2020

Pre-IPO LLC Members	Owners of LLC Units of Baldwin Risk Partners, LLC prior to our initial public offering

Risk Advisors	Our producers

Rosenthal	Rosenthal Bros., Inc., a Middle Market Partner effective June 1, 2020

SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

SPG	Southern Protective Group, LLC, a Middle Market Partner effective May 1, 2020,

TBA/RBA	Trinity Benefit Advisors, Inc./Russ Blakely & Associates, LLC, a Middle Market Partner effective June 1, 2020

Tax Receivable Agreement	Tax Receivable Agreement between BRP Group, Inc. and the holders of LLC Units in Baldwin Risk Partners, LLC entered into on October 28, 2019

VibrantUSA	VibrantUSA Inc., a Medicare Partner effective date of February 1, 2020

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRP GROUP, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share and per share data)	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$194,378	$67,689
Restricted cash	10,058	3,382
Premiums, commissions and fees receivable, net	102,575	58,793
Prepaid expenses and other current assets	3,205	3,019
Due from related parties	121	43
Total current assets	310,337	132,926
Property and equipment, net	6,358	3,322
Other assets	7,994	5,600
Intangible assets, net	209,453	92,450
Goodwill	335,526	164,470
Total assets	$869,668	$398,768
Liabilities, Mezzanine Equity and Stockholders’ Equity
Current liabilities:
Premiums payable to insurance companies	$110,512	$50,541
Producer commissions payable	13,223	7,470
Accrued expenses and other current liabilities	16,650	12,334
Current portion of contingent earnout liabilities	4,212	2,480
Total current liabilities	144,597	72,825
Revolving lines of credit	226,000	40,363
Contingent earnout liabilities, less current portion	74,323	46,289
Other liabilities	2,114	2,017
Total liabilities	447,034	161,494
Commitments and contingencies (Note 14)
Mezzanine equity:
Redeemable noncontrolling interest	71	23
Stockholders’ equity:
Class A common stock, par value $0.01 per share, 300,000,000 shares authorized; 33,302,477 and 19,362,984 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	333	194
Class B common stock, par value $0.0001 per share, 50,000,000 shares authorized; 45,458,763 and 43,257,738 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	4	4
Additional paid-in capital	235,520	82,425
Accumulated deficit	(10,770)	(8,650)
Notes receivable from stockholders	(573)	(688)
Total stockholders’ equity attributable to BRP Group, Inc.	224,514	73,285
Noncontrolling interest	198,049	163,966
Total stockholders’ equity	422,563	237,251
Total liabilities, mezzanine equity and stockholders’ equity	$869,668	$398,768

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

(in thousands)	June 30, 2020	December 31, 2019
Assets of Consolidated Variable Interest Entities That Can Only be Used to Settle the Obligations of Consolidated Variable Interest Entities:
Cash and cash equivalents	$60	$47
Premiums, commissions and fees receivable, net	167	75
Total current assets	227	122
Property and equipment, net	26	31
Other assets	5	7
Total assets	$258	$160
Liabilities of Consolidated Variable Interest Entities for Which Creditors Do Not Have Recourse to the Company:
Premiums payable to insurance companies	$59	$6
Producer commissions payable	1	15
Accrued expenses and other current liabilities	7	29
Total liabilities	$67	$50

See accompanying Notes to Condensed Consolidated Financial Statements.

BRP GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except share and per share data)	2020	2019	2020	2019
Revenues:
Commissions and fees	$51,268	$33,060	$105,427	$62,897

Operating expenses:
Commissions, employee compensation and benefits	39,263	23,994	73,811	40,280
Other operating expenses	9,546	6,389	18,431	10,391
Amortization expense	4,450	2,835	8,046	3,711
Change in fair value of contingent consideration	4,581	(971)	6,242	(3,757)
Depreciation expense	240	149	405	276
Total operating expenses	58,080	32,396	106,935	50,901

Operating income (loss)	(6,812)	664	(1,508)	11,996

Interest expense, net	(1,047)	(3,623)	(1,632)	(5,213)

Income (loss) before income taxes	(7,859)	(2,959)	(3,140)	6,783
Income tax provision	—	—	12	—
Net income (loss)	(7,859)	(2,959)	(3,152)	6,783
Less: net income (loss) attributable to noncontrolling interests	(4,271)	(2,959)	(1,032)	6,783
Net loss attributable to BRP Group, Inc.	$(3,588)	$—	$(2,120)	$—

Comprehensive income (loss)	$(7,859)	$(2,959)	$(3,152)	$6,783
Comprehensive income (loss) attributable to noncontrolling interests	(4,271)	(2,959)	(1,032)	6,783
Comprehensive loss attributable to BRP Group, Inc.	(3,588)	—	(2,120)	—

Basic and diluted net loss per share	$(0.18)		$(0.11)
Basic and diluted weighted-average shares of Class A common stock outstanding	20,426,082		19,959,828

See accompanying Notes to Condensed Consolidated Financial Statements.

BRP GROUP, INC.
Condensed Consolidated Statements of Stockholders’/Members’ Equity (Deficit) and Mezzanine Equity
(Unaudited)

For the Three Months Ended June 30, 2020
	Stockholders’ Equity									Mezzanine Equity
	Class A Common Stock		Class B Common Stock
(in thousands, except share data)	Shares	Amount	Shares	Amount	APIC	Accumulated Deficit	Notes Receivable from Stockholders	Non-controlling Interest	Total	Redeemable Non-controlling Interest
Balance at March 31, 2020	19,847,354	$199	43,544,362	$4	$90,443	$(7,182)	$(647)	$171,988	$254,805	$39
Net income (loss)	—	—	—	—	—	(3,588)	—	(4,292)	(7,880)	21
Issuance of Class A common stock in offering, net of underwriting discounts and offering costs	13,225,000	132	(2,475,000)	—	144,525	—	—	(9,398)	135,259	—
Equity issued in business combinations	—	—	4,518,948	—	—	—	—	39,953	39,953	—
Share-based compensation, net of forfeitures	189,361	2	—	—	1,346	—	—	296	1,644	—
Redemptions and repurchases of common stock	40,762	—	(129,547)	—	(794)	—	—	(498)	(1,292)	—
Repayment of stockholder notes receivable	—	—	—	—	—	—	74	—	74	—
Contributions	—	—	—	—	—	—	—	—	—	11
Balance at June 30, 2020	33,302,477	$333	45,458,763	$4	$235,520	$(10,770)	$(573)	$198,049	$422,563	$71

For the Six Months Ended June 30, 2020
	Stockholders’ Equity									Mezzanine Equity
	Class A Common Stock		Class B Common Stock
(in thousands, except share data)	Shares	Amount	Shares	Amount	APIC	Accumulated Deficit	Notes Receivable from Stockholders	Non-controlling Interest	Total	Redeemable Non-controlling Interest
Balance at December 31, 2019	19,362,984	$194	43,257,738	$4	$82,425	$(8,650)	$(688)	$163,966	$237,251	$23
Net income (loss)	—	—	—	—	—	(2,120)	—	(1,069)	(3,189)	37
Issuance of Class A common stock in offering, net of underwriting discounts and offering costs	13,225,000	132	(2,475,000)	—	144,525	—	—	(9,398)	135,259	—
Equity issued in business combinations	487,534	5	4,805,572	—	7,672	—	—	44,453	52,130	—
Share-based compensation, net of forfeitures	186,197	2	—	—	1,692	—	—	595	2,289	—
Redemptions and repurchases of common stock	40,762	—	(129,547)	—	(794)	—	—	(498)	(1,292)	—
Repayment of stockholder notes receivable	—	—	—	—	—	—	115	—	115	—
Contributions	—	—	—	—	—	—	—	—	—	11
Balance at June 30, 2020	33,302,477	$333	45,458,763	$4	$235,520	$(10,770)	$(573)	$198,049	$422,563	$71

See accompanying Notes to Condensed Consolidated Financial Statements.

BRP GROUP, INC.
Condensed Consolidated Statements of Stockholders’/Members’ Equity (Deficit) and Mezzanine Equity (Continued)
(Unaudited)

For the Three Months Ended June 30, 2019
	Members’ Equity (Deficit)				Mezzanine Equity
(in thousands)	Members’ Deficit	Notes Receivable from Members	Noncontrolling Interest	Total	Redeemable Noncontrolling Interest	Redeemable Members’ Capital
Balance at March 31, 2019	$(91,956)	$(355)	$2,451	$(89,860)	$41,391	$73,688
Net income (loss)	(2,607)	—	39	(2,568)	788	(1,179)
Contributions	—	—	—	—	19	—
Repayment of member notes receivable	—	99	—	99	—	—
Issuance and vesting of Management Incentive Units	230	—	—	230	—	—
Issuance of common units	612	—	—	612	—	—
Equity issued in business combinations	—	—	—	—	30,963	—
Change in the redemption value of redeemable interests	(33,271)	—	—	(33,271)	(5,479)	38,750
Distributions	(1,877)	—	(66)	(1,943)	(1,776)	(663)
Balance at June 30, 2019	$(128,869)	$(256)	$2,424	$(126,701)	$65,906	$110,596

For the Six Months Ended June 30, 2019
	Members’ Equity (Deficit)				Mezzanine Equity
(in thousands)	Members’ Deficit	Notes Receivable from Members	Noncontrolling Interest	Total	Redeemable Noncontrolling Interest	Redeemable Members’ Capital
Balance at December 31, 2018	$(63,606)	$(90)	$937	$(62,759)	$46,208	$39,354
Net income	2,697	—	132	2,829	2,321	1,633
Contributions	—	—	—	—	34	—
Contributions through issuance of member notes receivable	—	(310)	47	(263)	263	—
Repayment of member notes receivable	—	144	—	144	—	—
Issuance and vesting of Management Incentive Units	360	—	—	360	—	—
Issuance of common units	612	—	386	998	—	5,509
Repurchase of common units	—	—	—	—	—	(11,177)
Repurchase redemption value adjustments	—	—	—	—	—	(1,323)
Equity issued in business combinations	—	—	1,000	1,000	30,963	—
Change in the redemption value of redeemable interests	(66,542)	—	—	(66,542)	(10,958)	77,500
Distributions	(2,390)	—	(78)	(2,468)	(2,925)	(900)
Balance at June 30, 2019	$(128,869)	$(256)	$2,424	$(126,701)	$65,906	$110,596

See accompanying Notes to Condensed Consolidated Financial Statements.

BRP GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2020	2019
Cash flows from operating activities:
Net income (loss)	$(3,152)	$6,783
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,451	3,987
Change in fair value of contingent consideration	6,242	(3,757)
Share-based compensation expense	3,117	31
Payment of contingent earnout consideration in excess of purchase price accrual	(1,316)	—
Amortization of deferred financing costs	195	731
Loss on extinguishment of debt	—	115
Issuance and vesting of Management Incentive Units	—	360
Participation unit compensation	—	61
Changes in operating assets and liabilities, net of effect of acquisitions:
Premiums, commissions and fees receivable, net	(9,464)	8,309
Prepaid expenses and other current assets	(334)	(439)
Due from related parties	(78)	114
Accounts payable, accrued expenses and other current liabilities	39,983	(7,981)
Other liabilities	—	548
Net cash provided by operating activities	43,644	8,862
Cash flows from investing activities:
Capital expenditures	(2,619)	(780)
Investment in business venture	—	(200)
Cash consideration paid for asset acquisitions, net of cash received	(695)	(375)
Cash consideration paid for business combinations, net of cash received	(224,112)	(76,186)
Net cash used in investing activities	(227,426)	(77,541)
Cash flows from financing activities:
Proceeds from issuance of Class A common stock, net of underwriting discounts	167,346	—
Repurchase/redemption of LLC Units and Class B common stock	(32,610)	—
Payment of common stock offering costs	(769)	—
Payment of contingent and guaranteed earnout consideration	(665)	(813)
Proceeds from revolving line of credit	185,637	55,795
Proceeds from related party debt	—	38,920
Payments on long-term debt	—	(205)
Payments of debt issuance costs and debt extinguishment costs	(1,918)	(15)
Proceeds from repayment of stockholder/member notes receivable	115	144
Repurchase of common units	—	(12,500)
Distributions	—	(6,292)
Other	11	1,479
Net cash provided by financing activities	317,147	76,513
Net increase in cash and cash equivalents and restricted cash	133,365	7,834
Cash and cash equivalents and restricted cash at beginning of period	71,071	7,995
Cash and cash equivalents and restricted cash at end of period	$204,436	$15,829

See accompanying Notes to Condensed Consolidated Financial Statements.

BRP GROUP, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
	For the Six Months Ended June 30,
(in thousands)	2020	2019
Supplemental schedule of cash flow information:
Cash paid during the period for interest	$1,486	$4,102
Disclosure of non-cash investing and financing activities:
Equity issued in business combinations	52,130	31,963
Contingent earnout consideration issuances	25,188	25,619
Change in the redemption value of redeemable interests	—	66,542
Capitalization of issuance to redeemable common member	—	5,509
Debt issuance costs added to revolving line of credit	—	2,554
Transfer of long-term debt to revolving line of credit	—	1,820

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
Public Offering
On June 29, 2020, the Company completed a public offering of 13,225,000 shares of its Class A common stock, including 1,725,000 shares sold pursuant to the underwriters’ over-allotment option. The shares were sold at an offering price of $13.25 per share for net proceeds of $166.6 million after deducting underwriting discounts and commissions of $7.9 million and offering expenses of $769,000.
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
BRP and BRP Group have been under the common control of the Company’s Chairman, Lowry Baldwin, before and after the reorganization transactions undertaken in connection with the Initial Public Offering (the “Reorganization Transactions”). Prior to the Reorganization Transactions, Mr. Baldwin held a controlling interest in Baldwin Investment Group Holdings, LLC (“BIGH”), which was the controlling owner of BRP through its majority ownership of BRP’s common units. In addition, Mr. Baldwin was the sole shareholder of BRP Group. Upon reorganization, BRP Group became the sole managing member of BRP. Holders of the Class B common stock hold a majority of the voting power of BRP Group and stockholders of the then majority of the Class B common stock, including BIGH, executed a Voting Agreement in which they agreed to vote in the same manner as Mr. Baldwin. As a result, Mr. Baldwin continued to control BRP Group subsequent to the Initial Public Offering and Reorganization Transactions. Accordingly, we have accounted for the Reorganization Transactions as a transaction between entities under common control in accordance with Accounting Standards Codification (“ASC”) Topic 805-50, Business Combinations - Related Issues, under which the financial information of BRP Group has been combined with that of BRP as of the earliest period presented.
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

Noncontrolling Interest
Noncontrolling interests are reported at historical cost basis adjusted for cumulative earnings or loss allocations and classified as a component of stockholders’ equity on the condensed consolidated balance sheets. Noncontrolling interest as presented as of June 30, 2020 and December 31, 2019 and for the six months ended June 30, 2020 and 2019 consists of the noncontrolling interest holdings of BRP Group subsequent to the Company’s reorganization in connection with the Initial Public Offering. The controlling interest holdings of BRP for the period from January 1, 2019 through June 30, 2019 have been reclassified to noncontrolling interest holdings of BRP Group for presentation of activity for the three and six months ended June 30, 2019.
Unaudited Interim Financial Reporting
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. Accordingly, they do not include all the information and related notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting of recurring accruals, considered necessary for fair statement have been included. The accompanying balance sheet for the year ended December 31, 2019 was derived from audited financial statements but does not include all disclosures required by GAAP. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2020.
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
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The guidance in ASU 2016-02 supersedes the lease recognition requirements in Accounting Standards Codification (“ASC”) Topic 840, Leases. ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. The FASB has subsequently issued several additional ASUs related to leases, which improved upon, provided interpretation of and transition relief for, the guidance issued in ASU 2016-02 and extended the adoption date for nonpublic business entities. This guidance is effective for the fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the full effect that the adoption of this standard will have on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements (“ASU 2016-13”), which amends the guidance for recognizing credit losses on financial instruments measured at amortized cost. ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The FASB has subsequently issued several additional ASUs related to credit losses, which improved upon, provided interpretation of and transition relief for, the guidance issued in ASU 2016-13 and extended the adoption date for nonpublic business entities. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the full effect that the adoption of this standard will have on its consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) (“Topic 820”): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). This update modifies the disclosure requirements related to fair value measurement by removing certain disclosure requirements related to the fair value hierarchy. This update also modifies existing disclosure requirements related to measurement uncertainty and adds new disclosure requirements, such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The Company adopted the guidance in ASU 2018-13 effective January 1, 2020, which impacted the presentation of the fair value measurements disclosure in Note 13 but did not otherwise impact the Company’s consolidated financial statements.
2. Significant Accounting Policies
There have been no material changes in the Company’s significant accounting policies from those that were disclosed for the year ended December 31, 2019 in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2020, except as noted below.
Self-Insurance Reserve
The Company converted to a self-insured health insurance plan beginning in March 2020 for which it carries an insurance program with specific retention levels or high per-claim deductibles for expected losses. The Company records a liability for all unresolved claims and for an estimate of incurred but not reported ("IBNR") claims at the anticipated cost that falls below its specified retention levels or per-claim deductible amounts. In establishing reserves, the Company considers actuarial assumptions and judgments regarding economic conditions and the frequency and severity of claims. The Company had an IBNR reserve of $458,000 at June 30, 2020, which is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.
Concentrations of Credit Risk
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
3. Business Combinations
The Company completed nine business combinations for an aggregate purchase price of $309.4 million during the six months ended June 30, 2020. In accordance with ASC Topic 805, Business Combinations (“Topic 805”), total consideration was first allocated to the fair value of assets acquired, including liabilities assumed, with the excess being recorded as goodwill. For financial statement purposes, goodwill is not amortized but rather is evaluated for impairment at least annually or more frequently if an event or change in circumstances occurs that indicates goodwill may be impaired. Goodwill is deductible for tax purposes and will be amortized over a period of 15 years.
The recorded purchase price for certain of the foregoing business combinations includes an estimation of the fair value of contingent consideration obligations associated with potential earnout provisions, which are generally based on recurring commissions and fees revenue. The contingent earnout consideration amounts identified in the tables below are measured at fair value within Level 3 of the fair value hierarchy as discussed further in Note 13. Any subsequent changes in the fair value of contingent earnout liabilities will be recorded in the condensed consolidated statements of comprehensive income (loss) when incurred.
The recorded purchase price for certain business combinations also includes an estimation of the fair value of noncontrolling interests, which are calculated based on a valuation of the entity with the relevant percentage applied.

The Company completed the following nine business combinations during the six months ended June 30, 2020:

•
Lanier, a Middle Market Partner effective January 1, 2020, was made to expand the Company’s Middle Market presence in the healthcare, higher education, construction, property and non-profit businesses throughout Florida and other states.

•
Highland, a Specialty Partner effective January 1, 2020, was made to expand the Company’s Specialty presence in the healthcare and cyber insurance businesses and to add capabilities within the real estate business.

•	AgencyRM, a Medicare Partner effective February 1, 2020, was made to expand the Company’s Medicare business presence in Texas.

•	VibrantUSA, a Medicare Partner effective February 1, 2020, was made to expand the Company’s Medicare business presence in Washington.

•	IRP, a Middle Market Partner effective April 1, 2020, was made to expand the Company’s capabilities within the energy and infrastructure business.

•	Southern Protective Group, a Middle Market Partner effective May 1, 2020, was made to expand the Company's risk consulting capabilities in the medical malpractice market.

•	Pendulum, a Specialty Partner effective May 1, 2020, was made to expand the Company's specialty risk consulting capabilities in the long-term care and senior living markets.

•	Rosenthal, a Middle Market Partner effective June 1, 2020, was made to expand the Company’s capabilities within the habitational real estate industry.

•	TBA/RBA, a Middle Market Partner effective June 1, 2020, was made to expand the Company’s employee benefits business in Tennessee and across the Southeastern U.S.
The operating results of these business combinations have been included in the condensed consolidated statements of comprehensive income (loss) since their respective acquisition dates. The Company recognized total revenues and net income from these business combinations of $17.7 million and $2.2 million, respectively, for the six months ended June 30, 2020.
Acquisition-related costs incurred in connection with these business combinations are recorded in other operating expenses in the condensed consolidated statements of comprehensive income (loss). The Company incurred acquisition-related costs from these business combinations of $1.4 million for the six months ended June 30, 2020.

The table below provides a summary of the total consideration and the estimated purchase price allocations made for each of the business acquisitions that became effective during the six months ended June 30, 2020. The "All Others" column includes amounts for the AgencyRM, VibrantUSA, Southern Protective Group and Pendulum business combinations.

(in thousands)	Lanier	Highland	IRP	Rosenthal	TBA/RBA	All Others	Totals
Cash consideration paid	$24,450	$6,603	$26,223	$75,936	$76,272	$22,253	$231,737
Fair value of contingent earnout consideration	1,628	788	5,521	7,051	7,000	3,200	25,188
Fair value of equity interest	6,119	4,500	7,535	10,147	21,427	2,402	52,130
Deferred payment	—	—	—	—	300	—	300
Total consideration	$32,197	$11,891	$39,279	$93,134	$104,999	$27,855	$309,355

Cash	$2,413	$1,542	$1,694	$954	$—	$1,022	$7,625
Premiums, commissions and fees receivable	2,494	5,977	3,229	4,734	8,731	1,598	26,763
Property and equipment	294	—	123	—	—	27	444
Other assets	168	13	22	11	—	16	230
Intangible assets							—
Purchased customer accounts	6,308	—	8,262	33,670	53,900	4,993	107,133
Distributor relationships	—	6,500	—	—	—	8,100	14,600
Carrier relationships	—	659	—	—	—	—	659
Software	—	—	—	—	—	565	565
Trade names	—	214	—	939	179	57	1,389
Goodwill	23,739	4,228	30,250	56,253	44,264	12,322	171,056
Total assets acquired	35,416	19,133	43,580	96,561	107,074	28,700	330,464
Premiums and producer commissions payable	(2,954)	(6,374)	(4,301)	(3,427)	(2,075)	(584)	(19,715)
Accrued expenses and other current liabilities	(265)	(868)	—	—	—	(261)	(1,394)
Total liabilities acquired	(3,219)	(7,242)	(4,301)	(3,427)	(2,075)	(845)	(21,109)
Net assets acquired	$32,197	$11,891	$39,279	$93,134	$104,999	$27,855	$309,355

Maximum potential contingent earnout consideration (1)	$11,000	$2,450	$44,399	$30,843	$30,147	$8,689	$127,528
__________

(1)	IRP has an uncapped earnout. The maximum potential earnout consideration represented has been calculated assuming 50% compound annual revenue growth for three years.
Due to the complexity of valuing the consideration paid and the purchase price allocation and the timing of these activities, certain amounts included in the condensed consolidated financial statements may be provisional and subject to additional adjustments within the measurement period as permitted by Topic 805. Any measurement period adjustments related to prior period business combinations are reflected as current period adjustments in accordance with Topic 805. The Company did not have any measurement period adjustments during the six months ended June 30, 2020.
The factors contributing to the recognition of the amount of goodwill are based on expanding business presence into new geographic locations and service markets, strategic benefits that are expected to be realized from acquiring the Partners’ assembled workforce in addition to other synergies gained from integrating the Partners’ operations into our consolidated structure.

The intangible assets acquired in connection with business combinations during the six months ended June 30, 2020 have the following estimated weighted-average lives:

Weighted-Average Life
Purchased customer accounts	19.1 years
Distributor relationships	20.0 years
Carrier relationships	0.8 years
Software	2.0 years
Trade names	4.3 years

Future annual estimated amortization expense over the next five years for intangible assets acquired in connection with business combinations during the six months ended June 30, 2020 is as follows:

(in thousands)	Amount
For the remainder of 2020	$4,780
2021	8,775
2022	8,490
2023	8,313
2024	8,096

The following unaudited pro forma consolidated results of operations are provided for illustrative purposes only and have been presented as if the acquisitions of Lanier, Highland, AgencyRM, VibrantUSA, IRP, Southern Protective Group, Pendulum, Rosenthal and TBA/RBA occurred on January 1, 2019. This unaudited pro forma information should not be relied upon as being indicative of the historical results that would have been obtained if the acquisitions had occurred on that date, nor of the results that may be obtained in the future.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2020	2019	2020	2019
Pro forma results:
Revenues	$55,821	$50,809	$133,905	$105,645
Net income (loss)	(8,178)	(4,115)	6,144	8,656
Net income (loss) attributable to BRP Group, Inc.	(2,845)		2,030

Basic earnings (loss) per share	$(0.14)		$0.10
Diluted earnings (loss) per share	$(0.14)		$0.10
Weighted-average shares of Class A common stock outstanding - basic	20,426		19,983
Weighted-average shares of Class A common stock outstanding - diluted	20,426		20,344

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

The Company determined that it is the primary beneficiary of its VIEs, which, at June 30, 2019, included The Villages Insurance Partners, LLC (“TVIP”) and the Company’s joint ventures, BKS-IPEO JV Partners, LLC (“iPEO”), Laureate Insurance Partners, LLC (“Laureate”), BKS Smith, LLC (“Smith”), BKS MS, LLC (“Saunders”) and BKS Partners Galati Marine Solutions, LLC (“Galati”). In connection with the Reorganization Transactions and Initial Public Offering in October 2019, the Company acquired the equity interests of TVIP and iPEO, which became wholly-owned subsidiaries of BRP and, accordingly, are no longer VIEs of the Company at June 30, 2020 and December 31, 2019. The Company has consolidated its VIEs into the consolidated financial statements.
Total revenues and expenses of the Company’s consolidated VIEs included in the condensed consolidated statements of comprehensive income (loss) were $165,000 and $150,000, respectively, for the three months ended June 30, 2020 and $3.1 million and $1.9 million, respectively, for the three months ended June 30, 2019. Total revenues and expenses of the Company’s consolidated VIEs included in the condensed consolidated statements of comprehensive income (loss) were $403,000 and $339,000, respectively, for the six months ended June 30, 2020 and $7.8 million and $4.7 million, respectively, for the six months ended June 30, 2019. The revenues and expenses of TVIP and iPEO are included in the revenues and expenses of the Company’s consolidated VIEs for the three and six months ended June 30, 2019.
The assets of the consolidated VIEs can only be used to settle the obligations of the consolidated VIEs and the creditors of the liabilities of the consolidated VIEs do not have recourse to the Company. The following tables provide a summary of the carrying amounts of the assets and liabilities of the Company’s consolidated VIEs at each of the balance sheet dates:

	At June 30, 2020
(in thousands)	Laureate	Smith	Saunders	Total
Assets
Cash and cash equivalents	$58	$—	$2	$60
Premiums, commissions and fees receivable, net	—	88	79	167
Total current assets	58	88	81	227
Property and equipment, net	26	—	—	26
Other assets	5	—	—	5
Total assets	$89	$88	$81	$258
Liabilities
Premiums payable to insurance companies	$7	$49	$3	$59
Producer commissions payable	1	—	—	1
Accrued expenses and other current liabilities	7	—	—	7
Total liabilities	$15	$49	$3	$67

	At December 31, 2019
(in thousands)	Laureate	Smith	Saunders	Total
Assets
Cash and cash equivalents	$46	$1	$—	$47
Premiums, commissions and fees receivable, net	—	44	31	75
Total current assets	46	45	31	122
Property and equipment, net	31	—	—	31
Other assets	5	—	2	7
Total assets	$82	$45	$33	$160
Liabilities
Premiums payable to insurance companies	$3	$—	$3	$6
Producer commissions payable	2	5	8	15
Accrued expenses and other current liabilities	4	25	—	29
Total liabilities	$9	$30	$11	$50

5. Revenue
The following table provides disaggregated commissions and fees revenue by major source:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Direct bill revenue (1)	$22,430	$15,990	$50,539	$35,594
Agency bill revenue (2)	20,256	12,261	36,685	16,831
Profit-sharing revenue (3)	2,626	1,837	7,750	6,290
Policy fee and installment fee revenue (4)	3,653	2,393	7,035	2,393
Consulting and service fee revenue (5)	793	579	1,508	1,226
Other income (6)	1,510	—	1,910	563
Total commissions and fees	$51,268	$33,060	$105,427	$62,897
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

(6)
Other income consists of Medicare marketing income that is based on agreed-upon cost reimbursement for fulfilling specific targeted marketing campaigns in addition to other fee income and premium financing income generated across all Operating Groups.

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

•
Costs to obtain a contract are deferred and recognized over five years, which represents management’s estimate of the average period over which a Client maintains its initial coverage relationship with the original Insurance Company Partner.

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

(in thousands)	June 30, 2020	December 31, 2019
Contract assets	$74,126	$47,337
Contract liabilities	4,213	5,349

During the six months ended June 30, 2020, the Company recognized revenue of $4.5 million related to the contract liabilities balance at December 31, 2019.
7. Deferred Commission Expense
The Company pays an incremental amount of compensation in the form of producer commissions on new business. In accordance with ASC Topic 340, Other Assets and Deferred Costs, these incremental costs are deferred and amortized over five years, which represents management’s estimate of the average benefit period. Deferred commission expense represents employee commissions that are capitalized and not yet expensed. The table below provides a rollforward of deferred commission expense for each of the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Balance at beginning of period	$3,792	$3,003	$3,621	$2,882
Costs capitalized	617	333	1,109	681
Amortization	(349)	(242)	(670)	(469)
Balance at end of period	$4,060	$3,094	$4,060	$3,094

8. Intangible Assets, Net and Goodwill
The Company recognizes certain separately identifiable intangible assets acquired in connection with business combinations and asset acquisitions. Refer to Note 3 for a summary of intangible assets acquired in connection with business combinations during the six months ended June 30, 2020. Intangible assets consist of the following:

	June 30, 2020			December 31, 2019
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Purchased customer accounts	$161,815	$(12,800)	$149,015	$53,987	$(9,143)	$44,844
Software	31,161	(8,196)	22,965	30,590	(5,070)	25,520
Distributor relationships	27,600	(816)	26,784	13,000	(331)	12,669
Carrier relationships	7,859	(687)	7,172	7,200	(170)	7,030
Trade names	4,002	(485)	3,517	2,613	(226)	2,387
Totals	$232,437	$(22,984)	$209,453	$107,390	$(14,940)	$92,450

Amortization expense recorded for intangible assets was $4.5 million and $2.8 million for the three months ended June 30, 2020 and 2019, respectively, and $8.0 million and $3.7 million for the six months ended June 30, 2020 and 2019, respectively.

Refer to Note 3 for a summary of goodwill recorded in connection with business combinations during the six months ended June 30, 2020. The changes in carrying value of goodwill by Operating Group for the period are as follows:

(in thousands)	Middle Market	Specialty	MainStreet	Medicare	Total
Balance at December 31, 2019	$52,932	$60,115	$38,892	$12,531	$164,470
Goodwill of acquired businesses	159,743	6,219	—	5,094	171,056
Balance at June 30, 2020	$212,675	$66,334	$38,892	$17,625	$335,526

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
On March 12, 2020, the Company entered into the Incremental Facility Amendment No. 1 to the JP Morgan Credit Agreement to increase the aggregate borrowing capacity to $300.0 million. The Company capitalized debt issuance costs related to the amendment of $230,000 during the six months ended June 30, 2020.
On June 18, 2020, the Company executed the Incremental Facility Amendment No. 3 to the JPMorgan Credit Agreement, which (i) increased the aggregate borrowing capacity to $400.0 million and (ii) added a new lender to the syndicate. All other terms of the JPMorgan Credit Agreement remain unchanged. The Company capitalized debt issuance costs related to the amendment of $1.7 million during the six months ended June 30, 2020.
At June 30, 2020 and December 31, 2019, the variable rate in effect for the JPMorgan Credit Agreement was the London Interbank Offered Rate due to a repricing option. The applicable interest rate on the Revolving Credit Commitment was 2.19% and 3.81% at June 30, 2020 and December 31, 2019, respectively.
The JPMorgan Credit Agreement requires the Company to meet certain financial covenants and comply with customary affirmative and negative covenants as listed in the underlying agreement. The Company was in compliance with these covenants at June 30, 2020.
10. Related Party Transactions
Commission Revenue
The Company serves as a broker for Holding Company of the Villages, Inc. (“Villages”), a related party entity. Commission revenue recorded as a result of these transactions was $452,000 and $133,000 for the three months ended June 30, 2020 and 2019, respectively, and $721,000 and $443,000 for the six months ended June 30, 2020 and 2019, respectively.
The Company serves as a broker for certain entities in which a member of our board of directors has a material interest. Commission revenue recorded as a result of these transactions was $2,000 and $4,000 for the three months ended June 30, 2020 and 2019, respectively, and $124,000 and $118,000 for the six months ended June 30, 2020 and 2019, respectively.
Rent Expense
The Company has various agreements to lease office space from wholly-owned subsidiaries of Villages. Total rent expense incurred with respect to Villages and its wholly-owned subsidiaries was $151,000 and $125,000 for the three months ended June 30, 2020 and 2019, respectively, and $284,000 and $249,000 for the six months ended June 30, 2020 and 2019, respectively.
The Company has various agreements to lease office space from other related parties. Total rent expense incurred with respect to related parties other than Villages was $516,000 and $149,000 for the three months ended June 30, 2020 and 2019, respectively, and $764,000 and $298,000 for the six months ended June 30, 2020 and 2019, respectively.

LLC Unit Redemptions
In connection with the public offering of our Class A common stock in June 2020, we repurchased 1,875,000 LLC Units from Lowry Baldwin, the Company's Chairman, 450,000 LLC Units from Elizabeth Krystyn, one of the Company's founders, and 150,000 LLC Units from Laura Sherman, one of the Company's founders, at a price per LLC Unit equal to the price per share paid by the underwriters in the public offering.
11. Share-Based Compensation
The Company has an Omnibus Incentive Plan (the “Omnibus Plan”) to motivate and reward employees (“Colleagues”) and other individuals to perform at the highest level and contribute significantly to the Company’s success, thereby furthering the best interests of its shareholders. The Omnibus Plan provides for the Company to make awards of 1,948,414 shares of Class A common stock at June 30, 2020. During the six months ended June 30, 2020, the Company granted restricted stock under the Omnibus Plan to its non-employee directors, executives and Colleagues, including those executives and Colleagues who onboarded in connection with our Partnerships. Shares of restricted stock issued to directors and executives during the six months ended June 30, 2020 generally vested immediately upon issuance while shares issued to Colleagues generally cliff vest after 3 to 5 years.
The following table summarizes the activity for non-vested awards granted by the Company under the Omnibus Plan:

	Shares	Weighted-Average Grant-Date Fair Value Per Share	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	330,244	$14.00	3.66	$677
Granted	238,691	11.22	1.88
Vested and settled	(152,206)	11.08		—
Forfeited	(18,705)	14.01
Outstanding at June 30, 2020	398,024	$13.45	3.40	$1,522

The Company recognizes share-based compensation expense for the Omnibus Plan net of actual forfeitures. The Company recorded share-based compensation expense of $600,000 and $1.2 million in connection with the Omnibus Plan and Management Incentive Units Plan for the three and six months ended June 30, 2020, respectively, which is included in commissions, employee compensation and benefits expense in the condensed consolidated statements of comprehensive income (loss).
12. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income attributable to BRP Group, Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings (loss) per share is computed giving effect to all potentially dilutive shares of Class B common stock.
The shares of Class B common stock do not share in the earnings or losses attributable to BRP Group, and therefore, are not participating securities. Accordingly, a separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been included. The 45,458,763 shares of Class B common stock have been excluded in computing diluted net earnings per share because including them on an “if-converted” basis would have an anti-dilutive effect. In addition, the 398,024 shares of unvested restricted Class A common stock were excluded from the diluted calculation, as their inclusion would have been anti-dilutive as the Company was in a net loss position.

The following is a calculation of the basic and diluted weighted-average number of shares of Class A common stock outstanding and earnings per share for the three and six months ended June 30, 2020.

(in thousands, except per share data)	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2020
Basic and diluted net loss per share:
Net loss attributable to BRP Group, Inc.	$(3,588)	$(2,120)
Shares used for basic net loss per share:
Basic and diluted weighted-average shares of Class A common stock outstanding	20,426	19,960
Basic and diluted net loss per share	$(0.18)	$(0.11)

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Methodologies used for assets and liabilities measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019 are based on limited unobservable inputs. These methods may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis within each level of the fair value hierarchy:

(in thousands)	June 30, 2020	December 31, 2019
Level 3
Contingently returnable consideration	$387	$70
Level 3 Assets	$387	$70

Contingent earnout liabilities	$78,535	$48,769
Level 3 Liabilities	$78,535	$48,769

The Company’s contingently returnable consideration at June 30, 2020 and December 31, 2019 represents a contingent right of return from a Partner to reimburse the Company for a portion of the purchase price as part of the Partnership transaction. The fair value of the contingently returnable consideration is based on sales projections for the acquired entity, which are reassessed each reporting period. Based on the Company’s ongoing assessment of the fair value of contingently returnable consideration, the Company recorded a net increase in the estimated fair value of such asset of $317,000 for the six months ended June 30, 2020. The Company has assessed the maximum refund relating to the contingently returnable consideration to be $1.3 million at June 30, 2020.
The fair value of contingent earnout liabilities is based on sales projections for the acquired entities, which are reassessed each reporting period. Based on the Company’s ongoing assessment of the fair value of contingent earnout liability, the Company recorded a net increase in the estimated fair value of such liabilities of $6.6 million for the six months ended June 30, 2020. The Company has assessed the maximum estimated exposure to the contingent earnout liabilities to be $227.3 million at June 30, 2020.
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
The fair value of the contingent earnout liabilities is based on the present value of the expected future payments to be made to Partners in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, the Company estimates the Partner’s future performance using financial projections developed by management for the Partner and market participant assumptions that were derived for revenue growth or profitability based on earnings before income taxes, depreciation and amortization (“EBITDA”). Revenue and EBITDA growth rates generally ranged from 10% to 20%. The Company estimates future payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. These payments are discounted to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of the Partner to achieve the targets. These discount rates generally ranged from 6.50% to 18.00%. Changes in financial projections, market participant assumptions for revenue growth and profitability, or the risk-adjusted discount rate, would result in a change in the fair value of contingent consideration.
The following table sets forth a summary of the changes in the fair value of the Company’s contingently returnable consideration and contingent earnout liabilities, which are measured at fair value on a recurring basis utilizing Level 3 assumptions in their valuation:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2020		2019	2020		2019
(in thousands)	Contingently Returnable Consideration	Contingent Earnout Liabilities	Contingent Earnout Liabilities	Contingently Returnable Consideration	Contingent Earnout Liabilities	Contingent Earnout Liabilities
Balance at beginning of period	$258	$53,855	$6,463	$70	$48,769	$9,249
Fair value of contingent consideration issuances	—	21,951	25,619	—	25,188	25,619
Change in fair value of contingent consideration	129	4,710	(971)	317	6,559	(3,757)
Payment of contingent consideration	—	(1,981)	—	—	(1,981)	—
Balance at end of period	$387	$78,535	$31,111	$387	$78,535	$31,111

The change in fair value of contingent consideration during the six months ended June 30, 2020 and 2019 related entirely to assets and liabilities that were held at the end of the respective periods.

Fair Value of Other Financial Instruments
The fair value of the Revolving Credit Commitment is classified as Level 2 within the fair value hierarchy. Fair value is based on an estimate using a discounted cash flow analysis based on current borrowing rates for similar types of borrowing arrangements. The fair value of the Revolving Credit Commitment was approximately $220.9 million at June 30, 2020 compared to a carrying value of $226.0 million. The carrying amount of the Revolving Credit Commitment of $40.4 million approximated fair value at December 31, 2019 as a result of the JPMorgan Credit Agreement having been amended and restated at market terms on December 19, 2019.
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

	For the Three Months Ended June 30, 2020
(in thousands)	Middle Market	Specialty	MainStreet	Medicare	Corporate and Other	Total
Commissions and fees	$20,718	$19,456	$7,704	$3,390	$—	$51,268
Net income (loss)	2,425	(3,223)	956	(167)	(7,850)	(7,859)

	For the Three Months Ended June 30, 2019
(in thousands)	Middle Market	Specialty	MainStreet	Medicare	Corporate and Other	Total
Commissions and fees	$12,106	$12,934	$5,769	$2,251	$—	$33,060
Net income (loss)	2,280	(767)	1,311	605	(6,388)	(2,959)

	For the Six Months Ended June 30, 2020
(in thousands)	Middle Market	Specialty	MainStreet	Medicare	Corporate and Other	Total
Commissions and fees	$42,750	$36,872	$16,012	$9,793	$—	$105,427
Net income (loss)	10,614	(4,912)	2,200	2,447	(13,501)	(3,152)

	For the Six Months Ended June 30, 2019
(in thousands)	Middle Market	Specialty	MainStreet	Medicare	Corporate and Other	Total
Commissions and fees	$28,645	$15,765	$12,300	$6,187	$—	$62,897
Net income (loss)	10,180	(600)	3,580	2,445	(8,822)	6,783

(in thousands)	Middle Market	Specialty	MainStreet	Medicare	Corporate and Other	Total
Total assets at June 30, 2020	$446,363	$178,815	$58,806	$32,700	$152,984	$869,668
Total assets at December 31, 2019	105,353	154,983	60,253	17,533	60,646	398,768

16. Subsequent Events
On July 9, 2020, the Company repaid $125.0 million of debt under the Revolving Credit Commitment with proceeds received from its public offering completed in June.
Business Partnerships
Effective July 31, 2020, the Company purchased certain assets and intellectual and intangible rights and assumed certain liabilities of Fletcher Financial Group, Inc. The Partnership was made to expand its Medicare business presence in Washington. The Company has not yet completed its evaluation and determination of consideration paid, certain assets and liabilities acquired, or treatment of this transaction as either a business combination or asset acquisition in accordance with Topic 805.
Effective July 31, 2020, the Company purchased certain assets and intellectual and intangible rights and assumed certain liabilities of Medicare Insurance Advisors, Inc. The Partnership was made to expand its Medicare business presence in Tennessee. The Company has not yet completed its evaluation and determination of consideration paid, certain assets and liabilities acquired, or treatment of this transaction as either a business combination or asset acquisition in accordance with Topic 805.

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
We represent over 500,000 Clients across the United States and internationally. Our more than 800 Colleagues include approximately 250 Risk Advisors, who are fiercely independent, relentlessly competitive and “insurance geeks.” We have over 50 offices, all of which are equipped to provide diversified products and services to empower our clients at every stage through our four Operating Groups.

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

In 2011, we adopted the “Azimuth” as our corporate constitution. Named after a historical navigation tool used to find “true north,” the Azimuth asserts our core values, business basics and stakeholder promises. The ideals encompassed by the Azimuth support our mission to deliver indispensable, tailored insurance and risk management insights and solutions to our clients. We strive to be regarded as the preeminent insurance advisory firm fueled by relationships, powered by people and exemplified by client adoption and loyalty. This type of environment is upheld by the distinct vernacular we use to describe our services and culture. We are a firm, instead of an agency; we have Colleagues, instead of employees; we have Risk Advisors, instead of producers/agents. We serve clients instead of customers and we refer to our acquisitions as Partnerships. We refer to insurance brokerages that we have acquired, or in the case of asset acquisitions, the producers, as Partners.
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

On June 29, 2020, we completed a public offering of 13,225,000 shares of our Class A common stock, including 1,725,000 shares sold pursuant to the underwriters’ over-allotment option. The shares were sold at an offering price of $13.25 per share for net proceeds of $166.6 million after deducting underwriting discounts and commissions of $7.9 million and offering expenses of $769,000.
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
We completed nine Partnerships for an aggregate purchase price of $309.4 million during the six months ended June 30, 2020 and three Partnership for an aggregate purchase price of $140.6 million during the six months ended June 30, 2019. Partnerships completed during 2020 added $26.8 million of premiums, commissions and fees receivable, $124.3 million of intangible assets and $171.1 million of goodwill to the condensed consolidated balance sheet. We borrowed an additional $185.6 million under the revolving credit commitment (the “Revolving Credit Commitment”) of the JPMorgan Credit Agreement to assist with funding acquisitions during 2020.
Certain Partnerships that were completed during 2020 are discussed in greater detail below. For additional information on the Partnerships that we have completed during 2020, see Note 3 to our condensed consolidated financial statements included in Part I, Item 1. Financial Statements of this report.
Effective June 1, 2020, we purchased certain assets and intellectual and intangible rights and assumed certain liabilities of Rosenthal, a Middle Market Partner, for cash consideration of $75.9 million and fair value of noncontrolling interest of $10.1 million and fair value of contingent earnout consideration of $7.1 million. The Partnership was made to expand our capabilities within the real estate industry.
Effective June 1, 2020, we purchased certain assets and intellectual and intangible rights and assumed certain liabilities of TBA/RBA, a Middle Market Partner, for cash consideration of $76.3 million, fair value of noncontrolling interest of $21.4 million, fair value of contingent earnout consideration of $7.0 million and a deferred payment of $300,000. The Partnership was made to expand our employee benefits business in Tennessee and across the Southeastern U.S.
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
Our Clients and Colleagues are our first priority and we have taken steps to ensure their safety by implementing a remote work environment for the majority of our Colleagues without disruption to Client service. We have funded the BRP True North Colleague Fund to assist with relief for COVID-19 and other qualifying disasters for our Colleagues experiencing extraordinary hardship and are currently matching Colleague donations dollar-for dollar.
We intend to continue to execute on our strategic plans and operational initiatives during the pandemic. However, given the uncertainty regarding the spread and severity of COVID-19, the duration and scope of the government shutdowns, the nature of societal responses and the adverse effects on the national and global economy, the related financial impact on our business cannot be accurately predicted at this time. The national and global economies have rapidly contracted as a result of COVID-19. The decreased level of economic activity is leading to, and is likely to continue to lead to, a decline in exposure units and rising unemployment. In addition, the uncertainties associated with the protective and preventive measures being put in place or recommended by both governmental entities and other businesses, among other uncertainties, may result in delays or modifications to our plans and initiatives. See Part II, Item 1A. “Risk Factors - The ongoing novel coronavirus (COVID-19) pandemic could result in declines in business and increases in claims that could adversely affect our business, financial condition and results of operations” in our Quarterly Report on Form 10-Q for the three months ended March 31, 2020.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements for the three and six months ended June 30, 2020 and the related notes and other financial information included elsewhere in this report. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the three months ended March 31, 2020.
The following is a discussion of our consolidated results of operations for each of the three and six months ended June 30, 2020 and 2019.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2020	2019	Variance	2020	2019	Variance
Revenues:
Commissions and fees	$51,268	$33,060	$18,208	$105,427	$62,897	$42,530

Operating expenses:
Commissions, employee compensation and benefits	39,263	23,994	15,269	73,811	40,280	33,531
Other operating expenses	9,546	6,389	3,157	18,431	10,391	8,040
Amortization expense	4,450	2,835	1,615	8,046	3,711	4,335
Change in fair value of contingent consideration	4,581	(971)	5,552	6,242	(3,757)	9,999
Depreciation expense	240	149	91	405	276	129
Total operating expenses	58,080	32,396	25,684	106,935	50,901	56,034

Operating income (loss)	(6,812)	664	(7,476)	(1,508)	11,996	(13,504)

Interest expense, net	(1,047)	(3,623)	2,576	(1,632)	(5,213)	3,581

Income (loss) before income taxes	(7,859)	(2,959)	(4,900)	(3,140)	6,783	(9,923)
Income tax provision	—	—	—	12	—	12
Net income (loss)	(7,859)	(2,959)	(4,900)	(3,152)	6,783	(9,935)
Less: net income (loss) attributable to noncontrolling interests	(4,271)	(2,959)	(1,312)	(1,032)	6,783	(7,815)
Net loss attributable to BRP Group, Inc.	$(3,588)	$—	$(3,588)	$(2,120)	$—	$(2,120)
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

Commissions and fees increased by $18.2 million and $42.5 million for the three and six months ended June 30, 2020 as compared to the same periods of 2019, respectively. This increase was related to amounts attributable to Partners acquired during 2019 and 2020 prior to their having reached the twelve-month owned mark (such amounts, the “Partnership Contribution”) and organic growth. The Partnership Contribution accounted for $12.1 million and $34.9 million of the increase to commissions and fees for the quarter and year-to-date periods, respectively, and organic growth accounted for $6.1 million and $7.6 million, respectively.
Major Sources of Commissions and Fees
The following table sets forth our commissions and fees by major source by amount for the periods indicated:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2020	2019	Variance	2020	2019	Variance
Direct bill revenue	$22,430	$15,990	$6,440	$50,539	$35,594	$14,945
Agency bill revenue	20,256	12,261	7,995	36,685	16,831	19,854
Profit-sharing revenue	2,626	1,837	789	7,750	6,290	1,460
Policy fee and installment fee revenue	3,653	2,393	1,260	7,035	2,393	4,642
Consulting and service fee revenue	793	579	214	1,508	1,226	282
Other income	1,510	—	1,510	1,910	563	1,347
Total commissions and fees	$51,268	$33,060	$18,208	$105,427	$62,897	$42,530
Direct bill revenue represents commission revenue earned by providing insurance placement services to clients, primarily for private risk management, commercial risk management, employee benefits and Medicare insurance types. Direct bill revenue increased by $6.4 million and $14.9 million for the three and six months ended June 30, 2020 as compared to the same periods of 2019, respectively. The Partnership Contribution accounted for $5.2 million and $12.1 million of the increase to direct bill revenue for the quarter and year-to-date periods, respectively. Organic growth for direct bill revenue was $1.3 million and $2.9 million for the quarter and year-to-date periods, respectively. Organic growth for direct bill revenue was negatively impacted by $0.2 million for the year-to-date period as a result of incremental cancellation reserves related to COVID-19.
Agency bill revenue primarily represents commission revenue earned by providing insurance placement services to clients wherein we act as an agent on behalf of the Client. Agency bill revenue increased by $8.0 million and $19.9 million for the three and six months ended June 30, 2020 as compared to the same periods of 2019, respectively. The Partnership Contribution accounted for $5.2 million and $16.2 million of the increase to agency bill revenue for the quarter and year-to-date periods, respectively. Organic growth for agency bill revenue was $2.8 million and $3.6 million for the quarter and year-to-date periods, respectively. Organic growth for agency bill revenue was negatively impacted by $0.1 million for the year-to-date period as a result of incremental cancellation reserves related to COVID-19.
Profit-sharing revenue represents bonus-type or contingent revenue that is earned by us as a sales incentive provided by certain Insurance Company Partners. Profit-sharing revenue increased by $0.8 million and $1.5 million for the three and six months ended June 30, 2020 as compared to the same periods of 2019, respectively. The Partnership Contribution accounted for $0.6 million and $1.9 million of the increase to profit-sharing revenue for the quarter and year-to-date periods, respectively. Profit-sharing revenue generated by legacy businesses increased by $0.1 million for the quarter but decreased by $0.5 million for the year-to-date period as a result of expected higher loss ratios in our Middle Market and MainStreet Operating Groups during the first half of 2020 and decreased underwriting in the Florida market by some of our Insurance Company Partners. We expect that rate pressure in the Florida market will increase base commissions and fees towards the end of 2020 and into 2021.

Policy fee and installment fee revenue represents revenue earned for acting in the capacity of an MGA and providing payment processing and services and other administrative functions on behalf of Insurance Company Partners. Policy fee and installment fee revenue increased by $1.3 million and $4.6 million during the three and six months ended June 30, 2020 as compared to the same periods of 2019, respectively, from our “MGA of the Future,” which was acquired April 1, 2019 and resides in our Specialty Operating Group.
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
Commissions, employee compensation and benefits expenses increased by $15.3 million and $33.5 million for the three and six months ended June 30, 2020 as compared to the same periods of 2019, respectively. The Partnership Contribution accounted for $7.8 million and $22.1 million of the increase to commissions, employee compensation and benefits for the quarter and year-to-date periods, respectively. In addition, we had increased compensation for the quarter and year-to-date periods of $2.4 million and $4.0 million, respectively, as a result of 2019 and 2020 hiring for new roles necessary as a public company and to support our growth and $1.7 million and $2.7 million, respectively, related to share-based compensation expense.
On August 7, 2020, the Compensation Committee of the Board of Directors approved a cash transaction bonus of $1.0 million payable to Kris Wiebeck, the Company’s Chief Financial Officer, in recognition of Mr. Wiebeck’s successful leadership and execution of the Company’s recently completed public offering of Class A common stock.
Other Operating Expenses
Other operating expenses include travel, accounting, legal and other professional fees, placement fees, rent, office expenses, depreciation and other costs associated with our operations. Our occupancy-related costs and professional services expenses, in particular, generally increase or decrease in relative proportion to the number of our employees and the overall size and scale of our business operations. In addition, we have invested in the expansion of our Tampa offices to accommodate our growth plans, which has resulted in an increase to rent expense beginning in April 2020. Certain corporate expenses are allocated to the Operating Groups.
Other operating expenses increased by $3.2 million and $8.0 million for the three and six months ended June 30, 2020 as compared to the same periods of 2019, respectively. These increases were primarily attributable to operating expenses such as additional rent and increased software costs, professional fees, and other expenses. The Partnership Contribution accounted for $1.2 million and $3.2 million of the increase to other operating expenses for the quarter and year-to-date periods, respectively. Additionally, we had public company costs of $0.8 million and $1.5 million for the quarter and year-to-date periods, respectively, and higher professional fees related to being a public company.
Amortization Expense
Amortization expense increased by $1.6 million and $4.3 million for the three and six months ended June 30, 2020 as compared to the same periods of 2019, respectively. These increases were driven by amortization related to Partners acquired over the past year, including $1.3 million and $1.8 million related to intangible assets capitalized in connection with Partners acquired during 2020 for the quarter and year-to-date periods, respectively, and $0.3 million and $2.5 million related to intangible assets capitalized in connection with Partners acquired during 2019 for the quarter and year-to-date periods, respectively.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration was $4.6 million for the three months ended June 30, 2020 as compared to $(1.0) million for the same period of 2019. The change in fair value of contingent consideration results from fluctuations in the value of the relevant measurement basis, normally revenue or EBITDA, of our Partners. We had significantly higher estimates for the contingent earnout liabilities of two Partners during the second quarter of 2020 related to growth of their business during the period under consolidation.

Change in fair value of contingent consideration was $6.2 million for the six months ended June 30, 2020 as compared to $(3.8) million for the same period of 2019. We had significantly higher estimates for the contingent earnout liabilities of three Partners during the first six months of 2020 related to growth of their business during the period under consolidation, offset in part by a decrease in estimates for one Partner. We had lower estimates for the contingent earnout liabilities of certain Partners during the first six months of 2019.
Interest Expense, Net
Interest expense, net decreased by $2.6 million and $3.6 million for the three and six months ended June 30, 2020 as compared to the same periods of 2019, respectively, resulting from a significantly lower interest rate in effect for borrowings under the Revolving Credit Commitment in effect during 2020 compared to interest rates in effect for credit facilities in place during the first six months of 2019. The applicable interest rate on the Revolving Credit Commitment was 2.19% at June 30, 2020.
NON-GAAP FINANCIAL MEASURES
Adjusted EBITDA, Adjusted EBITDA Margin, Organic Revenue, Organic Revenue Growth, Adjusted Net Income and Adjusted Diluted Earnings Per Share (“EPS”), are not measures of financial performance under GAAP and should not be considered substitutes for GAAP measures, including commissions and fees (for Organic Revenue and Organic Revenue Growth), net income (loss) (for Adjusted EBITDA and Adjusted EBITDA Margin) net income (loss) attributable to BRP Group, Inc. (for Adjusted Net Income) or diluted earnings (loss) per share (for Adjusted Diluted EPS), which we consider to be the most directly comparable GAAP measures. These non-GAAP financial measures have limitations as analytical tools, and when assessing our operating performance, you should not consider these non-GAAP financial measures in isolation or as substitutes for commissions and fees, net income (loss) or other consolidated income statement data prepared in accordance with GAAP. Other companies in our industry may define or calculate these non-GAAP financial measures differently than we do, and accordingly these measures may not be comparable to similarly titled measures used by other companies.
Adjusted EBITDA eliminates the effects of financing, depreciation, amortization and change in fair value of contingent consideration. We define Adjusted EBITDA as net income (loss) before interest, taxes, depreciation, amortization, change in fair value of contingent consideration and certain items of income and expense, including share-based compensation expense, transaction-related expenses related to Partnerships including severance, and certain non-recurring costs, including those related to raising capital. We believe that Adjusted EBITDA is an appropriate measure of operating performance because it eliminates the impact of expenses that do not relate to business performance, and that the presentation of this measure enhances an investor’s understanding of our financial performance.
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
Adjusted EBITDA and Adjusted EBITDA Margin have important limitations as analytical tools. For example, Adjusted EBITDA and Adjusted EBITDA Margin:

•	do not reflect any cash capital expenditure requirements for the assets being depreciated and amortized that may have to be replaced in the future;

•	do not reflect changes in, or cash requirements for, our working capital needs;

•	do not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations;

•	do not reflect the interest expense or the cash requirements necessary to service interest or principal payments on our debt;

•	do not reflect share-based compensation expense and other non-cash charges; and

•	exclude certain tax payments that may represent a reduction in cash available to us.

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
Adjusted Net Income is presented for the purpose of calculating Adjusted Diluted EPS. We define Adjusted Net Income as net income (loss) attributable to BRP Group, Inc. adjusted for amortization, change in fair value of contingent consideration and certain items of income and expense, including share-based compensation expense, transaction-related expenses related to Partnerships including severance, and certain non-recurring costs that, in the opinion of management, significantly affect the period-over-period assessment of operating results, and the related tax effect of those adjustments.
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
Adjusted EBITDA and Adjusted EBITDA Margin
The following table reconciles Adjusted EBITDA and Adjusted EBITDA Margin to net income (loss), which we consider to be the most directly comparable GAAP financial measure to Adjusted EBITDA and Adjusted EBITDA Margin:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except percentages)	2020	2019	2020	2019
Commissions and fees	$51,268	$33,060	$105,427	$62,897

Net income (loss)	$(7,859)	$(2,959)	$(3,152)	$6,783
Adjustments to net income (loss):
Amortization expense	4,450	2,835	8,046	3,711
Change in fair value of contingent consideration	4,581	(971)	6,242	(3,757)
Share-based compensation	1,978	261	3,117	391
Interest expense, net	1,047	3,623	1,632	5,213
Depreciation expense	240	149	405	276
Transaction-related Partnership expenses	2,020	313	3,868	570
Severance related to Partnership activity	360	300	413	300
Capital related expenses	1,000	1,008	1,000	1,046
Income tax provision	—	—	12	—
Other	568	—	834	155
Adjusted EBITDA	$8,385	$4,559	$22,417	$14,688
Adjusted EBITDA Margin	16%	14%	21%	23%

Organic Revenue and Organic Revenue Growth
The following table reconciles Organic Revenue to commissions and fees, which we consider to be the most directly comparable GAAP financial measure to Organic Revenue:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except percentages)	2020	2019	2020	2019
Commissions and fees	$51,268	$33,060	$105,427	$62,897
Partnership commissions and fees (1)	(12,064)	(13,947)	(34,932)	(19,305)
Organic Revenue	$39,204	$19,113	$70,495	$43,592
Organic Revenue Growth (2)	$6,130	$417	$7,584	$3,110
Organic Revenue Growth % (2)	19%	2%	12%	8%
__________

(1)	Includes the first twelve months of such commissions and fees generated from newly acquired Partners.

(2)
Organic Revenue for the three and six months ended June 30, 2019 used to calculate Organic Revenue Growth for the three and six months ended June 30, 2020 was $33.1 million and $62.9 million, which is adjusted to reflect revenues from Partnerships that reached the twelve-month owned mark during the three and six months ended June 30, 2020.

Adjusted Net Income and Adjusted Diluted EPS
The following table reconciles Adjusted Net Income to net income (loss) attributable to BRP Group, Inc. and reconciles Adjusted Diluted EPS to diluted loss per share attributable to BRP Group, Inc. Class A common stock:

(in thousands, except per share data)	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2020
Net income (loss) attributable to BRP Group, Inc.	$(3,588)	$(2,120)
Net income (loss) attributable to noncontrolling interests	(4,271)	(1,032)
Amortization expense	4,450	8,046
Change in fair value of contingent consideration	4,581	6,242
Share-based compensation	1,978	3,117
Transaction-related Partnership expenses	2,020	3,868
Capital related expenses	1,000	1,000
Amortization of deferred financing costs	119	195
Severance related to Partnership activity	360	413
Other	568	834
Adjusted pre-tax income	7,217	20,563
Adjusted income taxes (1)	715	2,036
Adjusted Net Income	$6,502	$18,527

Weighted-average shares of Class A common stock outstanding - diluted	20,426	19,960
Dilutive effect of unvested restricted shares of Class A common stock	365	344
Exchange of Class B shares (2)	45,466	44,503
Adjusted dilutive weighted-average shares outstanding	66,257	64,807

Adjusted Diluted EPS	$0.10	$0.29

Diluted loss per share	$(0.18)	$(0.11)
Effect of exchange of Class B shares and net income attributable to noncontrolling interests per share	0.06	0.06
Other adjustments to net income per share	0.23	0.37
Adjusted income taxes per share	(0.01)	(0.03)
Adjusted Diluted EPS	$0.10	$0.29
___________

(1)	Represents corporate income taxes at assumed effective tax rate of 9.9% applied to adjusted pre-tax income.

(2)	Assumes the full exchange of Class B shares for Class A common stock pursuant to the Amended LLC Agreement.

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
The following table sets forth our commissions and fees by Operating Group by amount and as a percentage of our commissions and fees:

Commissions and Fees by Operating Group (in thousands)
	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2020		2019		Variance		2020		2019		Variance
Operating Group	Amount	Percent of Business	Amount	Percent of Business	Amount	%	Amount	Percent of Business	Amount	Percent of Business	Amount	%
Middle Market	$20,718	40%	$12,106	37%	$8,612	71%	$42,750	41%	$28,645	46%	$14,105	49%
Specialty	19,456	38%	12,934	39%	6,522	50%	36,872	35%	15,765	25%	21,107	134%
MainStreet	7,704	15%	5,769	17%	1,935	34%	16,012	15%	12,300	20%	3,712	30%
Medicare	3,390	7%	2,251	7%	1,139	51%	9,793	9%	6,187	10%	3,606	58%
	$51,268		$33,060		$18,208		$105,427		$62,897		$42,530
Commissions and fees increased across all Operating Groups for the three months ended June 30, 2020 as compared to the same period of 2019. The Partnership Contribution accounted for $6.7 million, $2.5 million, $1.7 million and $1.2 million of the increase to commissions and fees in the Middle Market, Specialty, MainStreet and Medicare Operating Groups, respectively. The remaining variances in the Middle Market, Specialty and MainStreet Operating Groups are attributable to organic growth. Our Middle Market Operating Group is most likely to feel the impact of the pandemic should the economic contraction persist and businesses act to further reduce their workforces.
Commissions and fees increased across all Operating Groups for the six months ended June 30, 2020 as compared to the same period of 2019. The Partnership Contribution accounted for $11.7 million, $16.4 million, $3.1 million and $3.7 million of the increase to commissions and fees in the Middle Market, Specialty, MainStreet and Medicare Operating Groups, respectively. The remaining variances in the Middle Market, Specialty and MainStreet Operating Groups are attributable to Organic Growth. In addition, we had a small reduction in our organic revenue for the Medicare Operating Group during the period due to reduced revenues in some of our divisions. Continued COVID-19 protocols, including social distancing, may reduce our Medicare agents' abilities to meet person-to-person in our normal venues, which could impact our ability to sell new business during the 2021 Annual Enrollment Period and our first quarter 2021 commissions and fees.
The Middle Market and MainStreet Operating Groups had lower contingent revenue during the six months ended June 30, 2020 as compared to the same period of 2019 related to poor loss trends in our Florida-based personal lines businesses and private risk business in the first half of 2020 in addition to decreased underwriting in the Florida market by our Insurance Company Partners. We expect rate pressure in the Florida market to increase base commissions and fees towards the end of 2020 and into 2021 for those Operating Groups; however, rate pressure may also impact client retention in those periods.
Policies in force for Specialty’s MSI Partnership grew by 131,423, or 42%, to 445,988 at June 30, 2020 from 314,565 at June 30, 2019.

Commissions, Employee Compensation and Benefits
The following table sets forth our commissions, employee compensation and benefits by Operating Group by amount and as a percentage of our commissions, employee compensation and benefits:

Commissions, Employee Compensation and Benefits by Operating Group (in thousands)
	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2020		2019		Variance		2020		2019		Variance
Operating Group	Amount	Percent of Business	Amount	Percent of Business	Amount	%	Amount	Percent of Business	Amount	Percent of Business	Amount	%
Middle Market	$13,463	34%	$9,157	38%	$4,306	47%	$26,083	35%	$17,753	44%	$8,330	47%
Specialty	15,330	39%	9,305	39%	6,025	65%	28,131	38%	11,858	29%	16,273	137%
MainStreet	4,810	12%	3,286	14%	1,524	46%	8,772	12%	6,369	16%	2,403	38%
Medicare	2,215	6%	1,302	5%	913	70%	5,231	7%	2,990	7%	2,241	75%
Corporate and Other	3,445	9%	944	4%	2,501	265%	5,594	8%	1,310	3%	4,284	327%
	$39,263		$23,994		$15,269		$73,811		$40,280		$33,531
Commissions, employee compensation and benefits expenses increased across all Operating Groups for the three months ended June 30, 2020 as compared to the same period of 2019. The Partnership Contribution accounted for $3.9 million, $2.1 million, $0.9 million and $1.0 million of the increase to commissions, employee compensation and benefits expenses in the Middle Market, Specialty, MainStreet and Medicare Operating Groups, respectively. Commissions, employee compensation and benefits expenses also increased in the Middle Market, Specialty and MainStreet Operating Groups as a result of continued investments in Growth Services to support our growth, which costs are primarily allocated among the Operating Groups.
Commissions, employee compensation and benefits expenses increased across all Operating Groups and in Corporate and Other for the six months ended June 30, 2020 as compared to the same period of 2019. The Partnership Contribution accounted for $6.7 million, $11.7 million, $1.5 million and $2.2 million of the increase to commissions, employee compensation and benefits expenses in the Middle Market, Specialty, MainStreet and Medicare Operating Groups, respectively. Commissions, employee compensation and benefits expenses also increased in the Middle Market, Specialty and MainStreet Operating Groups as a result of continued investments in Growth Services to support our growth, which costs are primarily allocated among the Operating Groups.
Commissions, employee compensation and benefits expenses for Corporate and Other increased as a result of hiring new roles necessary as a public company and due to $1.7 million and $2.7 million of additional share-based compensation expense incurred during the quarter and year-to-date periods, respectively.
Other Operating Expenses
The following table sets forth our other operating expenses by Operating Group by amount and as a percentage of our other operating expenses:

Other Operating Expenses by Operating Group (in thousands)
	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2020		2019		Variance		2020		2019		Variance
Operating Group	Amount	Percent of Business	Amount	Percent of Business	Amount	%	Amount	Percent of Business	Amount	Percent of Business	Amount	%
Middle Market	$2,878	30%	$2,205	35%	$673	31%	$5,619	30%	$3,997	38%	$1,622	41%
Specialty	1,313	14%	1,053	16%	260	25%	2,796	15%	1,408	14%	1,388	99%
MainStreet	1,010	11%	925	14%	85	9%	2,007	11%	1,851	18%	156	8%
Medicare	997	10%	412	6%	585	142%	1,787	10%	885	9%	902	102%
Corporate and Other	3,348	35%	1,794	28%	1,554	87%	6,222	34%	2,250	22%	3,972	177%
	$9,546		$6,389		$3,157		$18,431		$10,391		$8,040

Other operating expenses increased across all Operating Groups for the three months ended June 30, 2020 as compared to the same period of 2019. The Partnership Contribution accounted for $0.9 million and $0.3 million of the increase to other operating expenses in the Middle Market and Medicare Operating Groups, respectively.
Other operating expenses increased across all Operating Groups for the six months ended June 30, 2020 as compared to the same period of 2019. The Partnership Contribution accounted for $1.6 million, $1.0 million, $0.1 million and $0.5 million other operating expenses in the Middle Market, Specialty, MainStreet and Medicare Operating Groups, respectively.
Other operating expenses in Corporate and Other, including professional fees, insurance, colleague education, travel and dues and subscriptions, increased primarily as a result of being a public company during 2020.
Amortization Expense
The following table sets forth our amortization by Operating Group by amount and as a percentage of our amortization:

Amortization Expense by Operating Group (in thousands)
	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2020		2019		Variance		2020		2019		Variance
Operating Group	Amount	Percent of Business	Amount	Percent of Business	Amount	%	Amount	Percent of Business	Amount	Percent of Business	Amount	%
Middle Market	$1,384	31%	$496	17%	$888	179%	$1,955	24%	$797	21%	$1,158	145%
Specialty	2,325	52%	2,036	72%	289	14%	4,691	58%	2,303	62%	2,388	104%
MainStreet	445	10%	191	7%	254	133%	876	11%	385	10%	491	128%
Medicare	291	7%	94	3%	197	210%	516	6%	190	5%	326	172%
Corporate and Other	5	—%	18	1%	(13)	(72)%	8	—%	36	1%	(28)	(78)%
	$4,450		$2,835		$1,615		$8,046		$3,711		$4,335
Amortization expense increased across all Operating Groups for the three months ended June 30, 2020 as compared to the same period of 2019. These increases were driven by amortization related to Partners acquired over the past year, including $0.9 million, $0.3 million and $0.1 million related to intangible assets capitalized in connection with Partners acquired during 2020 in the Middle Market, Specialty and Medicare Operating Groups, respectively, and $0.3 million related to intangible assets capitalized in connection with Partners acquired during 2019 in the MainStreet Operating Group.
Amortization expense increased across all Operating Groups for the six months ended June 30, 2020 as compared to the same period of 2019. These increases were driven by amortization related to Partners acquired over the past year, including $1.0 million, $0.6 million and $0.2 million related to intangible assets capitalized in connection with Partners acquired during 2020 in the Middle Market, Specialty and Medicare Operating Groups, respectively, and $0.2 million, $1.8 million and $0.5 million related to intangible assets capitalized in connection with Partners acquired during 2019 in the Middle Market, Specialty and MainStreet Operating Groups, respectively.

Change in Fair Value of Contingent Consideration
The following table sets forth our change in fair value of contingent consideration by Operating Group by amount and as a percentage of our change in fair value of contingent consideration:

Change in Fair Value of Contingent Consideration by Operating Group (in thousands)
	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2020		2019		Variance		2020		2019		Variance
Operating Group	Amount	Percent of Business	Amount	Percent of Business	Amount	%	Amount	Percent of Business	Amount	Percent of Business	Amount	%
Middle Market	$444	10%	$(2,116)	218%	$2,560	(121)%	$(1,722)	(28)%	$(4,234)	113%	$2,512	(59)%
Specialty	3,671	80%	1,295	(133)%	2,376	183%	6,118	98%	777	(21)%	5,341	n/m
MainStreet	427	9%	16	(2)%	411	n/m	2,054	33%	31	(1)%	2,023	n/m
Medicare	39	1%	(166)	17%	205	(123)%	(208)	(3)%	(331)	9%	123	(37)%
	$4,581		$(971)		$5,552		$6,242		$(3,757)		$9,999
__________

n/m	not meaningful
The change in fair value of contingent consideration results from fluctuations in the value of the relevant measurement basis, normally revenue or EBITDA of our Partners. The Specialty Operating Groups recorded a significant expense during the second quarter of 2020 as a result of a higher estimate for the contingent consideration liabilities of our MSI Partner related to growth of the business.
The Specialty and MainStreet Operating Groups recorded significant expenses during the six months ended June 30, 2020 as a result of higher estimates for the contingent consideration liabilities of the MSI and Foundation Insurance Partners, respectively, related to growth of the businesses. The Middle Market Operating Group recorded significant income during the same period as a result of a decrease in estimates for the contingent consideration liability of one Partner due to decreased growth of the business.
LIQUIDITY AND CAPITAL RESOURCES
Our primary liquidity needs for the foreseeable future will include cash to (i) provide capital to facilitate the organic growth of our business and to fund future Partnerships, (ii) pay operating expenses, including cash compensation to our employees and expenses related to being a public company, (iii) make payments under the Tax Receivable Agreement, (iv) pay interest and principal due on borrowings under the JPMorgan Credit Agreement, (v) pay contingent earnout liabilities, and (vi) pay income taxes. We have historically financed our operations and funded our debt service through the sale of our insurance products and services. In addition, we financed significant cash needs to fund growth through the acquisition of Partners through debt financing.
On June 29, 2020, we completed a public offering of 13,225,000 shares of our Class A common stock, including 1,725,000 shares sold pursuant to the underwriters’ over-allotment option. The shares were sold at an offering price of $13.25 per share for net proceeds of $166.6 million after deducting underwriting discounts and commissions of $7.9 million and offering expenses of $769,000.
At June 30, 2020, our cash and cash equivalents were $194.4 million. We believe that our cash and cash equivalents, cash flow from operations and available borrowings under the JPMorgan Credit Agreement will be sufficient to fund our working capital and meet our commitments for the foreseeable future. However, we expect that we will require additional funding to continue to execute on our Partnership strategy. Such funding could include the incurrence of additional debt or the issuance of equity. Additional funds may not be available on a timely basis, on favorable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term Partnership strategy. If we are not able to raise funds when needed, we could be forced to delay or reduce the number of Partnerships that we complete.
See Part II, Item 1A. “Risk Factors - The ongoing novel coronavirus (COVID-19) pandemic could result in declines in business and increases in claims that could adversely affect our business, financial condition and results of operations” in our Quarterly Report on Form 10-Q for the three months ended March 31, 2020.

JPMorgan Credit Agreement
As of June 30, 2020, we had an aggregate borrowing capacity of $400.0 million under the Revolving Credit Commitment of the JPMorgan Credit Agreement, which matures on September 23, 2024 and of which no more than $65.0 million is available for working capital purposes and the entirety of which is available to fund acquisitions permitted under the JPMorgan Credit Agreement. The outstanding balance of the Revolving Credit Commitment was $226.0 million at June 30, 2020. In July 2020, we repaid $125.0 million of debt under the Revolving Credit Commitment with proceeds received from the offering.
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
At June 30, 2020 and December 31, 2019, the variable rate in effect for the JPMorgan Credit Agreement was the London Interbank Offered Rate (“LIBOR”) due to a pricing option and the applicable interest rate on the Revolving Credit Commitment was 2.19% and 3.81%, respectively.
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
Contractual Obligations
The following table represents our contractual obligations, aggregated by type, at June 30, 2020:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases (1)	$46,715	$6,816	$12,530	$10,248	$17,121
Debt obligations payable (2)	247,012	4,944	9,888	232,180	—
Maximum future acquisition contingency payments (3)	227,333	35,594	179,702	12,037	—
Total	$521,060	$47,354	$202,120	$254,465	$17,121
__________

(1)	The Company leases facilities and equipment under noncancelable operating leases. Rent expense was $2.7 million and $1.9 million for the six months ended June 30, 2020 and 2019, respectively.

(2)	Represents scheduled debt obligations and estimated interest payments.

(3)	Includes $78.5 million of current and noncurrent estimated contingent earnout liabilities at June 30, 2020.

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
During the six months ended June 30, 2020, we redeemed and repurchased LLC Units and shares of Class B common stock, which triggered an increase in BRP Group’s tax basis but did not result in a tax benefit to the LLC Unit holders.
SOURCES AND USES OF CASH
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated:

	For the Six Months Ended June 30,
(in thousands)	2020	2019	Variance
Net cash provided by operating activities	$43,644	$8,862	$34,782
Net cash used in investing activities	(227,426)	(77,541)	(149,885)
Net cash provided by financing activities	317,147	76,513	240,634
Net increase in cash and cash equivalents and restricted cash	133,365	7,834	125,531
Cash and cash equivalents and restricted cash at beginning of period	71,071	7,995	63,076
Cash and cash equivalents and restricted cash at end of period	$204,436	$15,829	$188,607
Operating Activities
The primary sources and uses of cash for operating activities are net income adjusted for non-cash items and changes in assets and liabilities, or operating working capital. Net cash provided by operating activities increased $34.8 million for the six months ended June 30, 2020 as compared to the same period of 2019 driven by a net increase in cash flows provided by growing premiums payable balances and an increase in net income (loss) adjusted for noncash items, offset in part by losses in revenues from profit-sharing and fees.
Investing Activities
The primary sources and uses of cash for investing activities relate to cash consideration paid to fund Partnerships and other investments, as well as capital expenditures. Net cash used in investing activities increased $149.9 million for the six months ended June 30, 2020 as compared to the same period of 2019. Cash consideration paid to fund Partnerships increased $148.2 million as a result of an increase in the number and size of Partnerships we completed during the first half of 2020 compared to the same period of 2019.
Financing Activities
The primary sources and uses of cash for financing activities relate to the issuance of our Class A common stock, borrowings from and repayment to our credit agreements, payment of debt issuance costs, payment of contingent and guaranteed earnout consideration, distributions and contributions, and other equity transactions. Net cash provided by financing activities increased $240.6 million for the six months ended June 30, 2020 as compared to the same period of 2019. During 2020, we received net proceeds of $135.3 million from the public offering of our Class A common stock after deducting underwriting discounts and commissions, offering expenses and the repurchase of LLC Units from our Chairman and other founders. In addition, net proceeds provided by borrowings on our Credit Agreements increased $91.1 million primarily as a result of borrowings to fund the two Partnerships during the second quarter of 2020.

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
There have been no material changes in our critical accounting policies during the three months ended June 30, 2020 as compared to those disclosed in the Critical Accounting Estimates section under Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K filed with the SEC on March 24, 2020.
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
Our invested assets are held primarily as cash and cash equivalents, restricted cash, certificates of deposit, U.S. treasury securities and professionally managed short duration fixed income funds. These investments are subject to interest rate risk. The fair values of our invested assets at June 30, 2020 and December 31, 2019 approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.
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

At June 30, 2020, we had $226.0 million of borrowings outstanding under the JPMorgan Credit Agreement, which bears interest on a floating basis tied to either the prime rate or one of various other variable rates as defined in the JPMorgan Credit Agreement, and therefore is subject to changes in the associated interest expense. At June 30, 2020, the variable rate in effect for the JPMorgan Credit Agreement was LIBOR. Based on an increase of 25 and 50 basis points in the LIBOR at June 30, 2020 and the balance outstanding at such time, our annual interest expense for the JPMorgan Credit Agreement would have increased by $565,000 and $1,130,000, respectively.
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weaknesses in internal control over financial reporting described in this report, our disclosure controls and procedures were not effective as of June 30, 2020.
We previously reported four material weaknesses in the design and operation of our internal control over financial reporting that were identified in connection with the audit of our fiscal year 2018 consolidated financial statements. A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. The material weaknesses relate to (i) lack of sufficient number of personnel with the appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately; (ii) insufficient policies and procedures to achieve complete and accurate financial accounting, reporting and disclosures; (iii) insufficient policies and procedures to review, analyze, account for and disclose complex transactions; and (iv) failure to design and maintain controls over the operating effectiveness of information technology. During the quarter ended June 30, 2020, we continued the process of planning and implementing a number of steps to enhance our internal control over financial reporting and to address these material weaknesses, including the hiring of key personnel in the accounting department with technical accounting and financial reporting experience and have enhanced our internal review procedures during the financial statement close process. We are continuing to document and improve our processes, implement internal controls procedures and design and implement IT general computer controls. These material weaknesses still exist at June 30, 2020.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.
ITEM 1A. RISK FACTORS
See the risk factors outlined under Risk Factors in our Annual Report on Form 10-K filed with the SEC on March 24, 2020 and in our Quarterly Report on Form 10-Q for the three months ended March 31, 2020 filed with the SEC on May 13, 2020.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
The following list sets forth information regarding all unregistered securities sold or issued by us in the three months ended June 30, 2020. No underwriters were involved in these sales. There was no general solicitation of investors or advertising, and we did not pay or give, directly or indirectly, any commission or other remuneration, in connection with the offering of these securities. In the transaction described below, the recipients of the securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in this transaction.

•
On April 1, 2020, as partial consideration for the acquisition by Baldwin Krystyn Sherman Partners, LLC ("BKS-Partners") of substantially all of the assets of IRP, BRP Group issued 814,640 shares of Class B common stock.

•	On May 1, 2020, as partial consideration for the acquisition by BKS-Partners of substantially all of the assets of SPG, BRP Group issued 81,263 shares of Class B common stock.

•	On June 1, 2020, as partial consideration for the acquisition by BKS-Partners of substantially all of the assets of Rosenthal, BRP Group issued 1,164,393 shares of Class B common stock.

•	On June 1, 2020, as partial consideration for the acquisition by BKS-Partners of substantially all of the assets of TBA-RBA, BRP Group issued 2,458,652 shares of Class B common stock.
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

During January and February 2020, we used $44.3 million of the proceeds to fund the consideration for four Partnerships, during April and May 2020, we used $36.0 million of the proceeds to fund the consideration for three Partnerships and during June 2020, we used $40.8 million of the proceeds to fund the consideration for two Partnerships.
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
Issuer Purchases of Equity Securities
The following table provides information about our repurchase of shares of our Class A common stock during the three months ended June 30, 2020:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value that may yet be Purchased under the Plans or Programs
April 1, 2020 to April 30, 2020	33,789	$10.55	—	$—
May 1, 2020 to May 31, 2020	—	—	—	—
June 1, 2020 to June 30, 2020	—	—	—	—
Total	33,789	$10.55	—	$—
__________

(1)
We purchased 33,789 shares during the three months ended June 30, 2020, which were acquired from our employees to cover required tax withholdings on the vesting of shares granted under the BRP Group, Inc. Omnibus Incentive Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following exhibits are filed as a part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibit
10.1
Incremental Facility Amendment No. 3 to Credit Agreement, dated as of June 18, 2020, by and among Baldwin Risk Partners, LLC, JPMorgan Chase Bank, N.A., as the Agent, the Lenders party thereto and the other parties thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2020 (File No. 001-39095))

31.1*	Certification of the Registrant’s Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
31.2*	Certification of the Registrant’s Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32*	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in inline XBRL and included in Exhibit 101)
__________

*	Filed or furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRP GROUP, INC.

Date: August 13, 2020	By:	/s/ Trevor L. Baldwin
Trevor L. Baldwin
Chief Executive Officer

Date: August 13, 2020	By:	/s/ Kristopher A. Wiebeck
Kristopher A. Wiebeck
Chief Financial Officer