Form 10-Q
period 2020-09-30
BRP Group, Inc.
filed 2020-11-12
CIK 1781755

_____________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020
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
4211 W. Boy Scout Blvd., Suite 800 Tampa, Florida 33607
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of outstanding shares of the registrant’s Class A common stock, $0.01 par value, as of November 6, 2020 was approximately 33,988,164.

BRP GROUP, INC.
INDEX

		Page
PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019	5
	Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2020 and 2019	7
	Condensed Consolidated Statements of Stockholders’/Members’ Equity (Deficit) and Mezzanine Equity for the Three and Nine Months Ended September 30, 2020 and 2019	8
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2020 and 2019	10
	Notes to Condensed Consolidated Financial Statements	12
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	43
ITEM 4.	Controls and Procedures	43
PART II. OTHER INFORMATION		44
ITEM 1.	Legal Proceedings	44
ITEM 1A.	Risk Factors	44
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
ITEM 3.	Defaults Upon Senior Securities	45
ITEM 4.	Mine Safety Disclosures	45
ITEM 5.	Other Information	45
ITEM 6.	Exhibits	46

SIGNATURES		47

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
Fletcher    Fletcher Financial Group, Inc., a Medicare Partner effective July 31, 2020
Highland    Highland Risk Services, LLC, a Specialty Partner effective January 1, 2020
Insurance Company Partners    Insurance companies with which we have a contractual relationship
IRP    Insurance Risk Partners, LLC, a Middle Market Partner effective April 1, 2020
Lanier    Lanier Upshaw, Inc., a Middle Market Partner effective January 1, 2020
MIA    Medicare Insurance Advisors, Inc., a Medicare Partner effective July 31, 2020
MGA    Managing General Agent
New JPM Credit Agreement    Credit Agreement, dated as of October 14, 2020, between Baldwin Risk Partners, LLC, as borrower, JPMorgan Chase Bank, N.A., as the Administrative Agent, the Guarantors party thereto, the Lenders party thereto and the Issuing Lenders party thereto
Old JPM Credit Agreement    Fourth amended and restated credit agreement between Baldwin Risk Partners, LLC, as borrower, JPMorgan Chase Bank, N.A., as agent and lender, and the several banks and other financial institutions as lenders entered into on December 19, 2019, pursuant to an amendment and restatement agreement between Baldwin Risk Partners, LLC, as borrower, Cadence Bank, N.A., as existing agent and lender, JPMorgan Chase Bank, N.A., as successor agent and lender, and the several banks and other financial institutions as lenders entered into on December 19, 2019, as amended by the Incremental Facility Amendment No. 1 entered into on March 12, 2020, the Amendment No. 2 to Credit Agreement entered into on April 6, 2020 and the Incremental Facility Amendment No. 3 entered into June 18, 2020
Operating Groups    Our reportable segments
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
SPG    Southern Protective Group, LLC, a Middle Market Partner effective May 1, 2020
TBA/RBA    Trinity Benefit Advisors, Inc./Russ Blakely & Associates, LLC, a Middle Market Partner effective June 1, 2020
Tax Receivable Agreement    Tax Receivable Agreement between BRP Group, Inc. and the holders of LLC Units in Baldwin Risk Partners, LLC entered into on October 28, 2019
VibrantUSA    VibrantUSA Inc., a Medicare Partner effective date of February 1, 2020

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRP GROUP, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share and per share data)	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$50,220	$67,689
Restricted cash	7,778	3,382
Premiums, commissions and fees receivable, net	98,345	58,793
Prepaid expenses and other current assets	2,689	3,019
Due from related parties	41	43
Total current assets	159,073	132,926
Property and equipment, net	7,791	3,322
Other assets	7,949	5,600
Intangible assets, net	203,555	92,450
Goodwill	344,396	164,470
Total assets	$722,764	$398,768
Liabilities, Mezzanine Equity and Stockholders’ Equity
Current liabilities:
Premiums payable to insurance companies	$83,617	$50,541
Producer commissions payable	12,019	7,470
Accrued expenses and other current liabilities	21,851	12,334
Current portion of contingent earnout liabilities	7,065	2,480
Total current liabilities	124,552	72,825
Revolving lines of credit	101,000	40,363
Contingent earnout liabilities, less current portion	78,323	46,289
Other liabilities	2,194	2,017
Total liabilities	306,069	161,494
Commitments and contingencies (Note 14)
Mezzanine equity:
Redeemable noncontrolling interest	101	23
Stockholders’ equity:
Class A common stock, par value $0.01 per share, 300,000,000 shares authorized; 33,932,868 and 19,362,984 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	339	194
Class B common stock, par value $0.0001 per share, 50,000,000 shares authorized; 45,247,711 and 43,257,738 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	4	4
Additional paid-in capital	237,644	82,425
Accumulated deficit	(14,038)	(8,650)
Notes receivable from stockholders	(519)	(688)
Total stockholders’ equity attributable to BRP Group, Inc.	223,430	73,285
Noncontrolling interest	193,164	163,966
Total stockholders’ equity	416,594	237,251
Total liabilities, mezzanine equity and stockholders’ equity	$722,764	$398,768

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

(in thousands)	September 30, 2020	December 31, 2019
Assets of Consolidated Variable Interest Entities That Can Only be Used to Settle the Obligations of Consolidated Variable Interest Entities:
Cash and cash equivalents	$122	$47
Premiums, commissions and fees receivable, net	153	75
Total current assets	275	122
Property and equipment, net	23	31
Other assets	5	7
Total assets	$303	$160
Liabilities of Consolidated Variable Interest Entities for Which Creditors Do Not Have Recourse to the Company:
Premiums payable to insurance companies	$1	$6
Producer commissions payable	19	15
Accrued expenses and other current liabilities	7	29
Total liabilities	$27	$50

See accompanying Notes to Condensed Consolidated Financial Statements.

BRP GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except share and per share data)	2020	2019	2020	2019
Revenues:
Commissions and fees	$65,843	$38,383	$171,270	$101,280

Operating expenses:
Commissions, employee compensation and benefits	48,469	26,788	122,280	67,068
Other operating expenses	12,146	6,320	30,577	16,711
Amortization expense	5,185	3,082	13,231	6,793
Change in fair value of contingent consideration	6,455	535	12,697	(3,222)
Depreciation expense	258	184	663	460
Total operating expenses	72,513	36,909	179,448	87,810

Operating income (loss)	(6,670)	1,474	(8,178)	13,470

Other expense:
Interest expense, net	(922)	(3,785)	(2,554)	(8,998)
Other income (expense)	(23)	5	(23)	5
Total other expense	(945)	(3,780)	(2,577)	(8,993)

Income (loss) before income taxes	(7,615)	(2,306)	(10,755)	4,477
Income tax provision	—	—	12	—
Net income (loss)	(7,615)	(2,306)	(10,767)	4,477
Less: net income (loss) attributable to noncontrolling interests	(4,347)	(2,306)	(5,379)	4,477
Net loss attributable to BRP Group, Inc.	$(3,268)	$—	$(5,388)	$—

Comprehensive income (loss)	$(7,615)	$(2,306)	$(10,767)	$4,477
Comprehensive income (loss) attributable to noncontrolling interests	(4,347)	(2,306)	(5,379)	4,477
Comprehensive loss attributable to BRP Group, Inc.	(3,268)	—	(5,388)	—

Basic and diluted net loss per share	$(0.10)		$(0.22)
Basic and diluted weighted-average shares of Class A common stock outstanding	33,098,356		24,371,304

See accompanying Notes to Condensed Consolidated Financial Statements.

BRP GROUP, INC.
Condensed Consolidated Statements of Stockholders’/Members’ Equity (Deficit) and Mezzanine Equity
(Unaudited)

For the Three Months Ended September 30, 2020
	Stockholders’ Equity									Mezzanine Equity
	Class A Common Stock		Class B Common Stock
(in thousands, except share data)	Shares	Amount	Shares	Amount	APIC	Accumulated Deficit	Notes Receivable from Stockholders	Non-controlling Interest	Total	Redeemable Non-controlling Interest
Balance at June 30, 2020	33,302,477	$333	45,458,763	$4	$235,520	$(10,770)	$(573)	$198,049	$422,563	$71
Net income (loss)	—	—	—	—	—	(3,268)	—	(4,369)	(7,637)	22
Offering costs	—	—	—	—	(28)	—	—	—	(28)	—
Equity issued in business combinations	25,491	—	—	—	445	—	—	—	445	—
Share-based compensation, net of forfeitures	393,848	4	—	—	908	—	—	285	1,197	—
Redemptions and repurchases of common stock	211,052	2	(211,052)	—	799	—	—	(801)	—	—
Repayment of stockholder notes receivable	—	—	—	—	—	—	54	—	54	—
Contributions	—	—	—	—	—	—	—	—	—	8
Balance at September 30, 2020	33,932,868	$339	45,247,711	$4	$237,644	$(14,038)	$(519)	$193,164	$416,594	$101

For the Nine Months Ended September 30, 2020
	Stockholders’ Equity									Mezzanine Equity
	Class A Common Stock		Class B Common Stock
(in thousands, except share data)	Shares	Amount	Shares	Amount	APIC	Accumulated Deficit	Notes Receivable from Stockholders	Non-controlling Interest	Total	Redeemable Non-controlling Interest
Balance at December 31, 2019	19,362,984	$194	43,257,738	$4	$82,425	$(8,650)	$(688)	$163,966	$237,251	$23
Net income (loss)	—	—	—	—	—	(5,388)	—	(5,438)	(10,826)	59
Issuance of Class A common stock in offering, net of underwriting discounts and offering costs	13,225,000	132	(2,475,000)	—	144,497	—	—	(9,398)	135,231	—
Equity issued in business combinations	513,025	5	4,805,572	—	8,117	—	—	44,453	52,575	—
Share-based compensation, net of forfeitures	580,045	6	—	—	2,600	—	—	880	3,486	—
Redemptions and repurchases of common stock	251,814	2	(340,599)	—	5	—	—	(1,299)	(1,292)	—
Repayment of stockholder notes receivable	—	—	—	—	—	—	169	—	169	—
Contributions	—	—	—	—	—	—	—	—	—	19
Balance at September 30, 2020	33,932,868	$339	45,247,711	$4	$237,644	$(14,038)	$(519)	$193,164	$416,594	$101

See accompanying Notes to Condensed Consolidated Financial Statements.

BRP GROUP, INC.
Condensed Consolidated Statements of Stockholders’/Members’ Equity (Deficit) and Mezzanine Equity (Continued)
(Unaudited)

For the Three Months Ended September 30, 2019
	Members’ Equity (Deficit)				Mezzanine Equity
(in thousands)	Members’ Deficit	Notes Receivable from Members	Noncontrolling Interest	Total	Redeemable Noncontrolling Interest	Redeemable Members’ Capital
Balance at June 30, 2019	$(128,869)	$(256)	$2,424	$(126,701)	$65,906	$110,596
Net income (loss)	(2,578)	—	(20)	(2,598)	1,440	(1,148)
Contributions	—	—	—	—	1	—
Repayment of member notes receivable	—	16	—	16	—	—
Issuance and vesting of Management Incentive Units	303	—	—	303	—	—
Issuance of common units	—	—	—	—	—	—
Equity issued in business combinations	—	—	—	—	6,674	—
Change in the redemption value of redeemable interests	(74,166)	—	—	(74,166)	11,125	63,041
Distributions	(732)	—	(17)	(749)	(2,538)	(251)
Balance at September 30, 2019	$(206,042)	$(240)	$2,387	$(203,895)	$82,608	$172,238

For the Nine Months Ended September 30, 2019
	Members’ Equity (Deficit)				Mezzanine Equity
(in thousands)	Members’ Deficit	Notes Receivable from Members	Noncontrolling Interest	Total	Redeemable Noncontrolling Interest	Redeemable Members’ Capital
Balance at December 31, 2018	$(63,606)	$(90)	$937	$(62,759)	$46,208	$39,354
Net income	119	—	112	231	3,761	485
Contributions	—	—	—	—	35	—
Contributions through issuance of member notes receivable	—	(310)	47	(263)	263	—
Repayment of member notes receivable	—	160	—	160	—	—
Issuance and vesting of Management Incentive Units	663	—	—	663	—	—
Issuance of common units	612	—	386	998	—	5,509
Repurchase of common units	—	—	—	—	—	(11,177)
Repurchase redemption value adjustments	—	—	—	—	—	(1,323)
Equity issued in business combinations	—	—	1,000	1,000	37,637	—
Change in the redemption value of redeemable interests	(140,708)	—	—	(140,708)	167	140,541
Distributions	(3,122)	—	(95)	(3,217)	(5,463)	(1,151)
Balance at September 30, 2019	$(206,042)	$(240)	$2,387	$(203,895)	$82,608	$172,238

See accompanying Notes to Condensed Consolidated Financial Statements.

BRP GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2020	2019
Cash flows from operating activities:
Net income (loss)	$(10,767)	$4,477
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,894	7,253
Change in fair value of contingent consideration	12,697	(3,222)
Share-based compensation expense	5,357	110
Payment of contingent earnout consideration in excess of purchase price accrual	(1,727)	—
Amortization of deferred financing costs	384	1,117
Loss on extinguishment of debt	—	115
Issuance and vesting of Management Incentive Units	—	663
Participation unit compensation	—	150
Changes in operating assets and liabilities, net of effect of acquisitions:
Premiums, commissions and fees receivable, net	(12,717)	(441)
Prepaid expenses and other current assets	230	(921)
Due from related parties	2	73
Accounts payable, accrued expenses and other current liabilities	23,418	5,090
Other liabilities	—	105
Net cash provided by operating activities	30,771	14,569
Cash flows from investing activities:
Capital expenditures	(4,135)	(1,465)
Investment in business venture	—	(200)
Cash consideration paid for asset acquisitions, net of cash received	(695)	(671)
Cash consideration paid for business combinations, net of cash received	(230,403)	(99,486)
Net cash used in investing activities	(235,233)	(101,822)
Cash flows from financing activities:
Proceeds from issuance of Class A common stock, net of underwriting discounts	167,346	—
Repurchase/redemption of LLC Units and Class B common stock	(32,610)	—
Payment of common stock offering costs	(798)	—
Payment of contingent and guaranteed earnout consideration	(1,192)	(813)
Proceeds from revolving line of credit	185,637	68,464
Repayments of revolving line of credit	(125,000)	—
Proceeds from related party debt	—	49,845
Payments on long-term debt	—	(204)
Payments of debt issuance costs and debt extinguishment costs	(2,182)	(15)
Proceeds from repayment of stockholder/member notes receivable	169	160
Repurchase of common units	—	(12,500)
Distributions	—	(9,831)
Other	19	1,662
Net cash provided by financing activities	191,389	96,768
Net increase (decrease) in cash and cash equivalents and restricted cash	(13,073)	9,515
Cash and cash equivalents and restricted cash at beginning of period	71,071	7,995
Cash and cash equivalents and restricted cash at end of period	$57,998	$17,510
See accompanying Notes to Condensed Consolidated Financial Statements.

BRP GROUP, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
	For the Nine Months Ended September 30,
(in thousands)	2020	2019
Supplemental schedule of cash flow information:
Cash paid during the period for interest	$2,309	$7,480
Disclosure of non-cash investing and financing activities:
Equity issued in business combinations	$52,575	$38,637
Contingent earnout consideration issuances	26,612	29,117
Additions to property and equipment included in accrued expenses and other current liabilities	561	—
Change in the redemption value of redeemable interests	—	140,708
Capitalization of issuance to redeemable common member	—	5,509
Capitalization of offering costs	—	4,207
Debt issuance costs added to revolving line of credit	—	2,554
Transfer of long-term debt to revolving line of credit	—	1,820
Contingently returnable consideration for business combinations	—	321

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
Public Offering
On June 29, 2020, the Company completed a public offering of 13,225,000 shares of its Class A common stock, including 1,725,000 shares sold pursuant to the underwriters’ over-allotment option. The shares were sold at an offering price of $13.25 per share for net proceeds of $166.5 million after deducting underwriting discounts and commissions of $7.9 million and offering expenses of $798,000.
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
BRP and BRP Group were under the common control of the Company’s Chairman, Lowry Baldwin, before and immediately after the reorganization transactions undertaken in connection with the Initial Public Offering (the “Reorganization Transactions”). Prior to the Reorganization Transactions, Mr. Baldwin held a controlling interest in Baldwin Investment Group Holdings, LLC (“BIGH”), which was the controlling owner of BRP through its majority ownership of BRP’s common units. In addition, Mr. Baldwin was the sole shareholder of BRP Group. Upon reorganization, BRP Group became the sole managing member of BRP. Holders of the Class B common stock hold a majority of the voting power of BRP Group and stockholders of the then majority of the Class B common stock, including BIGH, executed a Voting Agreement in which they agreed to vote in the same manner as Mr. Baldwin. As a result, Mr. Baldwin continued to control BRP Group subsequent to the Initial Public Offering and Reorganization Transactions. Accordingly, we have accounted for the Reorganization Transactions as a transaction between entities under common control in accordance with Accounting Standards Codification (“ASC”) Topic 805-50, Business Combinations - Related Issues, under which the financial information of BRP Group has been combined with that of BRP as of the earliest period presented.
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
Noncontrolling Interest
Noncontrolling interests are reported at historical cost basis adjusted for cumulative earnings or loss allocations and classified as a component of stockholders’ equity on the condensed consolidated balance sheets. Noncontrolling interest as presented as of September 30, 2020 and December 31, 2019 and for the nine months ended September 30, 2020 and 2019 consists of the noncontrolling interest holdings of BRP Group subsequent to the Company’s reorganization in connection with the Initial Public Offering. The controlling interest holdings of BRP for the period from January 1, 2019 through September 30, 2019 have been reclassified to noncontrolling interest holdings of BRP Group for presentation of activity for the three and nine months ended September 30, 2019.
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
Self-Insurance Reserve
The Company converted to a self-insured health insurance plan beginning in March 2020 for which it carries an insurance program with specific retention levels or high per-claim deductibles for expected losses. The Company records a liability for all unresolved claims and for an estimate of incurred but not reported ("IBNR") claims at the anticipated cost that falls below its specified retention levels or per-claim deductible amounts. In establishing reserves, the Company considers actuarial assumptions and judgments regarding economic conditions and the frequency and severity of claims. The Company had an IBNR reserve of $1.1 million at September 30, 2020, which is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.
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
3. Business Combinations
The Company completed 11 business combinations for an aggregate purchase price of $317.7 million during the nine months ended September 30, 2020. In accordance with ASC Topic 805, Business Combinations (“Topic 805”), total consideration was first allocated to the fair value of assets acquired, including liabilities assumed, with the excess being recorded as goodwill. For financial statement purposes, goodwill is not amortized but rather is evaluated for impairment at least annually or more frequently if an event or change in circumstances occurs that indicates goodwill may be impaired. Goodwill is deductible for tax purposes and will be amortized over a period of 15 years.
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

The Company completed the following 11 business combinations during the nine months ended September 30, 2020:
•Lanier, a Middle Market Partner effective January 1, 2020, was made to expand the Company’s Middle Market presence in the healthcare, higher education, construction, property and non-profit businesses throughout Florida and other states.
•Highland, a Specialty Partner effective January 1, 2020, was made to expand the Company’s Specialty presence in the healthcare and cyber insurance businesses and to add capabilities within the real estate business.
•AgencyRM, a Medicare Partner effective February 1, 2020, was made to expand the Company’s Medicare business presence in Texas.
•VibrantUSA, a Medicare Partner effective February 1, 2020, was made to expand the Company’s Medicare business presence in Washington.
•IRP, a Middle Market Partner effective April 1, 2020, was made to expand the Company’s capabilities within the energy and infrastructure business.
•Southern Protective Group, a Middle Market Partner effective May 1, 2020, was made to expand the Company's risk consulting capabilities in the medical malpractice market.
•Pendulum, a Specialty Partner effective May 1, 2020, was made to expand the Company's specialty risk consulting capabilities in the long-term care and senior living markets.
•Rosenthal, a Middle Market Partner effective June 1, 2020, was made to expand the Company’s capabilities within the habitational real estate industry.
•TBA/RBA, a Middle Market Partner effective June 1, 2020, was made to expand the Company’s employee benefits business in Tennessee and across the Southeastern U.S.
•Fletcher, a Medicare Partner effective July 31, 2020, was made to expand the Company’s Medicare business presence in Washington.
•MIA, a Medicare Partner effective July 31, 2020, was made to expand the Company’s Medicare business presence in Tennessee.
The operating results of these business combinations have been included in the condensed consolidated statements of comprehensive income (loss) since their respective acquisition dates. The Company recognized total revenues and net income from these business combinations of $37.1 million and $3.0 million, respectively, for the nine months ended September 30, 2020.
Acquisition-related costs incurred in connection with these business combinations are recorded in other operating expenses in the condensed consolidated statements of comprehensive income (loss). The Company incurred acquisition-related costs from these business combinations of $1.7 million for the nine months ended September 30, 2020.

The table below provides a summary of the total consideration and the estimated purchase price allocations made for each of the business acquisitions that became effective during the nine months ended September 30, 2020. The "All Others" column includes amounts for the AgencyRM, VibrantUSA, Southern Protective Group, Pendulum, Fletcher and MIA business combinations.

(in thousands)	Lanier	Highland	IRP	Rosenthal	TBA/RBA	All Others	Totals
Cash consideration paid	$24,450	$6,603	$26,223	$75,936	$76,272	$28,634	$238,118
Fair value of contingent earnout consideration	1,628	788	5,521	7,051	7,000	4,624	26,612
Fair value of equity interest	6,119	4,500	7,535	10,147	21,427	2,847	52,575
Deferred payment	—	—	—	—	300	59	359
Total consideration	$32,197	$11,891	$39,279	$93,134	$104,999	$36,164	$317,664

Cash	$2,413	$1,542	$1,694	$954	$—	$1,112	$7,715
Premiums, commissions and fees receivable	2,494	5,929	3,229	4,734	8,731	1,718	26,835
Property and equipment	294	—	123	—	—	26	443
Other assets	168	13	11	11	—	19	222
Intangible assets							—
Purchased customer accounts	4,312	—	6,250	33,670	53,900	3,489	101,621
Distributor relationships	—	6,500	—	—	—	12,880	19,380
Carrier relationships	—	659	—	—	—	—	659
Software	—	—	—	—	—	565	565
Trade names	—	214	—	939	179	77	1,409
Goodwill	25,735	4,276	32,273	56,253	44,264	17,125	179,926
Total assets acquired	35,416	19,133	43,580	96,561	107,074	37,011	338,775
Premiums and producer commissions payable	(2,954)	(6,374)	(4,301)	(3,427)	(2,075)	(586)	(19,717)
Accrued expenses and other current liabilities	(265)	(868)	—	—	—	(261)	(1,394)
Total liabilities acquired	(3,219)	(7,242)	(4,301)	(3,427)	(2,075)	(847)	(21,111)
Net assets acquired	$32,197	$11,891	$39,279	$93,134	$104,999	$36,164	$317,664

Maximum potential contingent earnout consideration (1)	$11,000	$2,450	$44,399	$30,843	$30,147	$15,930	$134,769
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

The intangible assets acquired in connection with business combinations during the nine months ended September 30, 2020 have the following estimated weighted-average lives:

Weighted-Average Life
Purchased customer accounts	19.3 years
Distributor relationships	20.0 years
Carrier relationships	0.8 years
Software	2.0 years
Trade names	4.3 years
Future annual estimated amortization expense over the next five years for intangible assets acquired in connection with business combinations during the nine months ended September 30, 2020 is as follows:

(in thousands)	Amount
For the remainder of 2020	$2,092
2021	8,545
2022	8,280
2023	8,132
2024	7,942
The following unaudited pro forma consolidated results of operations are provided for illustrative purposes only and have been presented as if the acquisitions of Lanier, Highland, AgencyRM, VibrantUSA, IRP, Southern Protective Group, Pendulum, Rosenthal, TBA/RBA, Fletcher and MIA occurred on January 1, 2019. This unaudited pro forma information should not be relied upon as being indicative of the historical results that would have been obtained if the acquisitions had occurred on that date, nor of the results that may be obtained in the future.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2020	2019	2020	2019
Pro forma results:
Revenues	$66,075	$56,095	$201,960	$163,522
Net income (loss)	(7,588)	(3,448)	(882)	5,647
Net loss attributable to BRP Group, Inc.	(3,250)		(320)

Basic and diluted loss per share	$(0.10)		$(0.01)
Weighted-average shares of Class A common stock outstanding - basic and diluted	33,107		24,408
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
The Company determined that it is the primary beneficiary of its VIEs, which, at September 30, 2019, included The Villages Insurance Partners, LLC (“TVIP”) and the Company’s joint ventures, BKS-IPEO JV Partners, LLC (“iPEO”), Laureate Insurance Partners, LLC (“Laureate”), BKS Smith, LLC (“Smith”), BKS MS, LLC (“Saunders”) and BKS Partners Galati Marine Solutions, LLC (“Galati”). In connection with the reorganization transactions and initial public offering in October 2019, the Company acquired the equity interests of TVIP and iPEO, which became wholly-owned subsidiaries of BRP and, accordingly, are no longer VIEs of the Company at September 30, 2020 and December 31, 2019. The Company has consolidated its VIEs into the consolidated financial statements.

Total revenues and expenses of the Company’s consolidated VIEs included in the condensed consolidated statements of comprehensive income (loss) were $180,000 and $159,000, respectively, for the three months ended September 30, 2020 and $3.3 million and $2.4 million, respectively, for the three months ended September 30, 2019. Total revenues and expenses of the Company’s consolidated VIEs included in the condensed consolidated statements of comprehensive income (loss) were $583,000 and $498,000, respectively, for the nine months ended September 30, 2020 and $11.1 million and $7.1 million, respectively, for the nine months ended September 30, 2019. The revenues and expenses of TVIP and iPEO are included in the revenues and expenses of the Company’s consolidated VIEs for the three and nine months ended September 30, 2019.
The assets of the consolidated VIEs can only be used to settle the obligations of the consolidated VIEs and the creditors of the liabilities of the consolidated VIEs do not have recourse to the Company. The following tables provide a summary of the carrying amounts of the assets and liabilities of the Company’s consolidated VIEs at each of the balance sheet dates:

	At September 30, 2020
(in thousands)	Laureate	Smith	Saunders	Total
Assets
Cash and cash equivalents	$91	$1	$30	$122
Premiums, commissions and fees receivable, net	6	64	83	153
Total current assets	97	65	113	275
Property and equipment, net	23	—	—	23
Other assets	5	—	—	5
Total assets	$125	$65	$113	$303
Liabilities
Premiums payable to insurance companies	$—	$—	$1	$1
Producer commissions payable	—	—	19	19
Accrued expenses and other current liabilities	7	—	—	7
Total liabilities	$7	$—	$20	$27

	At December 31, 2019
(in thousands)	Laureate	Smith	Saunders	Total
Assets
Cash and cash equivalents	$46	$1	$—	$47
Premiums, commissions and fees receivable, net	—	44	31	75
Total current assets	46	45	31	122
Property and equipment, net	31	—	—	31
Other assets	5	—	2	7
Total assets	$82	$45	$33	$160
Liabilities
Premiums payable to insurance companies	$3	$—	$3	$6
Producer commissions payable	2	5	8	15
Accrued expenses and other current liabilities	4	25	—	29
Total liabilities	$9	$30	$11	$50

5. Revenue
The following table provides disaggregated commissions and fees revenue by major source:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Direct bill revenue (1)	$26,996	$17,664	$77,535	$53,258
Agency bill revenue (2)	28,130	14,253	64,815	31,084
Profit-sharing revenue (3)	3,535	1,587	11,285	7,877
Policy fee and installment fee revenue (4)	4,051	2,719	11,086	5,112
Consulting and service fee revenue (5)	720	1,111	2,228	2,337
Other income (6)	2,411	1,049	4,321	1,612
Total commissions and fees	$65,843	$38,383	$171,270	$101,280
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
The application of ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”), requires the use of management judgment. The following are the areas of most significant judgment as it relates to Topic 606:
•The Company considers the policyholders as representative of its customers in the majority of contractual relationships, with the exception of contracts in its Medicare operating segment, where the Insurance Company Partner is considered its customer.
•Contracts in the Medicare operating segment are multi-year arrangements in which the Company is entitled to renewal commissions. However, the Company has applied a constraint to renewal commission that limits revenue recognized on new policies to the policy year in effect, and revenue recognized on renewed policies to the receipt of periodic cash, when a risk of significant reversals exists based on: (i) insufficient history; and (ii) the influence of external factors outside of the Company’s control, including policyholder discretion over plans and Insurance Company Partner relationship, political influence, and a contractual provision, which limits the Company’s right to receive renewal commissions to ongoing compliance and regulatory approval of the relevant Insurance Company Partner and compliance with the Centers for Medicare and Medicaid Services.
•The Company recognizes separately contracted commissions revenue at the effective date of insurance placement and considers any ongoing interaction with the customer to be immaterial in the context of the contract.
•Variable consideration includes estimates of direct bill commissions, a reserve for policy cancellations and an estimate of profit-sharing revenue.

•Costs to obtain a contract are deferred and recognized over five years, which represents management’s estimate of the average period over which a Client maintains its initial coverage relationship with the original Insurance Company Partner.
•Due to the relatively short time period between the information gathering phase and binding insurance coverage, the Company has determined that costs to fulfill contracts are not significant. Therefore, costs to fulfill a contract are expensed as incurred.
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

(in thousands)	September 30, 2020	December 31, 2019
Contract assets	$49,872	$47,337
Contract liabilities	7,542	5,349
During the nine months ended September 30, 2020, the Company recognized revenue of $5.2 million related to the contract liabilities balance at December 31, 2019.
7. Deferred Commission Expense
The Company pays an incremental amount of compensation in the form of producer commissions on new business. In accordance with ASC Topic 340, Other Assets and Deferred Costs, these incremental costs are deferred and amortized over five years, which represents management’s estimate of the average benefit period. Deferred commission expense represents employee commissions that are capitalized and not yet expensed. The table below provides a rollforward of deferred commission expense for each of the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Balance at beginning of period	$4,060	$3,094	$3,621	$2,882
Costs capitalized	540	599	1,649	1,280
Amortization	(344)	(274)	(1,014)	(743)
Balance at end of period	$4,256	$3,419	$4,256	$3,419
8. Intangible Assets, Net and Goodwill
The Company recognizes certain separately identifiable intangible assets acquired in connection with business combinations and asset acquisitions. Refer to Note 3 for a summary of intangible assets acquired in connection with business combinations during the nine months ended September 30, 2020. Intangible assets consist of the following:

	September 30, 2020			December 31, 2019
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Purchased customer accounts	$156,303	$(15,692)	$140,611	$53,987	$(9,143)	$44,844
Software	31,161	(9,773)	21,388	30,590	(5,070)	25,520
Distributor relationships	32,380	(1,093)	31,287	13,000	(331)	12,669
Carrier relationships	7,859	(945)	6,914	7,200	(170)	7,030
Trade names	4,022	(667)	3,355	2,613	(226)	2,387
Totals	$231,725	$(28,170)	$203,555	$107,390	$(14,940)	$92,450

Amortization expense recorded for intangible assets was $5.2 million and $3.1 million for the three months ended September 30, 2020 and 2019, respectively, and $13.2 million and $6.8 million for the nine months ended September 30, 2020 and 2019, respectively.
Refer to Note 3 for a summary of goodwill recorded in connection with business combinations during the nine months ended September 30, 2020. The changes in carrying value of goodwill by Operating Group for the period are as follows:

(in thousands)	Middle Market	Specialty	MainStreet	Medicare	Total
Balance at December 31, 2019	$52,932	$60,115	$38,892	$12,531	$164,470
Goodwill of acquired businesses	165,266	6,267	—	8,393	179,926
Balance at September 30, 2020	$218,198	$66,382	$38,892	$20,924	$344,396
9. Long-Term Debt
The Company has a syndicated credit agreement with JPMorgan as successor agent and lead arranger (the “Old JPM Credit Agreement”), which has a maturity date of September 23, 2024. At December 31, 2019, the Old JPM Credit Agreement provided for an aggregate borrowing capacity of $225.0 million under a revolving credit commitment (the “Revolving Credit Commitment”), of which no more than $65.0 million of the aggregate borrowing capacity is available for working capital purposes and the entirety of which is available to fund acquisitions.
On March 12, 2020, the Company entered into the Incremental Facility Amendment No. 1 to the Old JPM Credit Agreement to increase the aggregate borrowing capacity to $300.0 million. The Company capitalized debt issuance costs related to the amendment of $230,000 during the nine months ended September 30, 2020.
On June 18, 2020, the Company executed the Incremental Facility Amendment No. 3 to the Old JPM Credit Agreement, which (i) increased the aggregate borrowing capacity to $400.0 million and (ii) added a new lender to the syndicate. All other terms of the JPMorgan Credit Agreement remain unchanged. The Company capitalized debt issuance costs related to the amendment of $1.7 million during the nine months ended September 30, 2020.
At September 30, 2020 and December 31, 2019, the variable rate in effect for the Old JPM Credit Agreement was the London Interbank Offered Rate (“LIBOR”) due to a repricing option. The applicable interest rate on the Revolving Credit Commitment was 2.19% and 3.81% at September 30, 2020 and December 31, 2019, respectively.
The Old JPM Credit Agreement requires the Company to meet certain financial covenants and comply with customary affirmative and negative covenants as listed in the underlying agreement. The Company was in compliance with these covenants at September 30, 2020. Refer to Note 16 for changes to the Old JPM Credit Agreement subsequent to September 30, 2020.
10. Related Party Transactions
Commission Revenue
The Company serves as a broker for Holding Company of the Villages, Inc. (“Villages”), a related party entity. Commission revenue recorded as a result of these transactions was $339,000 and $537,000 for the three months ended September 30, 2020 and 2019, respectively, and $1.1 million and $1.0 million for the nine months ended September 30, 2020 and 2019, respectively.
The Company serves as a broker for certain entities in which a member of our board of directors has a material interest. Commission revenue recorded as a result of these transactions was $119,000 and $152,000 for the three months ended September 30, 2020 and 2019, respectively, and $243,000 and $270,000 for the nine months ended September 30, 2020 and 2019, respectively.
Rent Expense
The Company has various agreements to lease office space from wholly-owned subsidiaries of Villages. Total rent expense incurred with respect to Villages and its wholly-owned subsidiaries was $128,000 and $125,000 for the three months ended September 30, 2020 and 2019, respectively, and $412,000 and $374,000 for the nine months ended September 30, 2020 and 2019, respectively.

The Company has various agreements to lease office space from other related parties. Total rent expense incurred with respect to related parties other than Villages was $368,000 and $156,000 for the three months ended September 30, 2020 and 2019, respectively, and $1.1 million and $454,000 for the nine months ended September 30, 2020 and 2019, respectively.
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
11. Share-Based Compensation
The Company has an Omnibus Incentive Plan (the “Omnibus Plan”) to motivate and reward employees (“Colleagues”) and other individuals to perform at the highest level and contribute significantly to the Company’s success, thereby furthering the best interests of its shareholders. The Omnibus Plan provides for the Company to make awards of 1,948,414 shares of Class A common stock at September 30, 2020. During the nine months ended September 30, 2020, the Company granted restricted stock under the Omnibus Plan to its non-employee directors, executives and Colleagues, including those executives and Colleagues who onboarded in connection with our Partnerships. Shares of restricted stock issued to directors and executives during the nine months ended September 30, 2020 generally vested immediately upon issuance while shares issued to Colleagues and Risk Advisors generally either cliff vest after 2 to 5 years or vest ratably over 3 to 5 years.
The following table summarizes the activity for non-vested awards granted by the Company under the Omnibus Plan:

	Shares	Weighted-Average Grant-Date Fair Value Per Share	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	330,244	$14.00	3.66	$677
Granted	645,843	14.71	2.15
Vested and settled	(161,965)	11.45		54
Forfeited	(30,551)	14.14
Outstanding at September 30, 2020	783,571	$15.11	2.64	$7,683
The total fair value of shares that vested and settled during the nine months ended September 30, 2020 was $1.9 million.
The Company recognizes share-based compensation expense for the Omnibus Plan net of actual forfeitures. The Company recorded share-based compensation expense of $1.2 million and $2.5 million in connection with the Omnibus Plan and Management Incentive Units Plan for the three and nine months ended September 30, 2020, respectively, which is included in commissions, employee compensation and benefits expense in the condensed consolidated statements of comprehensive income (loss).
12. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income attributable to BRP Group, Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings (loss) per share is computed giving effect to all potentially dilutive shares of Class B common stock.
The shares of Class B common stock do not share in the earnings or losses attributable to BRP Group, and therefore, are not participating securities. Accordingly, a separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been included. The 45,247,711 shares of Class B common stock have been excluded in computing diluted net earnings per share because including them on an “if-converted” basis would have an anti-dilutive effect. In addition, the 783,571 shares of unvested restricted Class A common stock were excluded from the diluted calculation, as their inclusion would have been anti-dilutive as the Company was in a net loss position.

The following is a calculation of the basic and diluted weighted-average number of shares of Class A common stock outstanding and earnings per share for the three and nine months ended September 30, 2020.

(in thousands, except per share data)	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020
Basic and diluted net loss per share:
Net loss attributable to BRP Group, Inc.	$(3,268)	$(5,388)
Shares used for basic net loss per share:
Basic and diluted weighted-average shares of Class A common stock outstanding	33,098	24,371
Basic and diluted net loss per share	$(0.10)	$(0.22)
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Methodologies used for assets and liabilities measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019 are based on limited unobservable inputs. These methods may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis within each level of the fair value hierarchy:

(in thousands)	September 30, 2020	December 31, 2019
Level 3
Contingently returnable consideration	$299	$70
Level 3 Assets	$299	$70

Contingent earnout liabilities	$85,388	$48,769
Level 3 Liabilities	$85,388	$48,769

The Company’s contingently returnable consideration at September 30, 2020 and December 31, 2019 represents a contingent right of return from a Partner to reimburse the Company for a portion of the purchase price as part of the Partnership transaction. The fair value of the contingently returnable consideration is based on sales projections for the acquired entity, which are reassessed each reporting period. Based on the Company’s ongoing assessment of the fair value of contingently returnable consideration, the Company recorded a net increase in the estimated fair value of such asset of $229,000 for the nine months ended September 30, 2020. The Company has assessed the maximum refund relating to the contingently returnable consideration to be $1.3 million at September 30, 2020.
The fair value of contingent earnout liabilities is based on sales projections for the acquired entities, which are reassessed each reporting period. Based on the Company’s ongoing assessment of the fair value of contingent earnout liability, the Company recorded a net increase in the estimated fair value of such liabilities of $12.9 million for the nine months ended September 30, 2020. The Company has assessed the maximum estimated exposure to the contingent earnout liabilities to be $233.6 million at September 30, 2020.
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
The fair value of the contingent earnout liabilities is based on the present value of the expected future payments to be made to Partners in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, the Company estimates the Partner’s future performance using financial projections developed by management for the Partner and market participant assumptions that were derived for revenue growth or profitability based on earnings before income taxes, depreciation and amortization (“EBITDA”). Revenue and EBITDA growth rates generally ranged from 5% to 20%. The Company estimates future payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. These payments are discounted to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of the Partner to achieve the targets. These discount rates generally ranged from 6.00% to 18.00%. Changes in financial projections, market participant assumptions for revenue growth and profitability, or the risk-adjusted discount rate, would result in a change in the fair value of contingent consideration.
The following table sets forth a summary of the changes in the fair value of the Company’s contingently returnable consideration and contingent earnout liabilities, which are measured at fair value on a recurring basis utilizing Level 3 assumptions in their valuation:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2020		2019	2020		2019
(in thousands)	Contingently Returnable Consideration	Contingent Earnout Liabilities	Contingent Earnout Liabilities	Contingently Returnable Consideration	Contingent Earnout Liabilities	Contingent Earnout Liabilities
Balance at beginning of period	$387	$78,535	$31,111	$70	$48,769	$9,249
Fair value of contingent consideration issuances	—	1,424	3,498	—	26,612	29,117
Change in fair value of contingent consideration	(88)	6,367	535	229	12,926	(3,222)
Payment of contingent consideration	—	(938)	—	—	(2,919)	—
Balance at end of period	$299	$85,388	$35,144	$299	$85,388	$35,144
Substantially all of the change in fair value of contingent consideration during the nine months ended September 30, 2020 and 2019 related to assets and liabilities that were held at the end of the respective periods.

Fair Value of Other Financial Instruments
The fair value of the Revolving Credit Commitment is classified as Level 2 within the fair value hierarchy. Fair value is based on an estimate using a discounted cash flow analysis based on current borrowing rates for similar types of borrowing arrangements. The fair value of the Revolving Credit Commitment was approximately $98.8 million at September 30, 2020 compared to a carrying value of $101.0 million. The carrying amount of the Revolving Credit Commitment of $40.4 million approximated fair value at December 31, 2019 as a result of the Old JPM Credit Agreement having been amended and restated at market terms on December 19, 2019.
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
15. Segment Information
BRP Group’s business is divided into four Operating Groups: Middle Market, Specialty, MainStreet, and Medicare.
•Middle Market provides private risk management, commercial risk management and employee benefits solutions for mid-to-large size businesses and high net worth individuals and families.
•Specialty represents a wholesale co-brokerage platform that delivers specialty insurers, professionals, individuals and niche industry businesses expanded access to exclusive specialty markets, capabilities and programs requiring complex underwriting and placement. Specialty also represents a leading technology platform, MGA of the Future, which is a national renter’s insurance product distributed via sub-agent partners and property management software providers, which has expanded distribution capabilities for new products through our wholesale and retail networks.
•MainStreet offers personal insurance, commercial insurance and life and health solutions to individuals and businesses in their communities.
•Medicare offers consultation for government assistance programs and solutions, including traditional Medicare and Medicare Advantage, to seniors and Medicare-eligible individuals through a network of agents.
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
Summarized financial information concerning the Company’s Operating Groups is shown in the following tables. The Corporate and Other non-reportable segment includes any expenses not allocated to the Operating Groups and corporate-related items, including related party and third-party interest expense. Intersegment revenue and expenses are eliminated through the Corporate and Other column. Service center expenses and other overhead are allocated to the Company’s Operating Groups based on either revenue or headcount as applicable to each expense.

	For the Three Months Ended September 30, 2020
(in thousands)	Middle Market	Specialty	MainStreet	Medicare	Corporate and Other	Total
Commissions and fees	$26,561	$27,486	$7,905	$4,101	$(210)	$65,843
Net income (loss)	1,175	(1,278)	1,197	214	(8,923)	$(7,615)

	For the Three Months Ended September 30, 2019
(in thousands)	Middle Market	Specialty	MainStreet	Medicare	Corporate and Other	Total
Commissions and fees	$12,836	$16,732	$6,642	$2,173	$—	$38,383
Net income (loss)	295	2,190	1,016	388	(6,195)	(2,306)

	For the Nine Months Ended September 30, 2020
(in thousands)	Middle Market	Specialty	MainStreet	Medicare	Corporate and Other	Total
Commissions and fees	$69,311	$64,358	$23,917	$13,894	$(210)	$171,270
Net income (loss)	11,789	(6,190)	3,397	2,661	(22,424)	$(10,767)

	For the Nine Months Ended September 30, 2019
(in thousands)	Middle Market	Specialty	MainStreet	Medicare	Corporate and Other	Total
Commissions and fees	$41,481	$32,497	$18,942	$8,360	$—	$101,280
Net income (loss)	10,475	1,590	4,596	2,833	(15,017)	4,477

(in thousands)	Middle Market	Specialty	MainStreet	Medicare	Corporate and Other	Total
Total assets at September 30, 2020	405,278	195,947	59,873	42,362	19,304	$722,764
Total assets at December 31, 2019	105,353	154,983	60,253	17,533	60,646	398,768
16. Subsequent Events
On October 12, 2020, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation with the Secretary of the State of Delaware to increase the number of authorized shares of Class B common stock from 50,000,000 to 100,000,000.
On October 14, 2020, the Company entered into a new credit agreement with JPMorgan Chase Bank, N.A., to provide new senior secured credit facilities in an aggregate principal amount of $800.0 million. The amount consists of (i) a new term loan facility in the principal amount of $400.0 million maturing in 2027 (the “Term Loan B”) and (ii) a new revolving credit facility with commitments in an aggregate principal amount of $400.0 million maturing in 2025 (the “Revolving Facility”). The Company used a portion of the proceeds from the Term Loan B to repay in full the Company’s obligations under its Old JPM Credit Agreement and concurrently terminated the existing agreement.
Interest rates under the Revolving Facility will remain the same as the interest rates under the Old JPM Credit Agreement, with borrowings accruing interest on amounts drawn at LIBOR plus 200 basis points (“bps”) to LIBOR plus 300 bps based on total net leverage ratio. The Term Loan B will bear interest at LIBOR plus 400 bps.
On November 5, 2020, the Company announced that Baldwin Krystyn Sherman Partners, LLC, a subsidiary of BRP Group, has entered into an agreement to acquire all of the outstanding equity interests of Insgroup, Inc., a Houston, Texas based provider of commercial property and casualty insurance, employee benefits, private risk services and surety to middle-market companies and individuals. The Partnership is expected to close on November 30, 2020, subject to certain closing conditions.

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
•Middle Market provides expertly-designed private risk management, commercial risk management and employee benefits solutions for mid-to-large-size businesses and high net worth individuals, as well as their families.
•MainStreet offers personal insurance, commercial insurance and life and health solutions to individuals and businesses in their communities.
•Medicare offers consultation for government assistance programs and solutions to seniors and Medicare-eligible individuals through a network of agents.
•Specialty delivers specialty insurers, professionals, individuals and niche industry businesses expanded access to exclusive specialty markets, capabilities and programs requiring complex underwriting and placement.
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

On June 29, 2020, we completed a public offering of 13,225,000 shares of our Class A common stock, including 1,725,000 shares sold pursuant to the underwriters’ over-allotment option. The shares were sold at an offering price of $13.25 per share for net proceeds of $166.5 million after deducting underwriting discounts and commissions of $7.9 million and offering expenses of $798,000.
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
We completed 11 Partnerships for an aggregate purchase price of $317.7 million during the nine months ended September 30, 2020 and six Partnerships for an aggregate purchase price of $174.1 million during the nine months ended September 30, 2019. Partnerships completed during 2020 added $26.8 million of premiums, commissions and fees receivable, $123.6 million of intangible assets and $179.9 million of goodwill to the condensed consolidated balance sheet. We borrowed an additional $185.6 million under the revolving credit commitment (the “Revolving Credit Commitment”) of the Old JPM Credit Agreement to assist with funding acquisitions during 2020.
For additional information on the Partnerships that we have completed during 2020, see Note 3 to our condensed consolidated financial statements included in Part I, Item 1. Financial Statements of this report.
On November 5, 2020, we announced that we have entered into an agreement to acquire all of the outstanding equity interests of Insgroup, Inc. (“Insgroup”). The Partnership is expected to close on November 30, 2020, subject to certain closing conditions.
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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements for the three and nine months ended September 30, 2020 and the related notes and other financial information included elsewhere in this report. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the three months ended March 31, 2020.
The following is a discussion of our consolidated results of operations for each of the three and nine months ended September 30, 2020 and 2019.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2020	2019	Variance	2020	2019	Variance
Revenues:
Commissions and fees	$65,843	$38,383	$27,460	$171,270	$101,280	$69,990

Operating expenses:
Commissions, employee compensation and benefits	48,469	26,788	21,681	122,280	67,068	55,212
Other operating expenses	12,146	6,320	5,826	30,577	16,711	13,866
Amortization expense	5,185	3,082	2,103	13,231	6,793	6,438
Change in fair value of contingent consideration	6,455	535	5,920	12,697	(3,222)	15,919
Depreciation expense	258	184	74	663	460	203
Total operating expenses	72,513	36,909	35,604	179,448	87,810	91,638

Operating income (loss)	(6,670)	1,474	(8,144)	(8,178)	13,470	(21,648)

Other expense:
Interest expense, net	(922)	(3,785)	2,863	(2,554)	(8,998)	6,444
Other income (expense)	(23)	5	(28)	(23)	5	(28)
Total other expense	(945)	(3,780)	2,835	(2,577)	(8,993)	6,416

Income (loss) before income taxes	(7,615)	(2,306)	(5,309)	(10,755)	4,477	(15,232)
Income tax provision	—	—	—	12	—	12
Net income (loss)	(7,615)	(2,306)	(5,309)	(10,767)	4,477	(15,244)
Less: net income (loss) attributable to noncontrolling interests	(4,347)	(2,306)	(2,041)	(5,379)	4,477	(9,856)
Net loss attributable to BRP Group, Inc.	$(3,268)	$—	$(3,268)	$(5,388)	$—	$(5,388)
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

Commissions and fees increased by $27.5 million and $70.0 million for the three and nine months ended September 30, 2020 as compared to the same periods of 2019, respectively. This increase was related to amounts attributable to Partners acquired during 2019 and 2020 prior to their having reached the twelve-month owned mark (such amounts, the “Partnership Contribution”) and organic growth. The Partnership Contribution accounted for $19.6 million and $54.6 million of the increase to commissions and fees for the quarter and year-to-date periods, respectively, and organic growth accounted for $7.8 million and $15.4 million, respectively.
Major Sources of Commissions and Fees
The following table sets forth our commissions and fees by major source by amount for the periods indicated:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2020	2019	Variance	2020	2019	Variance
Direct bill revenue	$26,996	$17,664	$9,332	$77,535	$53,258	$24,277
Agency bill revenue	28,130	14,253	13,877	64,815	31,084	33,731
Profit-sharing revenue	3,535	1,587	1,948	11,285	7,877	3,408
Policy fee and installment fee revenue	4,051	2,719	1,332	11,086	5,112	5,974
Consulting and service fee revenue	720	1,111	(391)	2,228	2,337	(109)
Other income	2,411	1,049	1,362	4,321	1,612	2,709
Total commissions and fees	$65,843	$38,383	$27,460	$171,270	$101,280	$69,990
Direct bill revenue represents commission revenue earned by providing insurance placement services to clients, primarily for private risk management, commercial risk management, employee benefits and Medicare insurance types. Direct bill revenue increased by $9.3 million and $24.3 million for the three and nine months ended September 30, 2020 as compared to the same periods of 2019, respectively. The Partnership Contribution accounted for $9.2 million and $21.3 million of the increase to direct bill revenue for the quarter and year-to-date periods, respectively. Organic growth for direct bill revenue was $0.1 million and $3.0 million for the quarter and year-to-date periods, respectively. Organic growth for direct bill revenue was negatively impacted by $0.2 million for the year-to-date period as a result of incremental cancellation reserves related to COVID-19.
Agency bill revenue primarily represents commission revenue earned by providing insurance placement services to clients wherein we act as an agent on behalf of the Client. Agency bill revenue increased by $13.9 million and $33.7 million for the three and nine months ended September 30, 2020 as compared to the same periods of 2019, respectively. The Partnership Contribution accounted for $7.8 million and $24.0 million of the increase to agency bill revenue for the quarter and year-to-date periods, respectively. Organic growth for agency bill revenue was $6.1 million and $9.7 million for the quarter and year-to-date periods, respectively.
Profit-sharing revenue represents bonus-type or contingent revenue that is earned by us as a sales incentive provided by certain Insurance Company Partners. Profit-sharing revenue increased by $1.9 million and $3.4 million for the three and nine months ended September 30, 2020 as compared to the same periods of 2019, respectively. The Partnership Contribution accounted for $1.2 million and $3.2 million of the increase to profit-sharing revenue for the quarter and year-to-date periods, respectively. Profit-sharing revenue generated by legacy businesses was flat for the quarter and year-to-date periods, respectively. Profit-sharing revenue for the year-to-date period was affected by expected higher loss ratios in our Middle Market and MainStreet Operating Groups during the first half of 2020 and decreased underwriting in the Florida market by some of our Insurance Company Partners. We expect that rate pressure in the Florida market will increase base commissions and fees towards the end of 2020 and into 2021, but that profit-sharing revenue will continue to be challenged by disruption in the Florida personal lines market.

Policy fee and installment fee revenue represents revenue earned for acting in the capacity of an MGA and providing payment processing and services and other administrative functions on behalf of Insurance Company Partners. Policy fee and installment fee revenue increased by $1.3 million and $6.0 million during the three and nine months ended September 30, 2020 as compared to the same periods of 2019, respectively, from our “MGA of the Future,” which was acquired April 1, 2019 and resides in our Specialty Operating Group.
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
Commissions, employee compensation and benefits expenses increased by $21.7 million and $55.2 million for the three and nine months ended September 30, 2020 as compared to the same periods of 2019, respectively. The Partnership Contribution accounted for $13.8 million and $36.0 million of the increase to commissions, employee compensation and benefits for the quarter and year-to-date periods, respectively. In addition, we had increased compensation for the quarter and year-to-date periods of $2.2 million and $4.6 million, respectively, as a result of 2019 and 2020 hiring for new roles necessary as a public company and to support our growth and $1.9 million and $4.6 million, respectively, related to share-based compensation expense.
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
Other operating expenses increased by $5.8 million and $13.9 million for the three and nine months ended September 30, 2020 as compared to the same periods of 2019, respectively. These increases were primarily attributable to operating expenses such as additional rent and increased software costs, professional fees, and other expenses. The Partnership Contribution accounted for $1.5 million and $4.7 million of the increase to other operating expenses for the quarter and year-to-date periods, respectively. Additionally, we had public company costs of $0.8 million and $2.3 million for the quarter and year-to-date periods, respectively, and higher professional fees related to being a public company.
Amortization Expense
Amortization expense increased by $2.1 million and $6.4 million for the three and nine months ended September 30, 2020 as compared to the same periods of 2019, respectively. These increases were driven by amortization related to Partners acquired over the past year, including $2.1 million and $4.1 million related to intangible assets capitalized in connection with Partners acquired during 2020 for the quarter and year-to-date periods, respectively, and $2.5 million related to intangible assets capitalized in connection with Partners acquired during 2019 for the year-to-date period.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration was $6.5 million for the three months ended September 30, 2020 as compared to $0.5 million for the same period of 2019. The change in fair value of contingent consideration results from fluctuations in the value of the relevant measurement basis, normally revenue or EBITDA, of our Partners. The expense recorded for the third quarter of 2020 related primarily to higher estimates for the contingent earnout liabilities of three Partners during the third quarter of 2020 related to growth of their business during the period under consolidation, offset in part by a decrease in estimate for one Partner.

Change in fair value of contingent consideration was $12.7 million for the nine months ended September 30, 2020 as compared to $(3.2) million for the same period of 2019. The expense recorded for the year-to-date period of 2020 related primarily to higher estimates for the contingent earnout liabilities of three Partners related to growth of their business during the period under consolidation, offset in part by a decrease in estimate for one Partner. The expense recorded for the year-to-date period of 2019 related primarily to lower estimates for the contingent earnout liabilities of three Partners, offset in part by an increase in estimate for one Partner.
Interest Expense, Net
Interest expense, net decreased by $2.9 million and $6.4 million for the three and nine months ended September 30, 2020 as compared to the same periods of 2019, respectively, resulting from a significantly lower interest rate and lower average borrowings under the Revolving Credit Commitment in effect during 2020 compared to credit facilities in place during the first nine months of 2019. The applicable interest rate on the Revolving Credit Commitment was 2.19% at September 30, 2020. We expect interest expense to increase under the New JPM Credit Agreement, which is discussed under the Liquidity and Capital Resources section below.
NON-GAAP FINANCIAL MEASURES
Adjusted EBITDA, Adjusted EBITDA Margin, Organic Revenue, Organic Revenue Growth, Adjusted Net Income and Adjusted Diluted Earnings Per Share (“EPS”), are not measures of financial performance under GAAP and should not be considered substitutes for GAAP measures, including commissions and fees (for Organic Revenue and Organic Revenue Growth), net income (loss) (for Adjusted EBITDA and Adjusted EBITDA Margin) net income (loss) attributable to BRP Group, Inc. (for Adjusted Net Income) or diluted earnings (loss) per share (for Adjusted Diluted EPS), which we consider to be the most directly comparable GAAP measures. These non-GAAP financial measures have limitations as analytical tools, and when assessing our operating performance, you should not consider these non-GAAP financial measures in isolation or as substitutes for commissions and fees, net income (loss), net income (loss) attributable to BRP Group, Inc. or other consolidated income statement data prepared in accordance with GAAP. Other companies in our industry may define or calculate these non-GAAP financial measures differently than we do, and accordingly these measures may not be comparable to similarly titled measures used by other companies.
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
Adjusted EBITDA Margin is Adjusted EBITDA divided by commissions and fees. Adjusted EBITDA Margin is a key metric used by management and our board of directors to assess our financial performance. We believe that Adjusted EBITDA Margin is an appropriate measure of operating performance because it eliminates the impact of expenses that do not relate to business performance, and that the presentation of this measure enhances an investor’s understanding of our financial performance. We believe that Adjusted EBITDA Margin is helpful in measuring profitability of operations on a consolidated level.
Adjusted EBITDA and Adjusted EBITDA Margin have important limitations as analytical tools. For example, Adjusted EBITDA and Adjusted EBITDA Margin:
•do not reflect any cash capital expenditure requirements for the assets being depreciated and amortized that may have to be replaced in the future;
•do not reflect changes in, or cash requirements for, our working capital needs;
•do not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations;
•do not reflect the interest expense or the cash requirements necessary to service interest or principal payments on our debt;
•do not reflect share-based compensation expense and other non-cash charges; and
•exclude certain tax payments that may represent a reduction in cash available to us.

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

Adjusted EBITDA and Adjusted EBITDA Margin
The following table reconciles Adjusted EBITDA and Adjusted EBITDA Margin to net income (loss), which we consider to be the most directly comparable GAAP financial measure to Adjusted EBITDA and Adjusted EBITDA Margin:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except percentages)	2020	2019	2020	2019
Commissions and fees	$65,843	$38,383	$171,270	$101,280

Net income (loss)	$(7,615)	$(2,306)	$(10,767)	$4,477
Adjustments to net income (loss):
Amortization expense	5,185	3,082	13,231	6,793
Change in fair value of contingent consideration	6,455	535	12,697	(3,222)
Share-based compensation	2,240	382	5,357	773
Interest expense, net	922	3,785	2,554	8,998
Depreciation expense	258	184	663	460
Transaction-related Partnership expenses	2,904	500	6,772	1,535
Severance related to Partnership activity	(324)	—	89	300
Capital related expenses	—	1,124	1,000	2,214
Income tax provision	—	—	12	—
Other	899	92	1,733	391
Adjusted EBITDA (1)	$10,924	$7,378	$33,341	$22,719
Adjusted EBITDA Margin	17%	19%	19%	22%
__________
(1)    Adjusted EBITDA for the nine months ended September 30, 2019 is higher than the sum of Adjusted EBITDA for the first three quarters of 2019 as disclosed in our Quarterly Reports on Form 10-Q filed in 2020 as a result of rounding numbers in the prior periods.
Organic Revenue and Organic Revenue Growth
The following table reconciles Organic Revenue to commissions and fees, which we consider to be the most directly comparable GAAP financial measure to Organic Revenue:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except percentages)	2020	2019	2020	2019
Commissions and fees	$65,843	$38,383	$171,270	$101,280
Partnership commissions and fees (1)	(19,637)	(17,520)	(54,569)	(36,749)
Organic Revenue	$46,206	$20,863	$116,701	$64,531
Organic Revenue Growth (2)	$7,809	$2,297	$15,393	$5,479
Organic Revenue Growth % (2)	20%	12%	15%	9%
__________
(1)    Includes the first twelve months of such commissions and fees generated from newly acquired Partners.
(2)    Organic Revenue for the three and nine months ended September 30, 2019 used to calculate Organic Revenue Growth for the three and nine months ended September 30, 2020 was $38.4 million and $101.3 million, which is adjusted to reflect revenues from Partnerships that reached the twelve-month owned mark during the three and nine months ended September 30, 2020.

Adjusted Net Income and Adjusted Diluted EPS
The following table reconciles Adjusted Net Income to net income (loss) attributable to BRP Group, Inc. and reconciles Adjusted Diluted EPS to diluted loss per share attributable to BRP Group, Inc. Class A common stock:

(in thousands, except per share data)	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020
Net loss attributable to BRP Group, Inc.	$(3,268)	$(5,388)
Net loss attributable to noncontrolling interests	(4,347)	(5,379)
Amortization expense	5,185	13,231
Change in fair value of contingent consideration	6,455	12,697
Share-based compensation	2,240	5,357
Transaction-related Partnership expenses	2,904	6,772
Capital related expenses	—	1,000
Amortization of deferred financing costs	189	384
Severance related to Partnership activity	(324)	89
Other	899	1,733
Adjusted pre-tax income	9,933	30,496
Adjusted income taxes (1)	983	3,019
Adjusted Net Income	$8,950	$27,477

Weighted-average shares of Class A common stock outstanding - diluted	33,098	24,371
Dilutive effect of unvested restricted shares of Class A common stock	759	483
Exchange of Class B shares (2)	45,288	44,767
Adjusted dilutive weighted-average shares outstanding	79,145	69,621

Adjusted Diluted EPS	$0.11	$0.39

Diluted loss per share	$(0.10)	$(0.22)
Effect of exchange of Class B shares and net loss attributable to noncontrolling interests per share	—	0.07
Other adjustments to net loss per share	0.22	0.58
Adjusted income taxes per share	(0.01)	(0.04)
Adjusted Diluted EPS	$0.11	$0.39
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
The following table sets forth our commissions and fees by Operating Group by amount and as a percentage of our commissions and fees:

Commissions and Fees by Operating Group (in thousands)
	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2020		2019		Variance		2020		2019		Variance
Operating Group	Amount	Percent of Business	Amount	Percent of Business	Amount	%	Amount	Percent of Business	Amount	Percent of Business	Amount	%
Middle Market	$26,561	40%	$12,836	33%	$13,725	107%	$69,311	40%	$41,481	41%	$27,830	67%
Specialty	27,486	42%	16,732	44%	10,754	64%	64,358	38%	32,497	32%	31,861	98%
MainStreet	7,905	12%	6,642	17%	1,263	19%	23,917	14%	18,942	19%	4,975	26%
Medicare	4,101	6%	2,173	6%	1,928	89%	13,894	8%	8,360	8%	5,534	66%
Corporate and Other	(210)	—%	—	—%	(210)	—%	(210)	—%	—	—%	(210)	—%
	$65,843		$38,383		$27,460		$171,270		$101,280		$69,990
Commissions and fees increased across all Operating Groups for the three months ended September 30, 2020 as compared to the same period of 2019. The Partnership Contribution accounted for $12.3 million, $5.4 million and $1.6 million of the increase to commissions and fees in the Middle Market, Specialty and Medicare Operating Groups, respectively. The remaining variances across the Operating Groups are attributable to organic growth. Our Middle Market Operating Group is most likely to feel the impact of the pandemic should the economic contraction persist and businesses act to further reduce their workforces.
Commissions and fees increased across all Operating Groups for the nine months ended September 30, 2020 as compared to the same period of 2019. The Partnership Contribution accounted for $24.0 million, $21.8 million, $3.7 million and $5.3 million of the increase to commissions and fees in the Middle Market, Specialty, MainStreet and Medicare Operating Groups, respectively. The remaining variances across the Operating Groups are attributable to Organic Growth. Continued COVID-19 protocols, including social distancing, may reduce our Medicare agents' abilities to meet person-to-person in our normal venues, which could impact our ability to sell new business during the 2021 Annual Enrollment Period and our first quarter 2021 commissions and fees.
The Middle Market and MainStreet Operating Groups had poor loss trends in our Florida-based personal lines businesses and private risk business in the first half of 2020 in addition to decreased underwriting in the Florida market by our Insurance Company Partners. We expect rate pressure in the Florida market to increase base commissions and fees towards the end of 2020 and into 2021 for those Operating Groups; however, rate pressure may also negatively impact client retention in those periods.
Policies in force for Specialty’s MSI Partnership grew by 144,557, or 41%, to 500,301 at September 30, 2020 from 355,744 at September 30, 2019.

Commissions, Employee Compensation and Benefits
The following table sets forth our commissions, employee compensation and benefits by Operating Group by amount and as a percentage of our commissions, employee compensation and benefits:

Commissions, Employee Compensation and Benefits by Operating Group (in thousands)
	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2020		2019		Variance		2020		2019		Variance
Operating Group	Amount	Percent of Business	Amount	Percent of Business	Amount	%	Amount	Percent of Business	Amount	Percent of Business	Amount	%
Middle Market	$18,070	37%	$9,203	34%	$8,867	96%	$44,153	36%	$26,956	40%	$17,197	64%
Specialty	19,993	41%	11,836	44%	8,157	69%	48,124	39%	23,694	35%	24,430	103%
MainStreet	4,496	9%	3,915	15%	581	15%	13,268	11%	10,284	15%	2,984	29%
Medicare	2,455	5%	1,180	4%	1,275	108%	7,686	6%	4,170	6%	3,516	84%
Corporate and Other	3,455	7%	654	2%	2,801	n/m	9,049	7%	1,964	3%	7,085	n/m
	$48,469		$26,788		$21,681		$122,280		$67,068		$55,212
__________
n/m    not meaningful
Commissions, employee compensation and benefits expenses increased across all Operating Groups for the three months ended September 30, 2020 as compared to the same period of 2019. The Partnership Contribution accounted for $7.9 million, $4.4 million and $1.4 million of the increase to commissions, employee compensation and benefits expenses in the Middle Market, Specialty and Medicare Operating Groups, respectively. Commissions, employee compensation and benefits expenses also increased in the Middle Market, Specialty and MainStreet Operating Groups as a result of continued investments in Growth Services to support our growth, which costs are primarily allocated among the Operating Groups.
Commissions, employee compensation and benefits expenses increased across all Operating Groups for the nine months ended September 30, 2020 as compared to the same period of 2019. The Partnership Contribution accounted for $14.6 million, $16.0 million, $1.8 million and $3.6 million of the increase to commissions, employee compensation and benefits expenses in the Middle Market, Specialty, MainStreet and Medicare Operating Groups, respectively. Commissions, employee compensation and benefits expenses also increased across the Middle Market, Specialty and MainStreet Operating Groups as a result of continued investments in Growth Services to support our growth, which costs are primarily allocated among the Operating Groups.
Commissions, employee compensation and benefits expenses for Corporate and Other increased as a result of hiring new roles necessary as a public company and due to $1.9 million and $4.6 million of additional share-based compensation expense incurred during the quarter and year-to-date periods, respectively.
Other Operating Expenses
The following table sets forth our other operating expenses by Operating Group by amount and as a percentage of our other operating expenses:

Other Operating Expenses by Operating Group (in thousands)
	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2020		2019		Variance		2020		2019		Variance
Operating Group	Amount	Percent of Business	Amount	Percent of Business	Amount	%	Amount	Percent of Business	Amount	Percent of Business	Amount	%
Middle Market	$4,046	33%	$2,257	36%	$1,789	79%	$9,665	32%	$6,254	37%	$3,411	55%
Specialty	1,658	14%	848	13%	810	96%	4,454	15%	2,256	14%	2,198	97%
MainStreet	1,226	10%	1,014	16%	212	21%	3,233	11%	2,865	17%	368	13%
Medicare	952	8%	505	8%	447	89%	2,739	9%	1,390	8%	1,349	97%
Corporate and Other	4,264	35%	1,696	27%	2,568	151%	10,486	34%	3,946	24%	6,540	166%
	$12,146		$6,320		$5,826		$30,577		$16,711		$13,866

Other operating expenses increased across all Operating Groups for the three months ended September 30, 2020 as compared to the same period of 2019. The Partnership Contribution accounted for $1.0 million and $0.4 million of the increase to other operating expenses in the Middle Market and Medicare Operating Groups, respectively.
Other operating expenses increased across all Operating Groups for the nine months ended September 30, 2020 as compared to the same period of 2019. The Partnership Contribution accounted for $2.5 million, $1.1 million, $0.2 million and $0.9 million other operating expenses in the Middle Market, Specialty, MainStreet and Medicare Operating Groups, respectively.
Other operating expenses in Corporate and Other, including professional fees, insurance, colleague education, travel and dues and subscriptions, increased primarily as a result of being a public company and an increased level of partnership activity during 2020.
Amortization Expense
The following table sets forth our amortization by Operating Group by amount and as a percentage of our amortization:

Amortization Expense by Operating Group (in thousands)
	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2020		2019		Variance		2020		2019		Variance
Operating Group	Amount	Percent of Business	Amount	Percent of Business	Amount	%	Amount	Percent of Business	Amount	Percent of Business	Amount	%
Middle Market	$2,120	41%	$552	18%	$1,568	284%	$4,075	31%	$1,349	20%	$2,726	202%
Specialty	2,331	45%	2,036	66%	295	14%	7,022	53%	4,339	64%	2,683	62%
MainStreet	431	8%	364	12%	67	18%	1,307	10%	749	11%	558	74%
Medicare	303	6%	96	3%	207	216%	819	6%	286	4%	533	186%
Corporate and Other	—	—%	34	1%	(34)	(100)%	8	—%	70	1%	(62)	(89)%
	$5,185		$3,082		$2,103		$13,231		$6,793		$6,438
Amortization expense increased across all Operating Groups for the three months ended September 30, 2020 as compared to the same period of 2019. These increases were driven by amortization related to Partners acquired over the past year, including $1.6 million, $0.3 million and $0.2 million related to intangible assets capitalized in connection with Partners acquired during 2020 in the Middle Market, Specialty and Medicare Operating Groups, respectively.
Amortization expense increased across all Operating Groups for the nine months ended September 30, 2020 as compared to the same period of 2019. These increases were driven by amortization related to Partners acquired over the past year, including $2.6 million, $1.0 million and $0.5 million related to intangible assets capitalized in connection with Partners acquired during 2020 in the Middle Market, Specialty and Medicare Operating Groups, respectively, and $0.2 million, $1.8 million and $0.5 million related to intangible assets capitalized in connection with Partners acquired during 2019 in the Middle Market, Specialty and MainStreet Operating Groups, respectively.

Change in Fair Value of Contingent Consideration
The following table sets forth our change in fair value of contingent consideration by Operating Group by amount and as a percentage of our change in fair value of contingent consideration:

Change in Fair Value of Contingent Consideration by Operating Group (in thousands)
	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2020		2019		Variance		2020		2019		Variance
Operating Group	Amount	Percent of Business	Amount	Percent of Business	Amount	%	Amount	Percent of Business	Amount	Percent of Business	Amount	%
Middle Market	$1,056	16%	$445	83%	$611	137%	$(666)	(5)%	$(3,789)	118%	$3,123	(82)%
Specialty	4,732	73%	(199)	(37)%	4,931	n/m	10,850	85%	578	(18)%	10,272	n/m
MainStreet	501	8%	289	54%	212	73%	2,555	20%	320	(10)%	2,235	n/m
Medicare	166	3%	—	—%	166	—%	(42)	—%	(331)	10%	289	(87)%
	$6,455		$535		$5,920		$12,697		$(3,222)		$15,919
__________
n/m    not meaningful
The change in fair value of contingent consideration results from fluctuations in the value of the relevant measurement basis, normally revenue or EBITDA of our Partners. The Specialty Operating Group recorded a significant expense during the third quarter of 2020 primarily as a result of a higher estimate for the contingent consideration liabilities of our MSI Partner related to growth of the business.
The Specialty and MainStreet Operating Groups recorded significant expenses during the nine months ended September 30, 2020 primarily as a result of higher estimates for the contingent consideration liabilities of the MSI and Foundation Insurance Partners, respectively, related to growth of the businesses.
LIQUIDITY AND CAPITAL RESOURCES
Our primary liquidity needs for the foreseeable future will include cash to (i) provide capital to facilitate the organic growth of our business and to fund future Partnerships, (ii) pay operating expenses, including cash compensation to our employees and expenses related to being a public company, (iii) make payments under the Tax Receivable Agreement, (iv) pay interest and principal due on borrowings under the New JPM Credit Agreement (as defined below), (v) pay contingent earnout liabilities, and (vi) pay income taxes. We have historically financed our operations and funded our debt service through the sale of our insurance products and services. In addition, we financed significant cash needs to fund growth through the acquisition of Partners through debt and equity financing.
On June 29, 2020, we completed a public offering of 13,225,000 shares of our Class A common stock, including 1,725,000 shares sold pursuant to the underwriters’ over-allotment option. The shares were sold at an offering price of $13.25 per share for net proceeds of $166.5 million after deducting underwriting discounts and commissions of $7.9 million and offering expenses of $798,000.
At September 30, 2020, our cash and cash equivalents were $50.2 million. We believe that our cash and cash equivalents, cash flow from operations and available borrowings under the New JPM Credit Agreement (as defined below) will be sufficient to fund our working capital and meet our commitments for the foreseeable future. However, we expect that we will require additional funding to continue to execute on our Partnership strategy. Such funding could include the incurrence of additional debt or the issuance of equity. Additional funds may not be available on a timely basis, on favorable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term Partnership strategy. If we are not able to raise funds when needed, we could be forced to delay or reduce the number of Partnerships that we complete.
See Part II, Item 1A. “Risk Factors - The ongoing novel coronavirus (COVID-19) pandemic could result in declines in business and increases in claims that could adversely affect our business, financial condition and results of operations” in our Quarterly Report on Form 10-Q for the three months ended March 31, 2020.

JPMorgan Credit Agreement
As of September 30, 2020, we had an aggregate borrowing capacity of $400.0 million under the Revolving Credit Commitment of the Old JPM Credit Agreement, which matures on September 23, 2024 and of which no more than $65.0 million is available for working capital purposes and the entirety of which is available to fund acquisitions permitted under the Old JPM Credit Agreement. The outstanding balance of the Revolving Credit Commitment was $101.0 million at September 30, 2020.
The interest rate of the Revolving Credit Commitment is based on, depending on the type of loan, the Eurodollar rate or the Alternative Base Rate, plus, in each case, a margin based on Total Leverage Ratio (as defined in the Old JPM Credit Agreement), as set forth in the pricing grid below, provided that under no circumstances will the LIBO Rate (as defined in the Old JPM Credit Agreement) used in the determination of the Eurodollar rate be less than 0.00% or the Alternate Base Rate be less than 1.00%:

Total Net Leverage Ratio	Applicable Margin for Eurodollar Loans	Applicable Margin for Alternate Base Rate Loans
< 2.50x	200 bps	100 bps
≥ 2.50x < 3.00x	225 bps	125 bps
≥ 3.00x < 3.75x	250 bps	150 bps
≥ 3.75x	300 bps	200 bps
At September 30, 2020 and December 31, 2019, the variable rate in effect for the Old JPM Credit Agreement was the London Interbank Offered Rate (“LIBOR”) due to a pricing option and the applicable interest rate on the Revolving Credit Commitment was 2.19% and 3.81%, respectively.
On October 14, 2020, we entered into the New JPM Credit Agreement with JPMorgan Chase Bank, N.A., to provide new senior secured credit facilities in an aggregate principal amount of $800.0 million. The amount consists of (i) a new term loan facility in the principal amount of $400.0 million maturing in 2027 (the “Term Loan B”) and (ii) a new revolving credit facility with commitments in an aggregate principal amount of $400.0 million maturing in 2025 (the “Revolving Facility”). We utilized a portion of the proceeds from the Term Loan B to repay in full our obligations under the Old JPM Credit Agreement and concurrently terminated the existing agreement. The Revolving Facility and the remaining proceeds of the Term Loan B are available to finance working capital needs and for other general corporate purposes of BRP and certain of its subsidiaries (including acquisitions and other investments permitted under the New JPM Credit Agreement.
Interest rates under the Revolving Facility will remain the same as the interest rates under the Old JPM Credit Agreement, with borrowings accruing interest on amounts drawn at LIBOR plus 200 basis points (“bps”) to LIBOR plus 300 bps based on total net leverage ratio. The Term Loan B will bear interest at LIBOR plus 400 bps. BRP will pay a letter of credit fee equal to the margin then in effect with respect to LIBOR loans under the Revolving Facility multiplied by the daily amount available to be drawn under any letter of credit, a fronting fee and any customary documentary and processing charges for any letter of credit issued under the New JPM Credit Agreement.
The outstanding principal balance of the Term Loan B is required to be repaid in equal quarterly installments equal to 0.25% of the original principal amount of the Term Loan B beginning with the fiscal quarter ending December 31, 2020, the balance of which is due at maturity. The Revolving Facility is not subject to amortization.
The Revolving Facility and the Term Loan B are collateralized by a first priority lien on substantially all the assets of BRP, including a pledge of all equity securities of certain of its subsidiaries. The New JPM Credit Agreement contains covenants that, among other things, restrict our ability to make certain restricted payments, incur additional debt, engage in certain asset sales, mergers, acquisitions or similar transactions, create liens on assets, engage in certain transactions with affiliates, change our business, make certain investments or restrict BRP’s ability to make dividends or other distributions to BRP Group. In addition, the New JPM Credit Agreement contains financial covenants requiring us to maintain our Total First Lien Net Leverage Ratio (as defined in the New JPM Credit Agreement) at or below 5.00 to 1.00 and Debt Service Coverage Ratio (as defined in the New JPM Credit Agreement) at or above 2.25 to 1.00.

Contractual Obligations
The following table represents our contractual obligations, aggregated by type, at September 30, 2020, adjusted to reflect debt obligations under the New JPM Credit Agreement:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases (1)	$46,394	$7,139	$12,773	$10,476	$16,006
Debt obligations payable (2)	517,892	16,750	33,500	33,500	434,142
Maximum future acquisition contingency payments (3)	233,574	57,572	164,902	11,100	—
Total	$797,860	$81,461	$211,175	$55,076	$450,148
__________
(1)    The Company leases facilities and equipment under noncancelable operating leases. Rent expense was $4.6 million and $3.0 million for the nine months ended September 30, 2020 and 2019, respectively.
(2)    Represents scheduled debt obligations and estimated interest payments under the New JPM Credit Agreement.
(3)    Includes $85.4 million of current and noncurrent estimated contingent earnout liabilities at September 30, 2020.
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
During the nine months ended September 30, 2020, we redeemed and repurchased LLC Units and shares of Class B common stock, which triggered an increase in BRP Group’s tax basis but did not result in a tax benefit to the LLC Unit holders.
SOURCES AND USES OF CASH
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated:

	For the Nine Months Ended September 30,
(in thousands)	2020	2019	Variance
Net cash provided by operating activities	$30,771	$14,569	$16,202
Net cash used in investing activities	(235,233)	(101,822)	(133,411)
Net cash provided by financing activities	191,389	96,768	94,621
Net increase (decrease) in cash and cash equivalents and restricted cash	(13,073)	9,515	(22,588)
Cash and cash equivalents and restricted cash at beginning of period	71,071	7,995	63,076
Cash and cash equivalents and restricted cash at end of period	$57,998	$17,510	$40,488
Operating Activities
The primary sources and uses of cash for operating activities are net income adjusted for non-cash items and changes in assets and liabilities, or operating working capital. Net cash provided by operating activities increased $16.2 million for the nine months ended September 30, 2020 as compared to the same period of 2019 driven by a net increase in net income (loss) adjusted for noncash items, partially offset by losses in revenues from profit-sharing and fees, and higher accounts payable, accrued expenses and other current liabilities balances, offset in part by a higher premiums, commissions and fees receivable balance.

Investing Activities
The primary sources and uses of cash for investing activities relate to cash consideration paid to fund Partnerships and other investments, as well as capital expenditures. Net cash used in investing activities increased $133.4 million for the nine months ended September 30, 2020 as compared to the same period of 2019. Cash consideration paid to fund Partnerships increased $130.9 million as a result of an increase in the number of Partnerships and other asset acquisitions we completed during the first nine months of 2020 compared to the same period of 2019.
Financing Activities
The primary sources and uses of cash for financing activities relate to the issuance of our Class A common stock, borrowings from and repayment to our credit agreements, payment of debt issuance costs, payment of contingent and guaranteed earnout consideration, distributions and contributions, and other equity transactions. Net cash provided by financing activities increased $94.6 million for the nine months ended September 30, 2020 as compared to the same period of 2019. During 2020, we received net proceeds of $135.2 million from the public offering of our Class A common stock after deducting underwriting discounts and commissions, offering expenses and the repurchase of LLC Units from our Chairman and other founders. In addition, net borrowings on our credit facilities increased $57.5 million as a result of borrowings to fund the two Partnerships during the second quarter of 2020, offset in part by a repayment made with proceeds from our public offering.
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
There have been no material changes in our critical accounting policies during the three months ended September 30, 2020 as compared to those disclosed in the Critical Accounting Estimates section under Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K filed with the SEC on March 24, 2020.
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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential loss arising from adverse changes in market rates and prices, such as premium amounts, interest rates and equity prices. We are exposed to market risk through our investments and borrowings under the Old JPM Credit Agreement.
Our invested assets are held primarily as cash and cash equivalents, restricted cash, certificates of deposit, U.S. treasury securities and professionally managed short duration fixed income funds. These investments are subject to interest rate risk. The fair values of our invested assets at September 30, 2020 and December 31, 2019 approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.
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
At September 30, 2020, we had $101.0 million of borrowings outstanding under the Old JPM Credit Agreement, which bears interest on a floating basis tied to either the prime rate or one of various other variable rates as defined in the Old JPM Credit Agreement, and therefore is subject to changes in the associated interest expense. At September 30, 2020, the variable rate in effect for the Old JPM Credit Agreement was LIBOR. Based on an increase of 25 and 50 basis points in the LIBOR at September 30, 2020 and the balance outstanding at such time, our annual interest expense for the Old JPM Credit Agreement would have increased by $253,000 and $505,000, respectively.
Subsequent to September 30, 2020, we repaid our obligations under the Old JPM Credit Agreement and borrowed $400.0 million under the New JPM Credit Agreement. These borrowings bear interest on a floating basis tied to either the prime rate or one of various other variable rates as defined in the New JPM Credit Agreement. The variable rate currently in effect for the New JPM Credit Agreement is LIBOR. Assuming the New JPM Credit Agreement had been in effect at September 30, 2019, an increase of 25 and 50 basis points in the LIBOR would have increased our annual interest expense by $1.0 million and $2.0 million, respectively.
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weaknesses in internal control over financial reporting described in this report, our disclosure controls and procedures were not effective as of September 30, 2020.
We previously reported four material weaknesses in the design and operation of our internal control over financial reporting that were identified in connection with the audit of our fiscal year 2018 consolidated financial statements. A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. The material weaknesses relate to (i) lack of sufficient number of personnel with the appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately; (ii) insufficient policies and procedures to achieve complete and accurate financial accounting, reporting and disclosures; (iii) insufficient policies and procedures to review, analyze, account for and disclose complex transactions; and (iv) failure to design and maintain controls over the operating effectiveness of information technology. During the quarter ended September 30, 2020, we continued the process of planning and implementing a number of steps to enhance our internal control over financial reporting and to address these material weaknesses. We have hired key personnel in the accounting department with technical accounting and financial reporting experience and have enhanced our internal review procedures during the financial statement close process. We are continuing to document and improve our processes, implement internal controls procedures and design and implement IT general computer controls. These material weaknesses still exist at September 30, 2020.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
The following list sets forth information regarding all unregistered securities sold or issued by us since June 30, 2020. No underwriters were involved in these sales. There was no general solicitation of investors or advertising, and we did not pay or give, directly or indirectly, any commission or other remuneration, in connection with the offering of these securities. In the transaction described below, the recipients of the securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in this transaction.
•On July 31, 2020, as partial consideration for the acquisition by BRP Medicare Insurance III, LLC of substantially all of the assets of MIA, BRP Group issued 25,491 shares of Class A common stock.
•On November 5, 2020, Baldwin Krystyn Sherman Partners, LLC (“BKS”), a subsidiary of BRP Group, entered into an agreement (the “Insgroup Purchase Agreement”) to acquire all of the outstanding equity interests of Insgroup. The Partnership is expected to close on November 30, 2020, subject to certain closing conditions. Pursuant to the terms of the Insgroup Purchase Agreement, the consideration for the Partnership comprises $100.4 million in cash, as well as 154,695 shares of BRP Group’s Class A common stock and 3,790,020 LLC units of BRP Group’s subsidiary, Baldwin Risk Partners, LLC (“BRP LLC”) (and the corresponding 3,790,020 shares of BRP Group’s Class B common stock to be issued pursuant to the terms of BRP LLC’s Third Amended and Restated Limited Liability Company Agreement, as amended), provided, that Insgroup may elect to decrease the number of shares of BRP Group’s Class A common stock to be included in the consideration for the Partnership, and increase the number of LLC units (and the corresponding shares of BRP Group’s Class B common stock) to be included in the consideration for the Partnership on a one-for-one basis with the decrease in the number of shares of BRP Group’s Class A common stock to be included in the consideration for the Partnership.
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

Issuer Purchases of Equity Securities
The following table provides information about our repurchase of shares of our Class A common stock during the three months ended September 30, 2020:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value that may yet be Purchased under the Plans or Programs
July 1, 2020 to July 31, 2020	—	$—	—	$—
August 1, 2020 to August 31, 2020	1,458	17.45	—	—
September 1, 2020 to September 30, 2020	—	—	—	—
Total	1,458	$17.45	—	$—
__________
(1)    We purchased 1,458 shares during the three months ended September 30, 2020, which were acquired from our employees to cover required tax withholdings on the vesting of shares granted under the BRP Group, Inc. Omnibus Incentive Plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following exhibits are filed as a part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibit
3.1
Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 2020).

10.1
Incremental Facility Amendment No. 3 to Credit Agreement, dated as of June 18, 2020, by and among Baldwin Risk Partners, LLC, a Delaware limited liability company, JPMorgan Chase Bank, N.A., as the Agent, the Lenders party thereto and the other parties thereto (incorporated herein by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2020).

10.2
Credit Agreement, dated as of October 14, 2020, by and among Baldwin Risk Partners, LLC, a Delaware limited liability company, JPMorgan Chase Bank, N.A., as the Administrative Agent, the Guarantors party thereto, the Lenders party thereto and the Issuing Lenders party thereto (incorporated herein by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 2020).

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

BRP GROUP, INC.

Date: November 12, 2020	By:	/s/ Trevor L. Baldwin
Trevor L. Baldwin
Chief Executive Officer

Date: November 12, 2020	By:	/s/ Kristopher A. Wiebeck
Kristopher A. Wiebeck
Chief Financial Officer