Form 10-K
period 2020-12-31
BRP Group, Inc.
filed 2021-03-11
CIK 1781755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2020
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No  ☒
Note: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
As of June 30, 2020 (the last business day of the registrant’s second fiscal quarter), the registrant 's aggregate market value of its voting common equity held by non-affiliates was $557,733,769.
As of March 5, 2021, there were 45,848,773 shares of Class A common stock outstanding and 49,802,028 shares of Class B common stock outstanding.
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

Commonly Used Defined Terms
The following terms have the following meanings throughout this Annual Report on Form 10-K unless the context indicates or requires otherwise:
AgencyRM     AgencyRM LLC, a Medicare Partner effective February 1, 2020
AHT    Armfield, Harrison & Thomas, Inc., a Middle Market Partner effective December 1, 2020
Book of Business    Insurance policies bound by us on behalf of our Clients
BRP    Baldwin Risk Partners, LLC
BRP Group    BRP Group, Inc.
Burnham    Burnham Benefits Insurance Services, Inc. and Burnham Gibson Wealth Advisors, Inc., a Middle Market Partner effective December 31, 2020
Clients    Our insureds
Colleagues    Our employees
Exchange Act    Securities Exchange Act of 1934, as amended
Fletcher    Fletcher Financial Group, Inc., a Medicare Partner effective July 31, 2020
Growth Services    Our shared services infrastructure, including our human resources, marketing and branding, information technology and accounting and finance functions
Highland    Highland Risk Services, LLC, a Specialty Partner effective January 1, 2020
Initial Public Offering    BRP Group Inc.’s initial public offering of its Class A common stock completed on October 28, 2019 in which it sold 18,859,300 shares, including 2,459,300 shares pursuant to the underwriters’ over-allotment option that subsequently settled on November 26, 2019
Insgroup    Insgroup, Inc., a Middle Market Partner effective November 30, 2020
Insurance Company Partners    Insurance companies with which we have a contractual relationship
IRP    Insurance Risk Partners, LLC, a Middle Market Partner effective April 1, 2020
Lanier    Lanier Upshaw, Inc., a Middle Market Partner effective January 1, 2020
MGA    Managing General Agent
MIA    Medicare Insurance Advisors, Inc., a Medicare Partner effective July 31, 2020
New JPM Credit Agreement    Credit Agreement, dated as of October 14, 2020, between Baldwin Risk Partners, LLC, as borrower, JPMorgan Chase Bank, N.A., as the Administrative Agent, the Guarantors party thereto, the Lenders party thereto and the Issuing Lenders party thereto
Old JPMorgan Credit Agreement    Fourth amended and restated credit agreement between Baldwin Risk Partners, LLC, as borrower, JPMorgan Chase Bank, N.A., as agent and lender, and the several banks and other financial institutions as lenders entered into on December 19, 2019, pursuant to an amendment and restatement agreement between Baldwin Risk Partners, LLC, as borrower, Cadence Bank, N.A., as existing agent and lender, JPMorgan Chase Bank, N.A., as successor agent and lender, and the several banks and other financial institutions as lenders entered into on December 19, 2019, as amended by the Incremental Facility Amendment No. 1 entered into on March 12, 2020, the Amendment No. 2 to Credit Agreement entered into on April 6, 2020 and the Incremental Facility Amendment No. 3 entered into June 18, 2020
Operating Groups    Our reportable segments
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
TBM    Tanner, Ballew & Maloof, Inc., a Middle Market Partner effective December 31, 2020
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
We represent over 600,000 Clients across the United States and internationally. Our more than 1,400 Colleagues include approximately 290 Risk Advisors, who are fiercely independent, relentlessly competitive and “insurance geeks.” We have approximately 80 offices in 18 states, all of which are equipped to provide diversified products and services to empower our Clients at every stage through our four Operating Groups.
In 2011, we adopted the “Azimuth” as our corporate constitution. Named after a historical navigation tool used to find “true north,” the Azimuth asserts our core values, business basics and stakeholder promises. The ideals encompassed by the Azimuth support our mission to deliver indispensable, tailored insurance and risk management insights and solutions to our Clients. We strive to be regarded as the preeminent insurance advisory firm fueled by relationships, powered by people and exemplified by client adoption and loyalty. This type of environment is upheld by the distinct vernacular we use to describe our services and culture. We are a firm, instead of an agency; we have Colleagues, instead of employees; and we have Risk Advisors, instead of producers/agents. We serve Clients instead of customers and we refer to our strategic acquisitions as Partnerships. We refer to insurance brokerages that we have acquired, or in the case of asset acquisitions, the producers, as Partners.
Human Capital
BRP is an independent Colleague-centric insurance advisory firm fueled by relationships, powered by people, and exemplified by our Colleagues’ ability to deliver tailored insurance and risk management insights and solutions to our Clients. Each team member plays a crucial role in helping us achieve our firm goals – we are Colleagues, not employees, and we believe in our motto of “better together”. Our success continues to be driven by our greatest asset, our talented team of Colleagues. We attract Colleagues who share our passion for nurturing relationships and focusing on service, and who are inspired by the core values outlined in our cultural guide, The Azimuth.
Powered by People
As of December 31, 2020, BRP had approximately 1,525 Colleagues, the vast majority of which are full-time. There were 1,464 full-time Colleagues (96% of total employee population), and 60 part-time Colleagues. The firm also partners with over 2,800 independent contracted agents, primarily supporting our Guided Medicare business.
We maintain a low turnover rate as demonstrated by a >80.0% annual retention rate of our Colleagues in 2020. BRP is a place for Colleagues to build a career, not just have a job, and we believe every Colleague should feel a sense of ownership in the firm. To promote that connection, we grant newly hired BRP Colleagues $1,500 equity in BRP stock.
We highly value the powerful and innovative results that come from seeking and weighing a broad range of perspectives and we strive to hire and promote talent that brings wide ranging diversity of thought, background, and experience.
•More than 50% of our executive leadership team joined BRP from other industries, bringing unique background and thoughtful insight on our continued best path to success.
•Women comprise 65.7% of our Colleague population; and 54% of our leadership positions are held by women.
•We benefit from a wide age range and experience level within the firm. We have a robust mix of entry-level and post-college Colleagues. In addition, more than 51% of our Colleagues are over the age of 51, which provides for a rich depth of experience. This balanced representation fosters our talent strategy of providing great mentoring and learning opportunities for our developing Colleagues.

•Our talent acquisition team continues to proactively source and contact underrepresented candidates as part of our recruiting process for open roles.
Despite the turmoil of the pandemic throughout 2020 and its negative economic impact on many industries, we did not institute any layoffs or furloughs or make any reductions to pay or benefits for our Colleagues as a result of COVID-19. To the contrary our BRP workforce continued to grow and we increased the number of new Colleagues hired in 2020 by 60% more than 2019. We also continued investing in the total rewards of our Colleagues by awarding full merit pay increases and bonuses in March 2020.
BRP continues to make additional investments in ensuring we remain competitive in attracting top talent, and effective April 1, 2021 we are pleased to report that all jobs within our firm will be valued at least $15.00 hour or more. We’re proud to be an employer leading by example when it comes to living wages.
Culture and Belonging
Part of being better together means we operate with transparency and strive to make it easy for others to know us and trust us by always doing the right thing in an open and authentic way. We actively seek out Colleagues’ input through our formal and anonymous PULSE survey, asking for feedback on a variety of topics including career path opportunities, trust in team and leadership, and feeling valued. The results of this annual pulse check are always shared with Colleagues and leadership so thoughtful and meaningful improvements can be made to enhance engagement.
Another way we aim to create a sense of belonging for our Colleagues is by striving to be a destination employer. We are continuously recognized for our people-first approach, our commitment to a culture of continuous learning, and for providing a place where our Colleagues learn, grow, and thrive.
•In 2020, BRP was Great Place to Work-Certified™ and recognized by Fortune as one of the Best Workplaces in Financial Services and Insurance.
•BRP, along with its partner firms Burnham Benefits and AHT Insurance, was ranked by Business Insurance as one of the Best Places to Work in Insurance for high employee engagement and satisfaction.
•We have also been recognized by Top Workplaces USA as a 2021 nationally recognized employer for making the world a better place to work by prioritizing a people-centered culture and giving employees a voice.
We have a variety of ways we promote our culture, support our communities, and take care of each other within the BRP family.
•We sponsor a “Colleagues In Action” program that supports charities, events, and causes that are important and meaningful to our Colleagues.
•We promote our Colleagues actively participating in community outreach by providing 3 days of Community Service PTO (above and beyond their regular PTO bank).
•To help any qualifying Colleague experiencing extraordinary hardship, we set up the BRP True North Colleague Fund (operated by America’s Charities, a 501(c)(3) non-profit), to which Colleagues can also contribute by making a donation. BRP has pledged up to $250,000 to the fund and is honored to provide an additional dollar-for-dollar match for Colleague contributions up to another $250,000. In 2020, we processed 4 grant applications for our Colleagues.
•We believe in having fun at work and celebrating our successes by promoting peer recognition at all levels of the firm through our “Give a Wow” compliment program, and we also recognize outstanding Colleague performance through quarterly achievement awards called the “Azie All Star Award” (in conjunction with the Azimuth).
•We seized a spontaneous opportunity to promote work/life balance and mental health for our Colleagues in October 2020 by recognizing World Mental Health Day and closing our offices early on a Friday and encouraging Colleagues to spend a half-day focusing on their own well-being.
Nurture and Grow Talent
We care about our Colleagues and their families from a holistic perspective and genuinely believe that taking great care of our Colleagues allows them to live their best life. We offer comprehensive benefits such as health care and retirement savings through an employer-match 401(k) plan, along with a variety of other personalized benefits valued by our Colleagues, such as
•Summer-time half-day PTO days on Fridays (above and beyond the regular PTO bank);
•EAP services, including mental health;

•Telemedicine benefits at no cost for Colleagues and their direct family members;
•Expert referral services in legal and financial assistance;
•Company sponsored BRP Vitality Wellness Program, including a partnership with Peerfit to provide customizable fitness benefits for Colleagues;
•Health Savings Account with competitive employer contribution;
•Adoption assistance program;
•Parental leave for new parents; and
•Paid holidays and sick days.
To support the ongoing growth and development of our Colleagues, we provide education and training on a variety of topics, including technical, professional, and business development; leadership development; client service experience; regulatory and compliance topics.
•We offer a catalog of more than 650 training courses, all designed to support individual growth and development. Examples of topics include Emotional Intelligence, Managing Conflict, and Feedback Essentials.
•In early 2020 (prior to COVID-19), we conducted our annual 2-day in-person training event for risk advisors and operational leaders, and then in October 2020 we conducted our annual BRP Leadership Retreat by hosting a 2.5 day virtual training event (topics included insurance industry acumen, influential team leadership, leading the workforce and worker of the future). All levels of BRP leaders participate in the annual leadership retreat.
•For new and developing risk advisors, we offer a 10-week intensive training course that includes a combination of both on-line and instructor-led training aimed at developing their skills so they can be their best in providing exceptional service to our Clients.
•We also support the continuing education and certification needs of our Colleagues by providing access to a variety of technical training courses (examples of content include Cyber Risk Fundamentals, Professional Liability, Commercial Property).
We also promote Colleague growth and development through an ongoing performance feedback model, including 90-Day check-ins for newer Colleagues, and a formal annual year-end review process for all Colleagues. Our performance feedback processes enable every Colleague to have clear alignment with how we execute on our goals, maximize their performance potential, and also drive their own development and growth through individual development plans.
Cultivating an Ethical Environment for our Colleagues and Clients
We take our responsibility to operate with the highest level of integrity and foster an ethical environment for both our Colleagues and Clients very seriously. We have established numerous policies and procedures outlining our intention to live our values and do business in a responsible and ethical manner, including providing avenues for asking questions or reporting concerns about non-compliance. Many of these can be found publicly on our company website at baldwinriskpartners.com. Documented policies and procedures include, but are not limited to:
•The Azimuth (our cultural and corporate constitution, available on our Company website)
•Code of Business Conduct and Ethics (available in the “Governance” section of our Investor Relations website)
•Whistleblower Policy, which governs reporting of concern related to accounting, auditing and ethical violations (available in the “Governance” section of our Investor Relations website)
•Statement of Policy Concerning Trading in Company Securities, which prohibits Colleagues from trading BRP securities while in possession of Material Non-Public Information (available in the “Governance” section of our Investor Relations website)
•Privacy Policy, which governs how we handle personal client information in a responsible manner (available at the bottom of our Company homepage)
•Transparency & Disclosure Statement, which our commitment to fair dealings with our Clients (available at the bottom of our Company homepage)
•Anti-Corruption and Foreign Corrupt Practices Act (“FCPA”) Policy, which defines our commitment to adhere to the FCPA and avoid corrupt business practices

Business Strategy
We believe we have all the core elements in place to achieve our goal of becoming one of the ten largest insurance brokers in the country within the next eight years. We play in the right niches, each with favorable growth trajectories and defensible market positions. We have a proven ability to hire and develop sales talent. Our Partnership model is seen as highly attractive to entrepreneurs and we believe it provides us access to an enormous market opportunity. Our shared services infrastructure, which we call Growth Services, fully supports our newly hired Colleagues and new Partners with back-office support, while simultaneously making them more efficient. Most importantly, we have fostered a highly differentiated culture guided by the Azimuth, which enhances our ability to develop new Risk Advisors, to complete new Partnerships with fast growing firms and to accelerate the growth of new Partners once onboarded on our platform.
We continually evolve our business through new Partnerships and we believe that our proven Partnership model provides continued opportunity for strong growth. In the United States, there are approximately 37,000 insurance brokers and, according to Optis Partners, over 700 were sold in 2020 and over 600 were sold in 2019. We carefully seek companies that have cultural congruency, distinguishing products or expertise and unique growth attributes and have consummated Partnerships with 42 firms since 2016. We believe there is an expansive universe of firms that could fit our target partner characteristics. Our differentiated value proposition as a “forever investor” offers new Partners the ability to continue to grow their business, benefit from the upside of their growth and partner with like-minded entrepreneurs who provide a long-term home for them. We also have a highly systematic and regimented integration process, supported by our integration team, the Navigators, which balances both efficiency and respect for our new Colleagues. Moving forward, we will continue to curate our portfolio to position us to grow. With our established presence in each of our target market segments, future additions to the business have the potential to be even more accretive than they were in the past. Given the sheer size of the insurance industry, we believe that we have the opportunity to target high-growth areas in the decades to come.
We continue to make the investments required to better service our Clients and establish a competitive advantage in the industry. Investments to date include the acquisition and buildout of MGA of the Future, the aggregation of Florida homeowners’ data to facilitate an A.M. Best-rated product and numerous applications related to compliance, risk control and client enrollment. MGA of the Future is a national renter’s insurance product distributed via sub-agent partners and property management software providers, which has expanded distribution capabilities for new products through the Company’s wholesale and retail networks. We also have the ability to develop de-novo products through MGA of the Future and distribute these products through the Middle Market and MainStreet Operating Groups, differentiating ourselves from the competition and providing ourselves favorable economic arrangements. The MGA of the Future is also launching a new flood solution in the first quarter of 2021 that is quote, bind, and issue in under 200 seconds. This product initially will be distributed through other BRP companies with a broader distribution plan for the future.
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
We completed 16 Partnerships for an aggregate purchase price of $1.0 billion during 2020 and six Partnerships for an aggregate purchase price of $174.1 million during 2019. We borrowed an additional $400.0 million under a new term loan facility maturing in 2027 (the “Term Loan B”) under the New JPM Credit Agreement and completed two follow-on public offerings for aggregate primary net proceeds of $449.7 million to assist with funding acquisitions during 2020.
Refer to Note 4 to BRP’s consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for additional information on the Partnerships that we have completed during 2020.

Industry
Our core products include commercial property and casualty insurance, employee benefits insurance and personal lines insurance. As a distributor of these products, we compete on the basis of reputation, client service, industry insights and know-how, product offerings, ability to tailor our services to the specific needs of a Client and, to a lesser extent, price of our services. In the United States, our industry is comprised of large, global participants, such as those described in Competition below. The remainder of our industry is highly fragmented and comprised of approximately 37,000 regional participants that vary significantly in size and scope.
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

Medicare Industry
The Medicare industry is an approximately $850 billion market. The Medicare population is rapidly expanding as more baby boomers approach retirement; there are 10,000 U.S. senior citizens expected to reach retirement age every day for the next 10 years. The Medicare market is split between Original Medicare Plan, a fee-for-service plan managed by the federal government which represents approximately two-thirds of the market and Medicare Advantage, a rapidly growing private Medicare option representing approximately one-third of the market. Medicare advisors assist in determining optimal coverage based on an individual’s healthcare needs and spending limitations.
Competition
The business of providing insurance products and services is highly competitive. We compete for Clients on the basis of reputation, client service, program and product offerings and our ability to tailor products and services to meet the specific needs of a Client. We actively compete with numerous integrated financial services organizations as well as insurance companies and brokers, producer groups, individual insurance agents, investment management firms, independent financial planners and broker-dealers, including large, global participants, such as Aon plc, Marsh & McLennan Companies, Inc. and Willis Towers Watson plc and mid-sized participants, such as Acrisure, LLC, Arthur J. Gallagher & Co., AssuredPartners, Inc., Brown & Brown Inc., Hub International Limited, USI, Inc., Lemonade, Inc., Goosehead Insurance, Inc. and Assurant, Inc.
Clients
Our Clients are highly diversified and include individuals, professionals, businesses, including those in niche industries, and specialty insurers. No material part of our business depends upon a single Client or on a few Clients. The loss of any one Client would not have a material adverse effect on our operations. In 2020, our largest single Client represented less than 1% of our combined revenues.
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

Seasonality
The insurance brokerage market is seasonal and our results of operations are somewhat affected by seasonal trends. Our Adjusted EBITDA and Adjusted EBITDA Margins are typically highest in the first quarter and lowest in the fourth quarter. This variation is primarily due to fluctuations in our revenues, while overhead remains consistent throughout the year. Our revenues are generally highest in the first quarter due to the impact of contingent payments received in the first quarter from Insurance Company Partners that we cannot readily estimate before receipt without the risk of significant reversal and a higher degree of first quarter policy commencements and renewals in Medicare and certain Middle Market lines of business such as employee benefits and commercial. In addition, a higher proportion of our first quarter revenue is derived from our highest margin businesses. As discussed further below, the ongoing COVID-19 pandemic may skew these general trends due to reduced amounts of new business and reductions in business from existing Clients related to the ongoing pandemic.
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

BRP Group, which was incorporated in the state of Delaware on July 1, 2019, was formed for the purpose of completing the Initial Public Offering and related transactions in order to carry on the business of Baldwin Risk Partners, LLC (“BRP”) as a publicly-traded entity. In connection with the Initial Public Offering, BRP Group and BRP entered into a series of transactions to implement an internal reorganization (the “Reorganization Transactions”) as follows:
•BRP amended and restated its amended and restated limited liability company agreement (the “Amended LLC Agreement”) to, among other things, appoint BRP Group as the sole managing member of BRP and to modify BRP’s capital structure to reclassify the equity interests into a single class of LLC units (the “LLC Units”);
•as sole managing member of BRP, BRP Group consolidates the financial results of BRP and a portion of the net income is allocated to the noncontrolling interest to reflect the entitlement of the owners of BRP’s outstanding equity interests (“BRP’s LLC Members”) to a portion of BRP’s net income;
•through a series of internal transactions, BRP issued LLC Units to equity holders of its Partners (other than certain joint ventures) in exchange for all the equity interests in such Partners not held by BRP prior to such exchange;
•BRP Group’s certificate of incorporation authorized the issuance of two classes of common stock including Class A common stock and Class B common stock, each of which entitles its holder to one vote per share on all matters submitted to a vote of the stockholders;
•each of the owners of BRP LLC Units prior to the Initial Public Offering (the “Pre-IPO LLC Members”) was issued shares of BRP Group’s Class B common stock in an amount equal to the number of LLC Units held by each such member following the reclassification of the equity interest into LLC Units;
•under the Amended LLC Agreement, BRP’s LLC Members have the right to require BRP to redeem all or a portion of their LLC Units for, at BRP Group’s election, newly-issued shares of Class A common stock on a one-for-one basis or a cash payment;
•BRP Group and the Pre-IPO LLC Members entered into the Stockholders Agreement, which provides that approval by Pre-IPO LLC Members is required for certain corporate actions;
•BRP Group used the net proceeds from the Initial Public Offering to acquire 14,000,000 newly-issued LLC Units from BRP, 1,800,000 LLC Units from Lowry Baldwin, our Chairman, and 600,000 LLC Units from The Villages Invesco, LLC (“Villages Invesco”), one of our significant shareholders, at a purchase price per LLC Unit equal to the initial public offering price of Class A common stock after underwriting discounts and commissions; and
•BRP Group entered into the Tax Receivable Agreement, which provides for payment by BRP Group to BRP’s LLC Members of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that BRP Group actually realizes.
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

Follow-On Public Equity Offerings
On June 29, 2020, BRP Group completed a public offering of 13,225,000 shares of its Class A common stock, including 1,725,000 shares sold pursuant to the underwriters’ over-allotment option. The shares were sold at an offering price of $13.25 per share for net proceeds of $166.5 million after deducting underwriting discounts and commissions of $7.9 million and offering expenses of $798,000.
On December 11, 2020, BRP Group completed a public offering of 10,062,500 shares of its Class A common stock, including 1,312,500 shares sold pursuant to the underwriters’ over-allotment option. The shares were sold at an offering price of $29.50 per share for net proceeds of $283.2 million after deducting underwriting discounts and commissions of $12.6 million and offering expenses of $1.1 million.
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
ITEM 1A. RISK FACTORS
Summary Risk Factors
Some of the factors that could materially and adversely affect our business, financial condition, results of operations or prospects, include the following:
•The ongoing novel coronavirus (COVID-19) pandemic could result in declines in business and increases in claims that could adversely affect our business, financial condition and results of operations.
•Macroeconomic conditions, political events, other market conditions around the world and a decline in economic activity could have a material adverse effect on our financial condition and results of operations.
•Volatility or declines in premiums or other adverse trends in the insurance industry may seriously undermine our profitability.
•Quarterly and annual variations in our commissions that result from the timing of policy renewals and the net effect of new and lost business production may have unexpected effects on our results of operations.
•Our business is subject to risks related to legal proceedings and governmental inquiries.
•Conditions impacting our Insurance Company Partners or other parties that we do business with may impact us.
•Regulations affecting Insurance Company Partners with which we place insurance affect how we conduct our operations.
•Competition in our industry is intense and, if we are unable to compete effectively, we may lose Clients and our business, financial condition and results of operations may be negatively affected.
•E&O claims may negatively affect our business, financial condition and results of operations.
•Security or data breaches of our information processing systems may hurt our business, financial condition and results of operations.

•Our inability to successfully recover should we experience a disaster or other business continuity problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.
•If we are unable to apply technology effectively in driving value for our Clients through technology-based solutions or gain internal efficiencies through the application of technology and related tools, our results of operations, Client relationships, growth and compliance programs could be adversely affected.
•Damage to our reputation could have a material adverse effect on our business.
•Our inability to retain or hire qualified employees, as well as the loss of any of our executive officers, could negatively impact our ability to retain existing business and generate new business.
•The occurrence of natural or man-made disasters, including the ongoing COVID-19 pandemic, could result in declines in business and increases in claims that could adversely affect our business, financial condition and results of operations.
•Non-compliance with or changes in laws, regulations or licensing requirements applicable to us could restrict our ability to conduct our business.
•We may not be able to successfully identify and acquire Partners or integrate Partners into our company, and we may become subject to certain liabilities assumed or incurred in connection with our Partnerships that could harm our business, results of operations and financial condition.
•We have debt outstanding that could adversely affect our financial flexibility and subjects us to restrictions and limitations that could significantly impact our ability to operate our business.
•Because our business is highly concentrated in the Southeastern United States, adverse economic conditions, natural disasters, loss trends or regulatory changes in this region could adversely affect our financial condition.
•We derive a significant portion of our commissions and fees from a limited number of our Insurance Company Partners, the loss of which would result in additional expense and loss of market share.
•We rely on third parties to perform key functions of our business operations, enabling our provision of services to our Clients. These third parties may act in ways that could harm our business.
•Our corporate culture has contributed to our success, and if we cannot maintain this culture, or if we experience a change in management, management philosophy or business strategy, our business may be harmed.
•Failure to protect or enforce our intellectual property rights, or allegations that we have infringed on the intellectual property rights of others, could harm our reputation, ability to compete effectively, business, financial condition and results of operations.
•Improper disclosure of confidential, personal or proprietary data could result in regulatory scrutiny, legal liability, reputational harm, lost revenue, and remediation costs, and could have an adverse effect on our business or operations.
•We are a holding company with our principal asset being our 47% ownership interest in BRP; accordingly, we are dependent upon distributions from BRP to pay dividends, if any, and taxes, make payments under the Tax Receivable Agreement and pay other expenses.
•BRP may be required to make distributions to us and the other holders of LLC Units, and the distributions that BRP will be required to make may be substantial.
•Although we are no longer a “controlled company” within the meaning of the Nasdaq rules, we are in the phase-in period provided by Nasdaq rules, and, as a result, we qualify for, and will rely on, exemptions from certain corporate governance requirements that provide protection to the stockholders of companies that are subject to such corporate governance requirements.
•We will be required to pay BRP’s LLC Members and any other persons that become parties to the Tax Receivable Agreement for certain tax benefits we may receive, and the amounts we may pay could be significant.
•We may issue a substantial amount of our common stock in the future, which could cause dilution to investors and otherwise adversely affect our stock price.
•We have identified material weaknesses in our internal control over financial reporting.

•We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.
The ongoing novel coronavirus (COVID-19) pandemic could and resulting government actions (including travel bans, lock downs, maximum occupancy limits and similar actions) could result in declines in business and increases in claims that could adversely affect our business, financial condition and results of operations.
The global spread of COVID-19 (including potentially more contagious strains of COVID-19 such as those recently detected in the U.K., South Africa, and Brazil) has created significant volatility, uncertainty and economic disruption and continues to rapidly evolve. The extent to which COVID-19 impacts our business will depend on future developments in the United States, which are highly uncertain and cannot be predicted with confidence, including:
•the continued geographic spread and severity of COVID-19;
•the duration and scope of the pandemic;
•business closures, travel restrictions, social distancing and other governmental, business and individuals’ actions that have been and continue to be taken to contain and treat COVID-19;
•the effectiveness of new vaccines and medications to contain and treat the virus;
•the impact of the pandemic on economic activity and actions taken in response;
•the ability of our Clients to pay their insurance premiums which could impact our commission and fee revenues for our services;
•the nature and extent of possible claims that might impact the ability of underwriting enterprises to pay supplemental and contingent commissions;
•any increase in the incidence or severity of E&O claims against us; and
•any impairment in value of our tangible or intangible assets which could be recorded as a result of weaker economic conditions.
As the ongoing COVID-19 pandemic continues to spread globally, we may experience disruptions to our business, including:
•our Clients choosing to limit purchases of insurance due to declining business conditions, our Clients ceasing their business operations on a temporary or permanent basis, and a reduction in our Client’s insurable exposure units (such as headcount, payroll, properties, market values of their assets, and plant, equipment and other asset utilization levels, among other factors), all of which would inhibit our ability to generate commission revenue and other revenue based on premiums placed;
•a delay in cash payments to us from our Clients or Insurance Company Partners due to COVID-19 (including any delays caused by “grace periods” on the collection of insurance premiums declared or proposed by governmental entities), which could negatively impact our liquidity and financial condition;
•continued travel restrictions and quarantines, which could hinder our ability to establish relationships or originate new business; and
•continued alternative working arrangements, including Colleagues working remotely, which could negatively impact our business should such arrangements remain for an extended period of time.
We cannot predict the impact that COVID-19 will have on our Clients, Insurance Company Partners, suppliers or other third- party contractors, and any material effect on these parties or their financial condition, could adversely impact us.
In addition, if the pandemic continues to create disruptions or turmoil in the credit or financial markets, it could adversely affect our ability to access capital on favorable terms, or at all, and continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted.
These and other developments and disruptions related to COVID-19 could contribute to the risks enumerated below and could materially and adversely affect our business, financial condition and results of operations.

Macroeconomic conditions, political events, other market conditions around the world and a decline in economic activity could have a material adverse effect on our financial condition and results of operations.
Macroeconomic conditions, political events and other market conditions around the world affect the financial services industry. These conditions may reduce demand for our services or depress pricing for those services, which could have a material adverse effect on our results of operations. Changes in macroeconomic and political conditions, such as the impact from COVID-19 could also shift demand to services for which we do not have a competitive advantage, and this could negatively affect the amount of business that we are able to obtain. Any changes in U.S. trade policy could trigger retaliatory actions by affected countries, resulting in “trade wars,” which could affect volume of economic activity in the U.S., including demand for our services.
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
We derive most of our commissions and fees from our brokerage services. We do not determine the insurance premiums on which our commissions are generally based. Moreover, insurance premiums are cyclical in nature and may vary widely based on market conditions. Because of market cycles for insurance product pricing, which we cannot predict or control, our brokerage commissions and fees and profitability can be volatile or remain depressed for significant periods of time. In addition, there have been and may continue to be various trends in the insurance industry toward alternative insurance markets, including, among other things, greater levels of self-insurance, captives, rent-a-captives, risk retention groups and non-insurance capital markets-based solutions to traditional insurance.
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
We actively compete with numerous integrated financial services organizations as well as insurance companies and brokers, producer groups, individual insurance agents, investment management firms, independent financial planners and broker-dealers. Competition may reduce the fees that we can obtain for services provided, which would have an adverse effect on commissions and fees and margins. Many of our competitors have greater financial and marketing resources than we do and may be able to offer products and services that we do not currently offer and may not offer in the future. To the extent that banks, securities firms, insurance companies’ affiliates and the financial services industry may experience further consolidation (such as the pending merger between Aon plc and Willis Towers Watson Public Limited Company), we may experience increased competition from insurance companies and the financial services industry, as a growing number of larger financial institutions increasingly, and aggressively, offer a wider variety of financial services, including insurance intermediary services. In addition, a number of insurance companies are engaged in the direct sale of insurance, primarily to individuals, and do not pay commissions to brokers.
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
Similarly, any increase in competition due to new legislative or industry developments could adversely affect us. These developments include:
•increased capital-raising by insurance companies, which could result in new capital in the industry, which in turn may lead to lower insurance premiums and commissions;
•insurance companies selling insurance directly to the insured without the involvement of a broker or other intermediary;
•changes in our business compensation model as a result of regulatory developments;
•federal and state governments establishing programs to provide property insurance in catastrophe-prone areas or other alternative market types of coverage that compete with, or completely replace, insurance products offered by insurance companies;
•climate-change regulation in the U.S. and around the world moving us toward a low-carbon economy, which could create new competitive pressures around innovative insurance solutions; and
•increased competition from new market participants such as banks, accounting firms, consulting firms and Internet or other technology firms offering risk management, insurance brokerage services or new distribution channels for insurance, such as payroll firms.
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
Should we experience a local or regional disaster or other business continuity problem, such as an earthquake, hurricane, terrorist attack, pandemic, protest or riot, security breach, power loss, telecommunications failure or other natural or man-made disaster, our continued success will depend, in part, on the availability of personnel, office facilities, and the proper functioning of computer, telecommunication and other related systems and operations. We could potentially lose client data or experience material adverse interruptions to our operations or delivery of services to Clients in a disaster recovery scenario. We may experience additional disruption due to system upgrades, outages, an increase in remote work or other impacts as a result of the ongoing COVID-19 pandemic.
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
Our reputation is one of our key assets. We advise our Clients on and provide services related to a wide range of subjects and our ability to attract and retain Clients depends greatly on the external perceptions of our level of service, trustworthiness, business practices, financial condition and other subjective qualities. Our success is also dependent on maintaining a good reputation with existing and potential employees, investors, regulators and the communities in which we operate. Negative perceptions or publicity regarding these or other matters, including our association with Clients or business partners who themselves have a damaged reputation, or from actual or alleged conduct by us or our employees, could damage our reputation. Our reputation could also be harmed by negative perceptions or publicity regarding ESG matters including concerns with environmental matters, climate change, workforce diversity, pay equity, harassment, racial justice, cyber security and data privacy, including as a result of actions taken by companies we acquire before the acquisition. Any resulting erosion of trust and confidence could make it difficult for us to attract and retain Clients, employees or investors, result in lower ESG ratings and exclusion of our stock from ESG-oriented indices or investment funds, or harm our relationships with regulators and the communities in which we operate. Any of these matters could have a material adverse effect on our business, financial condition and results of operations.

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
In addition, we could be adversely affected if we fail to adequately plan for the succession of our senior leaders, including our founders and key executives, or if one or more of them contracts COVID-19. In particular, our future success depends substantially on the continued service of our co-founder and Chairman, Lowry Baldwin, and our Chief Executive Officer, Trevor Baldwin. Although we operate with a decentralized management system, the loss of our senior managers or other key personnel, including the legacy management of certain joint ventures or acquired subsidiaries, or our inability to continue to identify, recruit and retain such personnel, could materially and adversely affect our business, financial condition and results of operations.
The occurrence of natural or man-made disasters, including the ongoing COVID-19 pandemic, could result in declines in business and increases in claims that could adversely affect our business, financial condition and results of operations.
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
See Item 1A. “Risk Factors - Risks Relating to our Business - Because our business is highly concentrated in the Southeastern United States, adverse economic conditions, natural disaster, loss trends or regulatory changes in this region could adversely affect our financial condition.” See also Item 1A. “Risks Relating to our Business - The ongoing novel coronavirus (COVID-19) pandemic could result in declines in business and increases in claims that could adversely affect our business, financial condition and results of operations.”
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

If our ability to enroll individuals during enrollment periods is impeded, our business, results of operations and financial condition could be harmed.
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
Strategic acquisitions to complement and further expand our business, which we refer to as Partnerships, have been and will likely remain an important part of our competitive strategy. If we are unable to identify and complete acquisitions, or if we are inefficient or unsuccessful at integrating any Partner into our operations, we may not be able to achieve our planned rates of growth or improve our market share, profitability or competitive position in specific markets or services. The process of integrating a Partner has created, and will continue to create, operating difficulties. The risks we face include:
•diversion of management time and focus from operating our core business to acquisition integration challenges;
•excessive costs of deploying our business support and financial management tools in acquired companies;
•failure to successfully integrate the Partner into our operations, including cultural challenges associated with integrating and retaining employees;
•failure to achieve anticipated efficiencies or benefits, including through the loss of key Clients or personnel of the Partner;
•failure to realize our strategic objectives for the Partner or further develop the Partner; and
•the consequences of the conduct of our acquired companies prior to their acquisition by us, including the occurrence of data breaches or cybersecurity attacks during the integration of information systems, as well as increased costs associated with implementing compliance procedures, including data privacy and cybersecurity protections.
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
When we acquire Partners we record goodwill and other intangible assets. As of December 31, 2020, goodwill represented 43% of our total assets. Goodwill is not amortized and is subject to assessment for impairment at least annually. The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting units. We compare the fair value of each reporting unit with its carrying amount to determine if there is potential impairment of goodwill. Management reviews the carrying value attributed to each reporting unit at least annually to determine if the facts and circumstances suggest that there is impairment.
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
As of December 31, 2020, we had total consolidated debt outstanding of approximately $385.4 million, collateralized by substantially all the Company’s assets, including a pledge of all equity securities of each of the Company’s subsidiaries. In the year ending December 31, 2020, we had debt servicing costs of $15.8 million, inclusive of $1.0 million in principal repayments and $7.9 million of interest. In the year ending December 31, 2019, we had debt servicing costs of $170.3 million, inclusive of $154.6 million in principal repayments, related to the payoff of all our outstanding indebtedness under the Villages Credit Agreement and the partial paydown of the Old JPMorgan Credit Agreement, and $10.6 million of interest.
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

The New JPM Credit Agreement contains covenants that, among other things, restrict our ability to make certain restricted payments, incur additional debt, engage in certain asset sales, mergers, acquisitions or similar transactions, create liens on assets, engage in certain transactions with affiliates, change our business or make certain investments and require us to comply with certain financial covenants. The restrictions in the New JPM Credit Agreement governing our debt may prevent us from taking actions that we believe would be in the best interest of our business and our stockholders and may make it difficult for us to execute our business strategy successfully or effectively compete with companies that are not similarly restricted. We may also incur future debt obligations that might subject us to additional or more restrictive covenants that could affect our financial and operational flexibility, including our ability to pay dividends. We cannot make any assurances that we will be able to refinance our debt or obtain additional financing on terms acceptable to us, or at all. A failure to comply with the restrictions under the New JPM Credit Agreement could result in a default under the financing obligations or could require us to obtain waivers from our lenders for failure to comply with these restrictions. The occurrence of a default that remains uncured or the inability to secure a necessary consent or waiver could cause our obligations with respect to our debt to be accelerated and have a material adverse effect on our business, financial condition and results of operations.
The New JPM Credit Agreement provides for an interest rate based on, depending on the type of loan, the Eurodollar rate or the Alternate Base Rate (as defined in the New JPM Credit Agreement), plus, in each case, a margin based on Total Leverage Ratio (as defined in the New JPM Credit Agreement).
We may incur significant additional indebtedness, which may affect our ability to satisfy our obligations under the Notes.
Under the terms of the New JPM Credit Agreement, we may be able to incur significant additional indebtedness, including secured indebtedness, in the future. This could require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, reduce the availability of our cash flow to fund working capital and capital expenditures and execute on our Partnership strategy, expose us to the risk of increased interest rates and increase our vulnerability to adverse economic or industry conditions. If new indebtedness is added to our current indebtedness levels, the related risks that we face would be increased, and we may not be able to meet all of our debt obligations.
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
For the year ended December 31, 2020, one Insurance Company Partner accounted for an aggregate of approximately 13% of our total core commissions. Should this Insurance Company Partner seek to terminate its arrangements with us, we could be forced to move our business to another Insurance Company Partner and additional expense and loss of market share could possibly result.

Our business may be harmed if we lose our relationships with Insurance Company Partners, fail to maintain good relationships with Insurance Company Partners, become dependent upon a limited number of Insurance Company Partners or fail to develop new Insurance Company Partner relationships.
Our business typically enters into contractual agency relationships with Insurance Company Partners that are sometimes unique to Baldwin Risk Partners, but nonexclusive and terminable on short notice by either party for any reason. In many cases, Insurance Company Partners also have the ability to amend the terms of our agreements unilaterally, including commission rates on short notice. Our Insurance Company Partners may be unwilling to allow us to sell their existing or new insurance products or may amend our agreements with them, for a variety of reasons, including for competitive or regulatory reasons or because of a reluctance to distribute their products through our platform. Our Insurance Company Partners may decide to rely on their own internal distribution channels, choose to exclude us from their most profitable or popular products, or decide not to distribute insurance products in individual markets in certain geographies or altogether. The termination or amendment of our relationship with an Insurance Company Partner could reduce the variety of insurance products we offer. We also could lose a source of, or be paid reduced commissions for, future sales and could lose renewal commissions for past sales. Our business could also be harmed if we fail to develop new Insurance Company Partner relationships.
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
Improper disclosure of confidential, personal or proprietary data, whether due to human error, misuse of information by employees or vendors, or as a result of cyberattacks, could result in regulatory scrutiny, legal liability, reputational harm, lost revenue, and remediation costs, and could have an adverse effect on our business or operations.
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

Cybersecurity breaches, such as computer viruses, unauthorized parties gaining access to our information technology systems, malware infections, phishing campaigns, vulnerability exploit attempts and similar incidents could disrupt the security of our internal systems and business applications, impair our ability to provide services to our Clients and protect the privacy of their data, compromise confidential business information, result in intellectual property or other confidential or proprietary information being lost or stolen, including Client, employee or company data, which could harm our competitive position or otherwise adversely affect our business. Cyber threats are constantly evolving, which makes it more difficult to detect cybersecurity incidents, assess their severity or impact in a timely manner, and successfully defend against them. The ongoing COVID-19 pandemic generally is increasing the attack surface available to criminals, as more companies and individuals work remotely and otherwise work online. Consequently, the risk of a cybersecurity incident has increased. We cannot provide assurances that our preventative efforts, or those of our vendors or service providers, will be successful.
We maintain policies, procedures and technical safeguards designed to protect the security and privacy of confidential, personal and proprietary information. Nonetheless, we cannot eliminate the risk of, and have in the past experienced, improper access to or disclosure of personally identifiable information and related costs to mitigate the consequences from such events. It is possible that the steps we follow, including our security controls over personal data and training of employees on data security, may not prevent improper access to, disclosure of or misuse of confidential, personal or proprietary information. This could cause harm to our reputation, create legal exposure or subject us to liability under laws that protect personal data, resulting in increased costs or loss of commissions and fees. In addition, improper access to or disclosure of personal and proprietary information could occur in a target we acquire prior to the acquisition or as a result of actions taken prior to the acquisition or during the integration period. Even if we receive indemnification for such events (which may not be the cure), such events could cause harm to our reputation, create legal exposure or subject us to liability under laws that protect personal data.
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
Cybersecurity risks have significantly increased in recent years, in part, because of the proliferation of new technologies, the use of the internet and telecommunications technologies to exchange information and conduct transactions, and the increased sophistication and activities of computer hackers, organized crime, terrorists, and other external parties, including foreign state actors. In the future, we may be subject to cyberattacks. These cyberattacks could include computer viruses, malicious or destructive code, phishing attacks, denial of service or information, improper access by employees or third-party partners or other security breaches that have or could in the future result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our confidential, proprietary and other information, confidential and other information concerning employees or consumers, or otherwise materially disrupt our network access or business operations.
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
In the course of providing financial services, we may electronically store or transmit personally identifiable information, such as social security numbers or credit card or bank information, of Clients or employees of Clients. Breaches in data security or infiltration of our network security by unauthorized persons could cause interruptions in operations and damage to our reputation. While we maintain policies, procedures and technological safeguards designed to protect the security and privacy of this information, we cannot entirely eliminate the risk of, and have in the past experienced, improper access to or disclosure of personally identifiable information and related costs to mitigate the consequences from such events. Privacy laws and regulations are matters of growing public concern and are continuously changing in the states in which we operate. The failure to adhere to or successfully implement procedures to respond to these regulations could result in legal liability or impairment to our reputation.

Further, despite security measures taken, our systems may be vulnerable to physical break-ins, unauthorized access, viruses or other disruptive problems. As we continue to expand our business through Partnerships, we may be exposed to increased vulnerability to data breaches or cybersecurity attacks during the integration of information systems. If our systems or facilities were infiltrated or damaged, our Clients could experience data loss, financial loss and significant business interruption leading to a material adverse effect on our business, financial condition and results of operations. We may be required to expend significant additional resources to modify protective measures, to investigate and remediate vulnerabilities or other exposures or to make required notifications.
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
Risks Relating to our Organizational Structure
We are a holding company with our principal asset being our 47% ownership interest in BRP; accordingly, we are dependent upon distributions from BRP to pay dividends, if any, and taxes, make payments under the Tax Receivable Agreement and pay other expenses.
We are a holding company and our principal asset is our direct or indirect ownership of 47% of the outstanding LLC Units. We have no independent means of generating commissions and fees. As the sole managing member of BRP, we intend to cause BRP to make distributions to the holders of LLC Units and us, in amounts sufficient to (i) cover all applicable taxes payable by us and the holders of LLC Units, (ii) allow us to make any payments required under the Tax Receivable Agreement we entered into as part of the Reorganization Transactions and (iii) fund dividends to our stockholders in accordance with our dividend policy, to the extent that our board of directors declares such dividends.
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
BRP’s LLC Members control approximately 53% of the combined voting power of our common stock at December 31, 2020. Further, pursuant to the Stockholders Agreement we and the Pre-IPO LLC Members, who collectively control 39% of the consolidated voting power of our common stock as of December 31, 2020, entered into, Pre-IPO LLC Members may approve or disapprove substantially all transactions and other matters requiring approval by our stockholders, such as a merger, consolidation or sale of all or substantially all of our assets, any dissolution, liquidation or reorganization of us or our subsidiaries or any acquisition or disposition of any asset in excess of 5% of total assets, the incurrence, guarantee, assumption or refinancing of indebtedness, or grant of a security interest, in excess of 10% of total assets (or that would cause aggregate indebtedness or guarantees thereof to exceed 10% of total assets), the issuance or redemption of certain additional equity interests in an amount exceeding $10 million, the establishment or amendment of any equity, purchase or bonus plan for the benefit of employees, consultants, officers or directors, any capital or other expenditure in excess of 5% of total assets, the declaration or payment of dividends on capital stock or distributions by BRP on LLC Units other than tax distributions as defined in the Amended LLC Agreement. Other matters requiring approval by BRP’s LLC Members pursuant to the Stockholders Agreement include changing the number of directors on our board of directors, changing the jurisdiction of incorporation, changing the location of BRP’s headquarters, changing the name of BRP, amendments to governing documents, adopting a shareholder rights plan and any changes to BRP’s fiscal year or public accountants. In addition, the Stockholders Agreement will provide that approval by BRP’s LLC Members is required for any changes to the strategic direction or scope of BRP Group and BRP’s business, any acquisition or disposition of any asset or business having consideration or fair value in excess of 5% of our total assets and the hiring and termination of our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Chief Partnership Officer or other change to senior management or key employees (including terms of compensation). Furthermore, the Stockholders Agreement will provide that, for so long as the Pre-IPO LLC Members beneficially hold at least 10% of the aggregate number of outstanding shares of our common stock (the “Substantial Ownership Requirement”), Pre-IPO LLC Members may designate a majority of the nominees for election to our board of directors, including the nominee for election to serve as Chairman of our board of directors. A group comprised of Baldwin Insurance Group Holdings, LLC, an entity controlled by Lowry Baldwin, our Chairman, Lowry Baldwin, Elizabeth Krystyn, Laura Sherman, Trevor Baldwin, our Chief Executive Officer, Kris Wiebeck, our Chief Financial Officer, John Valentine, our Chief Partnership Officer, Dan Galbraith, our Chief Operating Officer, Brad Hale, our Chief Accounting Officer, Chris Stephens, our General Counsel, Joseph Finney, James Roche, Millennial Specialty Holdco, LLC, Highland Risk Services LLC and certain trusts established by such individuals have entered into a voting agreement, or the Voting Agreement, with Lowry Baldwin, our Chairman, pursuant to which, in connection with any meeting of our shareholders or any written consent of our shareholders, each such person and trust party thereto will agree to vote or exercise their right to consent in the manner directed by Lowry Baldwin. As of the date of this Annual Report on Form 10-K, Lowry Baldwin through the Voting Agreement beneficially owns 33% of the voting power of our common stock.
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

Pre-IPO LLC Members’ interests may not be fully aligned with yours, which could lead to actions that are not in your best interests. Because the Pre-IPO LLC Members hold a majority of their economic interests in our business through BRP rather than through BRP Group, they may have conflicting interests with holders of shares of our Class A common stock. For example, the Pre-IPO LLC Members may have a different tax position from us, which could influence their decisions regarding whether and when we should dispose of assets or incur new or refinance existing indebtedness, especially in light of the existence of the Tax Receivable Agreement and whether and when we should undergo certain changes of control for purposes of the Tax Receivable Agreement or terminate the Tax Receivable Agreement. In addition, the structuring of future transactions may take into consideration these tax or other considerations even where no similar benefit would accrue to us. Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the Internal Revenue Service (“IRS”) makes audit adjustments to BRP’s federal income tax returns, it may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from BRP. If, as a result of any such audit adjustment, BRP is required to make payments of taxes, penalties and interest, BRP’s cash available for distributions to us may be substantially reduced. These rules are not applicable to BRP for tax years beginning on or prior to December 31, 2017. In addition, the Pre-IPO LLC Members’ significant ownership in us and resulting ability to effectively control us may discourage someone from making a significant equity investment in us, or could discourage transactions involving a change in control, including transactions in which you as a holder of shares of our Class A common stock might otherwise receive a premium for your shares over the then-current market price.
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
Finally, because we are a holding company with no operations of our own, our ability to make payments under the Tax Receivable Agreement depends on the ability of BRP to make distributions to us. The New JPM Credit Agreement restricts the ability of BRP to make distributions to us, which could affect our ability to make payments under the Tax Receivable Agreement. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid, which could negatively impact our results of operations and could also affect our liquidity in periods in which such payments are made.
Risks Relating to Ownership of our Class A Common Stock
Some provisions of Delaware law and our certificate of incorporation and by-laws may deter third parties from acquiring us and diminish the value of our Class A common stock.
Our certificate of incorporation and by-laws provide for, among other things:
•division of our board of directors into three classes of directors, with each class as equal in number as possible, serving staggered three-year terms;
•until the Substantial Ownership Requirement is no longer met, BRP’s LLC Members may designate a majority of the nominees for election to our board of directors, including the nominee for election to serve as Chairman of our board of directors;
•our ability to issue additional shares of Class A common stock and to issue preferred stock with terms that our board of directors may determine, in each case without stockholder approval (other than as specified in our certificate of incorporation);
•the absence of cumulative voting in the election of directors; and
•advance notice requirements for stockholder proposals and nominations.
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

We may issue a substantial amount of our common stock in the future, which could cause dilution to investors and otherwise adversely affect our stock price.
A key element of our growth strategy is to make acquisitions. As part of our acquisition strategy, we may issue shares of our common stock, as well as LLC Units of BRP, as consideration for such acquisitions. These issuances could be significant. To the extent that we make acquisitions and issue our shares of common stock as consideration, your equity interest in us will be diluted. Any such issuance will also increase the number of outstanding shares of common stock that will be eligible for sale in the future. Persons receiving shares of our common stock in connection with these acquisitions may be more likely to sell off their common stock, which may influence the price of our common stock. In addition, the potential issuance of additional shares in connection with anticipated acquisitions could lessen demand for our common stock and result in a lower price than might otherwise be obtained. We may issue a significant amount of our common stock in the future for other purposes as well, including in connection with financings, including to finance the cash portion of acquisition consideration to execute on our Partnership strategy, for compensation purposes, in connection with strategic transactions or for other purposes.
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
In connection with our audit of the fiscal year 2018 consolidated financial statements, we identified four material weaknesses in the design and operation of our internal control over financial reporting. The material weaknesses relate to: (i) a lack of sufficient number of personnel with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately; (ii) insufficient policies and procedures to achieve complete and accurate financial accounting, reporting and disclosures; (iii) insufficient policies and procedures to review, analyze, account for and disclose complex transactions and (iv) failure to design and maintain controls over the operating effectiveness of information technology (“IT”) general controls. These material weaknesses still exist at December 31, 2020.
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
We cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to our material weaknesses in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. In addition, our independent registered public accounting firm has not performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act because no such evaluation has been required. Had our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional material weaknesses may have been identified. As a public company, we will be required in future years to document and assess the effectiveness of our system of internal control over financial reporting to satisfy the requirements of the Sarbanes-Oxley Act.
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
Securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our Class A common stock regardless of our results of operations. The trading price of our Class A common stock is likely to be volatile and subject to wide price fluctuations in response to various factors, including:
•market conditions in the broader stock market in general, or in our industry in particular;
•actual or anticipated fluctuations in our quarterly financial and results of operations;
•introduction of new products and services by us or our competitors;
•issuance of new or changed securities analysts’ reports or recommendations;
•investor perceptions of us and the industries in which we or our Clients operate;
•low trading volumes or sales, or anticipated sales, of large blocks of our Class A common stock, including those by our existing investors or our Partners;
•concentration of Class A common stock ownership;
•additions or departures of key personnel;
•regulatory or political developments;
•litigation and governmental investigations; and
•changing economic and political conditions.
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

Our board of directors will periodically review the cash generated from our business and the capital expenditures required to finance our global growth plans and determine whether to declare periodic dividends to our stockholders. Our board of directors will take into account general economic and business conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, including restrictions and covenants contained in the New JPM Credit Agreement, business prospects and other factors that our board of directors considers relevant. In addition, the New JPM Credit Agreement limits the amount of distributions that BRP can make to us and the purposes for which distributions could be made. Accordingly, we may not be able to pay dividends even if our board of directors would otherwise deem it appropriate. Refer to the Liquidity and Capital Resources section under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our corporate headquarters is located in leased offices in Tampa, Florida. The leases consist of approximately 91,500 square feet and expire in September 2025 and May 2030. Our insurance brokerage business leases office space in approximately 80 operating locations located in 18 states throughout the U.S. These offices are generally located in shopping centers and small office parks, generally with lease terms expiring within two to five years. These facilities are suitable for our needs and we believe that they are well maintained.
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
On March 5, 2021, there were 1,429 shareholders of record of our Class A common stock and 58 shareholders of record of our Class B common stock. The number of record holders does not include persons who held shares of our Class A common stock in nominee or “street name” accounts through brokers.
Dividend Policy
Subject to funds being legally available, we intend to cause BRP to make pro rata distributions to the holders of LLC Units and us in an amount at least sufficient to allow us and the holders of LLC Units to pay all applicable taxes, to make payments under the Tax Receivable Agreement and to pay our corporate and other overhead expenses. The declaration and payment of any dividends will be at the sole discretion of our board of directors, which may change our dividend policy at any time. We do not currently pay dividends outside of tax payments. Should that change, our board of directors will take into account:
•general economic and business conditions;
•our financial condition and operating results;
•our available cash and current and anticipated cash needs;
•our capital requirements;
•contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries (including BRP) to us; and
•such other factors as our board of directors may deem relevant.
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
Sales of Unregistered Securities
The following list sets forth information regarding all unregistered securities sold or issued by us since September 30, 2020 and the subsequent period prior to the filing of this Annual Report on Form 10-K. No underwriters were involved in these sales. There was no general solicitation of investors or advertising, and we did not pay or give, directly or indirectly, any commission or other remuneration, in connection with the offering of these securities. In the transaction described below, the recipients of the securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in this transaction.
•On November 30, 2020, as partial consideration for the acquisition by Baldwin Krystyn Sherman Partners, LLC (“BKS”), an indirect subsidiary of BRP Group, of all of the outstanding equity interests of Insgroup, LLC (which converted prior to closing to a limited liability company from a corporation with the name Insgroup, Inc., BRP Group issued 87,093 shares of Class A common stock and 3,857,622 shares of Class B common stock.
•On December 1, 2020, as partial consideration for the acquisition by BRP Group of all of the outstanding equity interests of Armfield, Harrison & Thomas, Inc. (which was converted after closing to a limited liability company with the name Armfield, Harrison & Thomas, LLC), BRP Group issued 784,222 shares of Class A common stock.

•On December 31, 2020, as partial consideration for the acquisition by BKS of all of the issued and outstanding equity interests of (i) Burnham Benefits Insurance Services, LLC (which converted prior to closing to a limited liability company from a corporation with the name Burnham Benefits Insurance Services, Inc.), (ii) Burnham Gibson Wealth Advisors, LLC (which converted prior to closing to a limited liability company from a corporation with the name Burnham Gibson Wealth Advisors, Inc.) and (iii) Burnham Risk and Insurance Solutions, LLC, BRP Group issued 21,701 shares of Class A common stock, and 1,957,419 shares of Class B common stock.
•On December 31, 2020, as partial consideration for the acquisition by BKS of substantially all of the assets of Tanner, Ballew & Maloof, Inc., BRP Group issued 384,083 shares of Class B common stock.
•On December 31, 2020, as partial consideration for the acquisition by BKS of substantially all of the assets of Westward Insurance Services, Inc., BRP Group issued 9,796 shares of Class A common stock.
•On February 1, 2021, as partial consideration for the acquisition by Connected Risk Solutions, LLC and BRP Effective Coverage, LLC (formerly known as Catalyst Buyer, LLC), each an indirect subsidiary of BRP Group, of substantially all of the assets of LeaseTrack Services LLC and Effective Coverage LLC, BRP Group issued 109,327 shares of Class A common stock.
•On March 1, 2021, as partial consideration for the acquisition by BRP Medicare Insurance III, LLC, an indirect subsidiary of BRP Group, of substantially all of the assets of Riley Financial, Inc., BRP Group issued 44,805 shares of Class A common stock.
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
Issuer Purchases of Equity Securities
The following table provides information about our repurchase of shares of our Class A common stock during the three months ended December 31, 2020:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value that may yet be Purchased under the Plans or Programs
October 1, 2020 to October 31, 2020	1,176	$25.55	—	$—
November 1, 2020 to November 30, 2020	—	—	—	—
December 1, 2020 to December 31, 2020	1,486	28.24	—	—
Total	2,662	$27.05	—	$—
__________
(1)    We purchased 2,662 shares during the three months ended December 31, 2020, which were acquired from our employees to cover required tax withholding on the vesting of shares granted under the BRP Group, Inc. Omnibus Incentive Plan.
Performance Graph
Not applicable.

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial data of BRP Group for each of the four years ended December 31, 2020 has been derived from our consolidated financial statements and should be read in conjunction with, and are qualified, by reference to, Item 1A. Risk Factors, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and notes thereto included in Item 8. Financial Statements and Supplementary Data. The results indicated below and elsewhere in this Annual Report are not necessarily indicative of our future performance.

	For the Years Ended December 31,
(in thousands, except percentages)	2020	2019	2018	2017
Statement of Comprehensive Loss Data
Revenues (1)	$240,919	$137,841	$79,880	$48,015
Operating expenses	262,857	142,909	70,351	42,201
Income (loss) from operations	(21,938)	(5,068)	9,529	5,814
Net income (loss)	(29,885)	(22,454)	2,689	3,850
Net income (loss) attributable to BRP Group	(15,696)	(8,650)	(624)	1,703
Balance Sheet Data at Year End
Intangible assets, net	$554,320	$92,450	$29,744	$7,462
Goodwill	651,502	164,470	65,764	27,455
Total assets	1,529,914	398,768	139,825	44,981
Total debt	385,382	40,363	72,765	24,370
Total equity (deficit)	769,870	237,251	(62,759)	(39,919)
Total equity (deficit) attributable to BRP Group	367,783	73,285	(63,696)	(40,466)
Other Financial Data
Adjusted EBITDA (2)	$43,956	$28,521	$16,043	$8,195
Adjusted EBITDA Margin (2)	18%	21%	20%	17%
Organic Revenue Growth % (2)	16%	10%	18%	17%
Total revenue growth (3)	75%	73%	66%	46%
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
The following discussion contains references to periods prior to the Initial Public Offering, including the period from January 1, 2019 through October 27, 2019. The financial information of BRP Group has been combined with that of BRP as of the earliest period presented.
EXECUTIVE SUMMARY OF 2020 FINANCIAL RESULTS
We are a rapidly growing independent insurance distribution firm delivering solutions that give our Clients the peace of mind to pursue their purpose, passion and dreams.

The following is a summary of our 2020 financial results:
Revenues for the year ended December 31, 2020 were $240.9 million, an increase of $103.1 million, or 75%, as compared to the same period of 2019. This increase was related to amounts attributable to Partners acquired during 2019 and 2020 prior to their having reached the twelve-month owned mark (such amounts, the “Partnership Contribution”) and organic growth. The Partnership Contribution accounted for $81.3 million of the increase to revenues and organic growth accounted for $21.8 million.
Operating expenses for the year ended December 31, 2020 were $262.9 million, an increase of $119.9 million, or 84%, as compared to the same period of 2019. The increase in operating expenses was primarily attributable to the Partnership Contribution, which comprised $69.3 million of operating expenses excluding fair value adjustments, an increase in the fair value of contingent consideration of $9.7 million, increased compensation for sales and support, including investments in new product development, and continued investments in Growth Services to support our growth.
Interest expense, net for the year ended December 31, 2020 was $7.9 million, a decrease of $2.8 million, or 26%, as compared to the same period of 2019. Interest expense, net decreased as a result of a significantly lower interest rate and lower average borrowings under the Revolving Credit Commitment in effect during the first nine months of 2020 compared to credit facilities in place during 2019. This was offset in part by $400.0 million in term loan borrowings at a 4.75% interest rate in the fourth quarter of 2020 under the New JPM Credit Agreement.
Net loss for the year ended December 31, 2020 was $29.9 million, an increase of $7.4 million as compared to net loss of $22.5 million in the same period of 2019.
Adjusted EBITDA for the year ended December 31, 2020 was $44.0 million, an increase of $15.4 million as compared to the same period of 2019. Adjusted EBITDA Margin was 18% for 2020 and 21% for 2019.
Organic Revenue for the year ended December 31, 2020 was $159.7 million as compared to $87.7 million for the same period of 2019. Organic Revenue Growth was $21.8 million, or 16%, for 2020 and $7.8 million, or 10%, for 2019. Refer to the Non-GAAP Financial Measures section below for reconciliations of Adjusted EBITDA, Adjusted EBITDA Margin, Organic Revenue and Organic Revenue Growth to the most directly comparable GAAP financial measures.
PARTNERSHIPS
We completed 16 Partnerships for an aggregate purchase price of $1.0 billion during 2020 and six Partnerships for an aggregate purchase price of $174.1 million during 2019. Partnerships completed during 2020 added $89.9 million of premiums, commissions and fees receivable, $480.0 million of intangible assets and $487.0 million of goodwill to the consolidated balance sheet. We borrowed $400.0 million under the Term Loan B and completed two follow-on public offerings for aggregate primary net proceeds of $449.7 million to assist with funding acquisitions during 2020.
Refer to Note 4 to BRP’s consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for additional information on the Partnerships that we have completed during 2020.
NOVEL CORONAVIRUS (COVID-19)
In March 2020, the World Health Organization declared a novel strain of the coronavirus, COVID-19, a pandemic. This COVID-19 outbreak has become increasingly widespread and severely restricted the level of economic activity around the world. In response to this outbreak, the governments of many countries, states, cities and other geographic regions, including in the United States, have taken preventive or protective actions, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forgo their time outside of their homes. In the United States, temporary closures of businesses have been ordered and numerous other businesses have temporarily closed voluntarily. These government actions could severely damage our Clients' businesses.
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

We intend to continue to execute on our strategic plans and operational initiatives during the pandemic. However, given the uncertainty regarding the spread and severity of COVID-19, the duration and scope of the government shutdowns, the nature of societal responses and the adverse effects on the national and global economy, the related financial impact on our business cannot be accurately predicted at this time. The national and global economies have rapidly contracted as a result of COVID-19. The decreased level of economic activity is leading to, and is likely to continue to lead to, a decline in exposure units and rising unemployment. In addition, the uncertainties associated with the protective and preventive measures being put in place or recommended by both governmental entities and other businesses, among other uncertainties, may result in delays or modifications to our plans and initiatives. See Item 1A. “Risk Factors - Risks Relating to our Business - The ongoing novel coronavirus (COVID-19) pandemic could result in declines in business and increases in claims that could adversely affect our business, financial condition and results of operations” in this Annual Report on Form 10-K.
RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements for the years ended December 31, 2020 and 2019 and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under Item 1A. Risk Factors.
The following is a discussion of our consolidated results of operations for each of the years ended December 31, 2020 and 2019.

	For the Years Ended December 31,
(in thousands)	2020	2019	Variance
Revenues:
Commissions and fees	$240,919	$137,841	$103,078

Operating expenses:
Commissions, employee compensation and benefits	174,114	96,955	77,159
Other operating expenses	48,060	24,576	23,484
Amortization expense	19,038	10,007	9,031
Change in fair value of contingent consideration	20,516	10,829	9,687
Depreciation expense	1,129	542	587
Total operating expenses	262,857	142,909	119,948

Operating loss	(21,938)	(5,068)	(16,870)

Other income (expense):
Interest expense, net	(7,857)	(10,640)	2,783
Loss on extinguishment of debt	—	(6,732)	6,732
Other income (expense), net	(95)	3	(98)
Total other expense	(7,952)	(17,369)	9,417

Loss before income taxes	(29,890)	(22,437)	(7,453)
Income tax expense (benefit)	(5)	17	(22)
Net loss	(29,885)	(22,454)	(7,431)
Less: net loss attributable to noncontrolling interests	(14,189)	(13,804)	(385)
Net loss attributable to BRP Group, Inc.	$(15,696)	$(8,650)	$(7,046)

Seasonality
The insurance brokerage market is seasonal and our results of operations are somewhat affected by seasonal trends. Our Adjusted EBITDA and Adjusted EBITDA Margins are typically highest in the first quarter and lowest in the fourth quarter. This variation is primarily due to fluctuations in our revenues, while overhead remains consistent throughout the year. Our revenues are generally highest in the first quarter due to the impact of contingent payments received in the first quarter from Insurance Company Partners that we cannot readily estimate before receipt without the risk of significant reversal and a higher degree of first quarter policy commencements and renewals in Medicare and certain Middle Market lines of business such as employee benefits and commercial. In addition, a higher proportion of our first quarter revenue is derived from our highest margin businesses. As discussed further below, the ongoing COVID-19 pandemic may skew these general trends due to reduced amounts of new business and reductions in business from existing Clients related to the pandemic.
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
Commissions and fees increased by $103.1 million for the year ended December 31, 2020 as compared to the same period of 2019. This increase was related to amounts attributable to Partners acquired during 2019 and 2020 prior to their having reached the twelve-month owned mark (such amounts, the “Partnership Contribution”) and organic growth. The Partnership Contribution accounted for $81.3 million of the increase to revenues and organic growth accounted for $21.8 million.
Major Sources of Commissions and Fees
The following table sets forth our commissions and fees by major source by amount for the years ended December 31, 2020 and 2019:

	For the Years Ended December 31,
(in thousands)	2020	2019	Variance
Direct bill revenue	$104,875	$70,835	$34,040
Agency bill revenue	91,662	43,619	48,043
Profit-sharing revenue	16,397	9,598	6,799
Policy fee and installment fee revenue	15,236	8,154	7,082
Consulting and service fee revenue	3,509	2,709	800
Other income	9,240	2,926	6,314
Total commissions and fees	$240,919	$137,841	$103,078
Direct bill revenue represents commission revenue earned by providing insurance placement services to Clients, primarily for private risk management, commercial risk management, employee benefits and Medicare insurance types. Direct bill revenue increased by $34.0 million for the year ended December 31, 2020 as compared to the same period of 2019. The Partnership Contribution accounted for $32.7 million of the increase to direct bill revenue and organic growth for direct bill revenue was $1.3 million.
Agency bill revenue primarily represents commission revenue earned by providing insurance placement services to Clients wherein we act as an agent on behalf of the Client. Agency bill revenue increased by $48.0 million for the year ended December 31, 2020 as compared to the same period of 2019. The Partnership Contribution accounted for $34.7 million of the increase to agency bill revenue and organic growth for agency bill revenue was $13.3 million.

Profit-sharing revenue represents bonus-type revenue that is earned by us as a sales incentive provided by certain Insurance Company Partners. Profit-sharing revenue increased by $6.8 million for the year ended December 31, 2020 as compared to the same period of 2019. The Partnership Contribution accounted for $5.3 million of the increase to profit-sharing revenue and organic growth for profit-sharing revenue was $1.5 million.
Policy fee and installment fee revenue represents revenue earned for acting in the capacity of an MGA and providing payment processing and services and other administrative functions on behalf of Insurance Company Partners. Policy fee and installment fee revenue increased by $7.1 million for the year ended December 31, 2020 as compared to the same period of 2019 from our “MGA of the Future” business, which was acquired April 1, 2019 and resides in our Specialty Operating Group.
Other income consists of Medicare marketing income that is based on agreed-upon cost reimbursement for fulfilling specific targeted marketing campaigns in addition to other fee income and premium financing income generated across all Operating Groups. Other income increased by $6.3 million for the year ended December 31, 2020 as compared to the same period of 2019. The Partnership Contribution accounted for $5.2 million of the increase to other income and organic growth for other income was $1.1 million.
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
Commissions, employee compensation and benefits expenses increased by $77.2 million for the year ended December 31, 2020 as compared to the same period of 2019. The Partnership Contribution accounted for $52.9 million of the increase to commissions, employee compensation and benefits. In addition, we had higher share-based compensation expense of $3.2 million and higher base compensation of $6.2 million as a result of hiring to support our growth and fill requisite roles as a public company.
Other Operating Expenses
Other operating expenses include travel, accounting, legal and other professional fees, placement fees, rent, office expenses and other costs associated with our operations. Our other operating expenses have increased in absolute terms as a result of ongoing public company costs, including those associated with compliance with the Sarbanes-Oxley Act and other regulations governing public companies, increased costs of directors’ and officers’ liability insurance, and increased professional services expenses, particularly associated with the adoption of new accounting standards and integration of acquired businesses. Our occupancy-related costs and professional services expenses, in particular, generally increase or decrease in relative proportion to the number of our employees and the overall size and scale of our business operations. In addition, we have invested in the expansion of our Tampa offices to accommodate our growth plans, which has resulted in an increase to rent expense beginning in April 2020. Certain corporate expenses are allocated to the Operating Groups.
Other operating expenses increased by $23.5 million for the year ended December 31, 2020 as compared to the same period of 2019, which was primarily attributable to increases in professional fees of $10.1 million related to Partnership transactions and public company costs, rent expense of $3.4 million related to expansion of our Tampa offices and through Partnerships, dues and subscriptions of $2.9 million related to investing in technology to support our growth, insurance expense of $1.9 million related to public company costs and our growth, and bank charges of $1.1 million resulting from growth of our renter's insurance business.
Amortization Expense
Amortization expense increased by $9.0 million for the year ended December 31, 2020 as compared to the same period of 2019. This increase was driven by the capitalization of intangible assets related to Partners acquired during 2019 and 2020.

Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration was $20.5 million for the year ended December 31, 2020 as compared to $10.8 million for the same period of 2019. The change in fair value of contingent consideration results from fluctuations in the value of the relevant measurement basis, normally revenue or EBITDA, of our Partners.
Interest Expense, Net
Interest expense, net decreased by $2.8 million for the year ended December 31, 2020 as compared to the same period of 2019 resulting from a significantly lower interest rate and lower average borrowings under the Revolving Credit Commitment in effect during the first nine months of 2020 compared to credit facilities in place during 2019. This was offset in part by $400.0 million in term loan borrowings at a 4.75% interest rate in the fourth quarter of 2020 under the New JPM Credit Agreement, which is discussed under the Liquidity and Capital Resources section below.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $6.7 million for the year ended December 31, 2019, of which $6.2 million related to our repayment in full of the outstanding indebtedness under the Villages Credit Agreement in connection with the Initial Public Offering. The remaining loss related to refinancing the Old JPMorgan Credit Agreement on several occasions during 2019.
FINANCIAL CONDITION - COMPARISON OF CONSOLIDATED FINANCIAL CONDITION AT DECEMBER 31, 2020 TO DECEMBER 31, 2019.
Our total assets and total liabilities increased $1.1 billion and $598.5 million, respectively, at December 31, 2020 as compared to December 31, 2019. The most significant changes in assets and liabilities are described below.
Cash and cash equivalents increased $40.8 million as a result of increased operations related to our 2020 Partners, borrowings under our credit facilities and proceeds from our public offerings, offset by cash consideration paid to acquire our 2020 Partners.
Restricted cash increased $30.2 million as a result of restricted trust accounts related to our 2020 Partnerships.
Premiums, commissions and fees receivable, net increased $96.7 million as a result of our 2020 Partnerships and revenue growth.
Intangible assets, net increased $461.9 million as a result of our 2020 Partnerships, which contributed $480.0 million to gross intangible assets during 2020, offset in part by $19.0 million of amortization during the year.
Goodwill increased $487.0 million as a result of our 2020 Partnerships.
Premiums payable to insurance companies increased $85.0 million as a result of our 2020 Partnerships and revenue growth.
Accrued expenses and other current liabilities increased $35.2 million as a result of higher contract liabilities relating to our revenue growth and new Partners, higher accrued expenses relating to costs associated with being a public company and new Partners, and higher accrued compensation and benefits from 2020 bonus accruals relating to an increase in the number of executives and other Colleagues in 2020 and new Partner costs.
Revolving lines of credit decreased $40.4 million due to the paydown of our revolving credit agreement in connection with our Term Loan B financing.
Long-term debt increased $385.4 million related to our Term Loan B financing.
Contingent earnout liabilities increased $116.1 million primarily as a result of our 2020 Partnerships, which contributed $98.5 million to this obligation, and $20.5 million in fair value adjustments.

NON-GAAP FINANCIAL MEASURES
Adjusted EBITDA, Adjusted EBITDA Margin, Organic Revenue, Organic Revenue Growth, Adjusted Net Income and Adjusted Diluted Earnings Per Share (“EPS”), are not measures of financial performance under GAAP and should not be considered substitutes for GAAP measures, including commissions and fees (for Organic Revenue and Organic Revenue Growth), net income (loss) (for Adjusted EBITDA and Adjusted EBITDA Margin) net income (loss) attributable to BRP Group, Inc. (for Adjusted Net Income) or diluted earnings (loss) per share ("EPS") (for Adjusted Diluted EPS), which we consider to be the most directly comparable GAAP measures. These non-GAAP financial measures have limitations as analytical tools, and when assessing our operating performance, you should not consider these non-GAAP financial measures in isolation or as substitutes for commissions and fees, net income (loss), net income (loss) attributable to BRP Group, Inc. or other consolidated income statement data prepared in accordance with GAAP. Other companies in our industry may define or calculate these non-GAAP financial measures differently than we do, and accordingly these measures may not be comparable to similarly titled measures used by other companies.
Adjusted EBITDA eliminates the effects of financing, depreciation, amortization, fair value adjustments, and other noncash items and non-recurring costs. We define Adjusted EBITDA as net income (loss) before interest, taxes, depreciation, amortization, change in fair value of contingent consideration and certain items of income and expense, including share-based compensation expense, transaction-related expenses related to Partnerships including severance, and certain non-recurring costs, including those related to raising capital. We believe that Adjusted EBITDA is an appropriate measure of operating performance because it eliminates the impact of expenses that do not relate to business performance, and that the presentation of this measure enhances an investor’s understanding of our financial performance.
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
Adjusted EBITDA and Adjusted EBITDA Margin
The following table reconciles Adjusted EBITDA and Adjusted EBITDA Margin to net loss, which we consider to be the most directly comparable GAAP financial measure to Adjusted EBITDA and Adjusted EBITDA Margin:

	For the Years Ended December 31,
(in thousands)	2020	2019
Commissions and fees	$240,919	$137,841

Net loss	$(29,885)	$(22,454)
Adjustments to net loss:
Change in fair value of contingent consideration	20,516	10,829
Amortization expense	19,038	10,007
Transaction-related Partnership expenses	13,851	2,204
Share-based compensation	7,744	4,561
Interest expense, net	7,857	10,640
Loss on extinguishment of debt	—	6,732
Depreciation expense	1,129	542
Capital related expenses	1,087	4,739
Severance related to Partnership activity	89	329
Income tax provision	(5)	17
Other	2,535	375
Adjusted EBITDA	$43,956	$28,521
Adjusted EBITDA Margin	18%	21%
Organic Revenue and Organic Revenue Growth
The following table reconciles Organic Revenue to commissions and fees, which we consider to be the most directly comparable GAAP financial measure to Organic Revenue:

	For the Years Ended December 31,
(in thousands)	2020	2019
Commissions and fees	$240,919	$137,841
Partnership commissions and fees (1)	(81,250)	(50,163)
Organic Revenue (2)	$159,669	$87,678
Organic Revenue Growth (2)	$21,780	$7,780
Organic Revenue Growth % (2)	16%	10%
__________
(1)    Includes the first twelve months of such commissions and fees generated from newly acquired Partners.
(2)    Organic Revenue for the year ended December 31, 2019 used to calculate Organic Revenue Growth for the year ended December 31, 2020 was $137.9 million, which is adjusted to reflect revenues from Partnerships that reached the twelve-month owned mark during the year ended December 31, 2020.

Adjusted Net Income and Adjusted Diluted EPS
The following table reconciles Adjusted Net Income to net loss attributable to BRP Group, Inc. and reconciles Adjusted Diluted EPS to diluted net loss per share attributable to BRP Group, Inc. Class A common stock:

	For the Years Ended December 31,
(in thousands, except share and per share data)	2020	2019
Net loss attributable to BRP Group, Inc.	$(15,696)	$(8,650)
Net loss attributable to noncontrolling interests	(14,189)	(13,804)
Change in fair value of contingent consideration	20,516	10,829
Amortization expense	19,038	10,007
Transaction-related Partnership expenses	13,851	2,204
Share-based compensation	7,744	4,561
Loss on extinguishment of debt	—	6,732
Capital related expenses	1,087	4,739
Amortization of deferred financing costs	1,002	1,312
Severance related to Partnership activity	89	329
Other	2,535	375
Adjusted pre-tax income	35,977	18,634
Adjusted income taxes (1)	3,562	1,845
Adjusted Net Income	$32,415	$16,789

Weighted-average shares of Class A common stock outstanding - diluted	27,176	17,917
Dilutive effect of unvested restricted shares of Class A common stock	571	330
Exchange of Class B shares (2)	45,147	43,194
Adjusted dilutive weighted-average shares outstanding	72,894	61,441

Adjusted Diluted EPS	$0.44	$0.27

Diluted net loss per share	$(0.58)	$(0.48)
Effect of exchange of Class B shares and net loss attributable to noncontrolling interests per share	0.17	0.11
Other adjustments to net loss per share	0.90	0.67
Adjusted income taxes per share	(0.05)	(0.03)
Adjusted Diluted EPS	$0.44	$0.27
___________
(1)    Represents corporate income taxes at assumed effective tax rate of 9.9% applied to adjusted pre-tax income.
(2)    Assumes the full exchange of Class B shares for Class A common stock pursuant to the Amended LLC Agreement.
OPERATING GROUP RESULTS
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

The following table sets forth our commissions and fees by Operating Group by amount and as a percentage of our commissions and fees:

Commissions and Fees by Operating Group (in thousands)
	For the Years Ended December 31,
	2020		2019		Variance
Operating Group	Amount	Percent of Business	Amount	Percent of Business	Amount	Percent Change from Prior Year
Middle Market	$103,393	43%	$56,394	41%	$46,999	83%
Specialty	88,876	37%	44,913	33%	43,963	98%
MainStreet	30,361	13%	25,533	19%	4,828	19%
Medicare	19,320	8%	11,001	8%	8,319	76%
Corporate and Other	$(1,031)	—%	$—	—%	(1,031)	—%
	$240,919		$137,841		$103,078
Commissions and fees increased across all Operating Groups for the year ended December 31, 2020 as compared to the same period of 2019. The Partnership Contribution accounted for $43.6 million, $26.8 million, $3.4 million and $7.5 million to the Middle Market, Specialty, MainStreet and Medicare Operating Groups, respectively, during 2020. The remaining variances across the Operating Groups are attributable to organic growth. Early indicators show that continued COVID-19 protocols, which have reduced our Medicare agents' abilities to meet person-to-person in our normal venues, have reduced our lead flow and impacted our ability to sell new business during the 2021 Annual Enrollment Period.
The Middle Market and MainStreet Operating Groups had poor loss trends in our Florida-based personal lines businesses and private risk business in the first half of 2020 in addition to decreased underwriting in the Florida market by our Insurance Company Partners. We expect rate pressure in the Florida market to increase base commissions and fees in 2021 for those Operating Groups; however, rate pressure may also negatively impact Client retention in that period.
Revenue reported for Corporate and Other relates to the elimination of intercompany revenue. The Middle Market Operating Group recorded intercompany commissions and fees from activity with the Specialty Operating Group of $507,000; the MainStreet Operating Group recorded intercompany commissions and fees from activity with the Middle Market Operating Group of $200,000; and the Medicare Operating Group recorded intercompany commissions and fees from activity within the Medicare Operating Group of $324,000. These amounts were eliminated through Corporate and Other.
Policies in force for the MSI Partnership grew by 149,779, or 40%, to 524,370 at December 31, 2020 from 374,591 at December 31, 2019. Since the MSI Partnership was not completed until April 2019, the 40% policies in force growth was calculated including periods during which MSI was not owned by the Company.
Commissions, Employee Compensation and Benefits
The following table sets forth our commissions, employee compensation and benefits by Operating Group by amount and as a percentage of our commissions, employee compensation and benefits:

Commissions, Employee Compensation and Benefits by Operating Group (in thousands)
	For the Years Ended December 31,
	2020		2019		Variance
Operating Group	Amount	Percent of Business	Amount	Percent of Business	Amount	Percent Change from Prior Year
Middle Market	$66,303	38%	$37,560	39%	$28,743	77%
Specialty	67,189	39%	32,505	34%	34,684	107%
MainStreet	17,852	10%	14,727	15%	3,125	21%
Medicare	10,889	6%	5,576	6%	5,313	95%
Corporate and Other	11,881	7%	6,587	7%	5,294	80%
	$174,114		$96,955		$77,159

Commissions, employee compensation and benefits expenses increased across all Operating Groups for the year ended December 31, 2020 as compared to the same period of 2019. The Partnership Contribution accounted for $25.7 million, $20.0 million, $1.8 million and $5.5 million to the Middle Market, Specialty, MainStreet and Medicare Operating Groups, respectively. Commissions, employee compensation and benefits expenses also increased in the Middle Market, Specialty and MainStreet Operating Groups as a result of continued investments in Growth Services to support our growth, which costs are primarily allocated among the Operating Groups, and continued investment in sales and service talent.
Commissions, employee compensation and benefits expenses for Corporate and Other increased as a result of hiring new roles necessary as a public company and due to $3.2 million of additional share-based compensation expense incurred during 2020.
Other Operating Expenses
The following table sets forth our other operating expenses by Operating Group by amount and as a percentage of our operating expenses:

Other Operating Expenses by Operating Group (in thousands)
	For the Years Ended December 31,
	2020		2019		Variance
Operating Group	Amount	Percent of Business	Amount	Percent of Business	Amount	Percent Change from Prior Year
Middle Market	$16,319	34%	$8,396	34%	$7,923	94%
Specialty	5,746	12%	3,318	14%	2,428	73%
MainStreet	4,440	9%	3,888	16%	552	14%
Medicare	3,504	7%	2,079	8%	1,425	69%
Corporate and Other	18,051	38%	6,895	28%	11,156	162%
	$48,060		$24,576		$23,484
Other operating expenses increased across all Operating Groups for the year ended December 31, 2020 as compared to the same period of 2019. Middle Market increases were driven by higher costs for professional fees of $3.6 million, rent expense of $1.4 million, and dues and subscriptions of $1.1 million. Specialty increases were driven by higher costs for bank charges of $1.0 million, licensing and miscellaneous taxes of $296,000, consulting of $295,000, rent expense of $289,000, and dues and subscriptions of $197,000. MainStreet increases were driven by higher costs for dues and subscriptions of $351,000 and rent expense of $213,000. Medicare increases were driven by higher costs for rent expense of $420,000, professional fees of $320,000, advertising and marketing of $268,000 and licensing and miscellaneous taxes of $133,000.
Other operating expenses in Corporate and Other increased due to higher costs for professional fees of $6.3 million, insurance expense of $1.6 million, dues and subscriptions of $1.1 million and rent expense of $1.0 million, primarily as a result of being a public company and an increased level of partnership activity during 2020.
Amortization Expense
The following table sets forth our amortization by Operating Group by amount and as a percentage of our amortization:

Amortization Expense by Operating Group (in thousands)
	For the Years Ended December 31,
	2020		2019		Variance
Operating Group	Amount	Percent of Business	Amount	Percent of Business	Amount	Percent Change from Prior Year
Middle Market	$7,037	37%	$1,861	19%	$5,176	278%
Specialty	9,131	48%	6,466	65%	2,665	41%
MainStreet	1,730	9%	1,280	13%	450	35%
Medicare	1,132	6%	381	4%	751	197%
Corporate and Other	8	—%	19	—%	(11)	(58)%
	$19,038		$10,007		$9,031

Amortization expense increased across all Operating Groups for the year ended December 31, 2020 as compared to the same period of 2018. These increases were driven by amortization related to $459.1 million, $7.4 million and $13.5 million of intangible assets capitalized in connection with Middle Market, Specialty and Medicare Partnerships, respectively, during 2020.
Change in Fair Value of Contingent Consideration
The following table sets forth our change in fair value of contingent consideration by Operating Group by amount and as a percentage of our change in fair value of contingent consideration:

Change in Fair Value of Contingent Consideration by Operating Group (in thousands)
	For the Years Ended December 31,
	2020		2019		Variance
Operating Group	Amount	Percent of Business	Amount	Percent of Business	Amount	Percent Change from Prior Year
Middle Market	$143	1%	$(1,378)	(13)%	$1,521	(110)%
Specialty	16,707	81%	13,513	125%	3,194	24%
MainStreet	3,187	16%	(971)	(9)%	4,158	n/m
Medicare	479	2%	(335)	(3)%	814	n/m
	$20,516		$10,829		$9,687
__________
n/m    not meaningful
The change in fair value of contingent consideration results from fluctuations in the value of the relevant measurement basis, normally revenue or EBITDA of our Partners. The Specialty Operating Group recorded a loss of $16.8 million during 2020 as a result of a higher estimate for the contingent consideration liability of the MSI Partnership related to growth in MSI's business.
LIQUIDITY AND CAPITAL RESOURCES
Our primary liquidity needs for the foreseeable future will include cash to (i) provide capital to facilitate the organic growth of our business and to fund future Partnerships, (ii) pay operating expenses, including cash compensation to our employees and expenses related to being a public company, (iii) make payments under the Tax Receivable Agreement, (iv) pay interest and principal due on borrowings under the New JPM Credit Agreement, (v) pay contingent earnout liabilities, and (vi) pay income taxes. We have historically financed our operations and funded our debt service through the sale of our insurance products and services. In addition, we financed significant cash needs to fund growth through the acquisition of Partners through debt and equity financing.
On June 29, 2020, we completed a public offering of 13,225,000 shares of our Class A common stock, including 1,725,000 shares sold pursuant to the underwriters’ over-allotment option. The shares were sold at an offering price of $13.25 per share for net proceeds of $166.5 million after deducting underwriting discounts and commissions of $7.9 million and offering expenses of $798,000. We purchased 2,475,000 LLC Units from certain of our founders in connection with the offering.
On December 11, 2020, we completed a public offering of 10,062,500 shares of our Class A common stock, including 1,312,500 shares sold pursuant to the underwriters’ over-allotment option. The shares were sold at an offering price of $29.50 per share for net proceeds of $283.2 million after deducting underwriting discounts and commissions of $12.6 million and offering expenses of $1.1 million. We purchased 1,616,667 LLC Units from certain of our founders, executive officers and their affiliated entities in connection with the offering.
As of December 31, 2020, our cash and cash equivalents were $108.5 million. We believe that our cash and cash equivalents, cash flow from operations and available borrowings under the New JPM Credit Agreement will be sufficient to fund our working capital and meet our commitments for the foreseeable future. However, we expect that we will require additional funding to continue to execute on our Partnership strategy. Such funding could include the incurrence of additional debt or the issuance of equity. Additional funds may not be available on a timely basis, on favorable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term Partnership strategy. If we are not able to raise funds when needed, we could be forced to delay or reduce the number of Partnerships that we complete.
See Item 1A. “Risk Factors - Risks Relating to our Business - We may not be able to successfully identify and acquire Partners or integrate Partners into our company, and we may become subject to certain liabilities assumed or incurred in connection with our Partnerships that could harm our business, results of operations and financial condition.”

New JPM Credit Agreement
On October 14, 2020, we entered into the New JPM Credit Agreement with JPMorgan Chase Bank, N.A., to provide new senior secured credit facilities in an aggregate principal amount of $800.0 million. The amount consists of (i) a new term loan facility in the principal amount of $400.0 million maturing in 2027 (the “Term Loan B”) and (ii) a new revolving credit facility with commitments in an aggregate principal amount of $400.0 million maturing in 2025 (the “Revolving Facility”). We utilized a portion of the proceeds from the Term Loan B to repay in full our obligations under the Old JPMorgan Credit Agreement and concurrently terminated the existing agreement. The Revolving Facility and the remaining proceeds of the Term Loan B are available to finance working capital needs and for other general corporate purposes of BRP and certain of its subsidiaries (including acquisitions and other investments permitted under the New JPM Credit Agreement.
Interest rates under the Revolving Facility has borrowings accruing interest on amounts drawn at LIBOR plus 200 basis points (“bps”) to LIBOR plus 300 bps based on total net leverage ratio. The Term Loan B bears interest at LIBOR plus 400 bps with a floor of 4.75%. The applicable interest rate on the Term Loan B at December 31, 2020 was 4.75%. BRP will pay a letter of credit fee equal to the margin then in effect with respect to LIBOR loans under the Revolving Facility multiplied by the daily amount available to be drawn under any letter of credit, a fronting fee and any customary documentary and processing charges for any letter of credit issued under the New JPM Credit Agreement.
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
Source and Uses of Cash
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated:

	For the Years Ended December 31,
(in thousands)	2020	2019	Variance
Net cash provided by operating activities	$36,817	$12,014	$24,803
Net cash used in investing activities	(677,809)	(101,020)	(576,789)
Net cash provided by financing activities	711,943	152,082	559,861
Net increase in cash and cash equivalents and restricted cash	70,951	63,076	7,875
Cash and cash equivalents and restricted cash at beginning of year	71,071	7,995	63,076
Cash and cash equivalents and restricted cash at end of year	$142,022	$71,071	$70,951
Operating Activities
The primary sources and uses of cash for operating activities are net income adjusted for non-cash items and changes in assets and liabilities, or operating working capital. Net cash provided by operating activities increased $24.8 million for the year ended December 31, 2020 as compared to the same period of 2019 driven by higher accounts payable, accrued expenses and other current liabilities balances and a net increase in net loss adjusted for noncash items.
Investing Activities
The primary sources and uses of cash for investing activities relate to cash consideration paid for business combinations and asset acquisitions, as well as capital expenditures. Net cash used in investing activities increased $576.8 million for the year ended December 31, 2020 as compared to the same period of 2019. Cash consideration paid for business combinations and asset acquisitions increased $572.0 million primarily as a result of the 16 Partnerships completed during 2020.

Financing Activities
The primary sources and uses of cash for financing activities relate to the issuance of our Class A common stock, borrowings from and repayment to our credit agreements, payment of debt issuance costs, payment of contingent earnout consideration, and other equity transactions. Net cash provided by financing activities increased $559.9 million for the year ended December 31, 2020 as compared to the same period of 2019. Proceeds from our public offerings netted us an additional $205.4 million during 2020. We used an additional $46.9 million of these proceeds to purchase LLC Units from our shareholders. Net cash received in relation to our credit agreements increased $377.3 million primarily as a result of proceeds from the Term Loan B of $286.3 million. In addition, we had cash payments of $12.5 million related to the repurchase of membership interests from members in 2019.
Contractual Obligations
The following table represents our contractual obligations, aggregated by type, at December 31, 2020:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases (1)	$61,760	$11,128	$17,598	$14,024	$19,010
Debt obligations payable (2)	527,039	22,858	45,146	44,386	414,649
Maximum future acquisition contingency payments (3)	527,099	50,874	355,615	120,610	—
Total	$1,115,898	$84,860	$418,359	$179,020	$433,659
__________
(1)    The Company leases facilities and equipment under non-cancelable operating leases. Rent expense was $7.6 million and $4.2 million for the years ended December 31, 2020 and 2019, respectively.
(2)    Represents scheduled debt obligation and interest payments.
(3)    Includes $164.8 million of current and noncurrent estimated contingent earnout liabilities at December 31, 2020.
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

Holders of BRP’s LLC Units (other than BRP Group) may, subject to certain conditions and transfer restrictions described above, redeem or exchange their LLC Units for shares of Class A common stock of BRP Group on a one-for-one basis. BRP intends to make an election under Section 754 of the Internal Revenue Code of 1986, as amended, and the regulations thereunder (the “Code”) effective for each taxable year in which a redemption or exchange of LLC Units for shares of Class A common stock occurs, which is expected to result in increases to the tax basis of the assets of BRP at the time of a redemption or exchange of LLC Units. The redemptions or exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of BRP. These increases in tax basis may reduce the amount of tax that BRP Group would otherwise be required to pay in the future. We have entered into a Tax Receivable Agreement with the BRP’s LLC Members that provides for the payment by us to the BRP’s LLC Members of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of (i) any increase in tax basis in BRP Group’s assets resulting from (a) the purchase of LLC Units from any of the BRP’s LLC Members using the net proceeds from any future offering, (b) redemptions or exchanges by the BRP’s LLC Members of LLC Units for shares of our Class A common stock or (c) payments under the Tax Receivable Agreement and (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the Tax Receivable Agreement. This payment obligation is an obligation of BRP Group and not of BRP. For purposes of the Tax Receivable Agreement, the cash tax savings in income tax will be computed by comparing the actual income tax liability of BRP Group (calculated with certain assumptions) to the amount of such taxes that BRP Group would have been required to pay had there been no increase to the tax basis of the assets of BRP as a result of the redemptions or exchanges and had BRP Group not entered into the Tax Receivable Agreement. Estimating the amount of payments that may be made under the Tax Receivable Agreement is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. While the actual increase in tax basis, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of redemptions or exchanges, the price of shares of our Class A common stock at the time of the redemption or exchange, the extent to which such redemptions or exchanges are taxable, the amount and timing of our income, the tax rates then applicable and the portion of our payments under the Tax Receivable Agreement constituting imputed interest. We anticipate that we will account for the effects of these increases in tax basis and associated payments under the Tax Receivable Agreement arising from future redemptions or exchanges as follows:
•we will record an increase in deferred tax assets for the estimated income tax effects of the increases in tax basis based on enacted federal and state tax rates at the date of the redemption or exchange;
•to the extent we estimate that we will not realize the full benefit represented by the deferred tax asset, based on an analysis that will consider, among other things, our expectation of future earnings, we will reduce the deferred tax asset with a valuation allowance; and
•we will record 85% of the estimated realizable tax benefit (which is the recorded deferred tax asset less any recorded valuation allowance) as an increase to the liability due under the Tax Receivable Agreement and the remaining 15% of the estimated realizable tax benefit as an increase to additional paid-in capital.
All of the effects of changes in any of our estimates after the date of the redemption or exchange will be included in net income. Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income.
Deferred Tax Assets
To determine the realizability of the Company’s deferred tax assets, the Company analyzed if it was in a cumulative pre-tax income or loss position over a three year period (2018, 2019, and 2020). Based on the analysis, the Company is in a pre-tax book loss position, and therefore has determined that its deferred tax assets are not more likely than not to be realized. As the Company emerges from its cumulative loss position, it will reassess the realizability of its deferred tax assets.
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

Commissions and Fees Recognition
We earn commission revenue by acting as an agent or broker on behalf of our Clients and Insurance Company Partners to provide insurance placement services to Clients. Commission revenue is usually a percentage of the premium paid by Clients and generally depend upon the type of insurance, the particular insurance company and the nature of the services provided. Commission revenue is earned at a point in time upon the effective date of bound insurance coverage, as no performance obligation exists after coverage is bound. The Company makes its best estimate of direct bill commissions at the policy effective date, particularly in employee benefits within the Middle Market Operating Group, which is subject to change based on enrollment and other factors over the policy period. Commissions revenue is recorded net of an allowance for estimated policy cancellations, which is determined based on an evaluation of historical and current cancellation data. Given a hypothetical 1% increase in our policy cancellation rate, our annual allowance for estimated policy cancellations would have increased by $2.3 million for the year ended December 31, 2020.
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
Costs to obtain contracts includes compensation in the form of producer commissions paid on new business. These incremental costs are capitalized as deferred commission expense and amortized over five years, which represents management’s estimate of the average period over which a Client maintains its initial coverage relationship with the original Insurance Company Partner. Given a hypothetical one-year increase in the amortization period for deferred commission expense, our annual expense related to deferred commissions would have decreased by $171,000 for the year ended December 31, 2020.
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
Intangible assets generally consist of purchased customer accounts, distributor relationships, carrier relationships, software and trade names. Purchased customer accounts include the records and files obtained from acquired businesses that contain information about insurance policies and the related insured parties that are essential to policy renewals. We assess the fair value of purchased customer accounts by comparison of a reasonable multiple applied to either the corresponding commissions and fees or EBITDA in addition to considering the estimated future cash flows expected to be received over the estimated future renewal periods of the insurance policies comprising those purchased customer accounts. The valuation of purchased customer accounts involves significant estimates and assumptions concerning matters such as cancellation frequency, expenses and discount rates. Any change in these assumptions could affect the carrying value of purchased customer accounts. Distributor relationships consist of relationships with distributors that were not previously established. Carrier relationships consist of relationships with Insurance Company Partners that were not previously established. Trade names consist of acquired business names with potential customer base recognition. Purchased customer accounts, distributor relationships, carrier relationships and trade names are amortized on a basis consistent with the underlying cash flows over the related estimated lives of between one and twenty years. Software is amortized on the straight-line basis over an estimated useful life of two to five years.
The fair value of contingent earnout liabilities and contingently returnable consideration is based upon estimated payments expected to be or paid to, or clawed back from, the sellers of the acquired businesses as measured by expected future cash flow projections under various scenarios. We use a probability weighted value analysis as a valuation technique to convert future estimated cash flows under various scenarios to a single present value amount. We assess the fair value of these liabilities and assets at each balance sheet date based on the expected performance of the associated business and any changes in fair value are recorded through change in fair value of contingent consideration in the consolidated statements of comprehensive loss.
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
During 2020, we performed an impairment evaluation for each of our reporting units beginning with a qualitative assessment. The qualitative factors we considered included general economic conditions, limitations on accessing capital, industry and market considerations, cost factors such as commissions expense that could have a negative effect on future cash flows, overall financial performance including declining cash flows and a decline in actual or anticipated commissions and fees, earnings or key statistics, and other entity-specific events such as changes in management and loss of key personnel or customers. We determined that based on the overall results and outlook of our reporting units, company and industry, including consideration of the effect of our new Partnerships, there was no indication of goodwill impairment at December 31, 2020. As such, no further testing was required.

We review our definite-lived intangible assets and other long-lived assets for impairment whenever an event occurs that indicates the carrying amount of an asset may not be recoverable. There were no indications that the carrying values of our definite-lived intangible assets or other long-lived assets were impaired at December 31, 2020. Any impairment charges that we may record in the future could materially impact our results of operations.
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
Share-Based Compensation
Share-based compensation for periods subsequent to the Initial Public Offering includes restricted stock awards to Colleagues and Class A common stock awards to our board of directors. We measure share-based compensation expense at the grant date based on the fair value of the award and recognize compensation expense over the requisite service period, which is generally the vesting period. We use the ratable method to recognize compensation expense for equity awards with service conditions and performance conditions.
Share-based compensation for periods prior to the Initial Public Offering includes Management Incentive Units awards. These awards vest according to time-based benchmarks or performance-based benchmarks that vary between issuance. The fair value of each time-based and performance-based Management Incentive Unit was estimated on the grant date using a Black-Scholes Model, which requires the input of highly complex and subjective variables, and includes assumptions for expected volatility, expected dividend yield, expected term and the risk-free interest rate. Expected volatility was based on the historical volatility of industry peers. The expected term was calculated by analyzing historical exercise data and obtaining the weighted average of the holding period for similar awards. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of the grant.
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
ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential loss arising from adverse changes in market rates and prices, such as premium amounts, interest rates and equity prices. We are exposed to market risk through our investments and borrowings under the New JPM Credit Agreement.
Our invested assets are held primarily as cash and cash equivalents, restricted cash, available-for-sale marketable debt securities, non-marketable debt securities, certificates of deposit, U.S. treasury securities and professionally managed short duration fixed income funds. These investments are subject to interest rate risk. The fair values of our invested assets at December 31, 2020 and 2019 approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.
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
At December 31, 2020, we had $399.0 million of borrowings outstanding under the New JPM Credit Agreement. These borrowings bear interest on a floating basis tied to either the prime rate or one of various other variable rates as defined in the New JPM Credit Agreement. At December 31, 2020, the variable rate in effect for the New JPM Credit Agreement was LIBOR. Based on an increase of 25 and 50 basis points in the LIBOR at December 31, 2020 and the balance outstanding at such time, our annual interest expense for the New JPM Credit Agreement would have increased by $1.0 million and $2.0 million, respectively. We did not have arrangements in place as of December 31, 2020 to hedge changes in LIBOR under the New JPM Credit Agreement. However, the interest rate on the Term Loan B is subject to a floor of 4.75% so the interest rate applicable to the Term Loan B will only change if LIBOR fluctuates in excess of 0.75% per annum.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of BRP Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of BRP Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of comprehensive loss, of stockholders' / members’ equity (deficit) and mezzanine equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
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
March 11, 2021
We have served as the Company’s auditor since 2019.

BRP GROUP, INC.
Consolidated Balance Sheets

	December 31,
(in thousands, except share and per share data)	2020	2019
Assets
Current assets:
Cash and cash equivalents	$108,462	$67,689
Restricted cash	33,560	3,382
Premiums, commissions and fees receivable, net	155,501	58,793
Prepaid expenses and other current assets	4,447	3,019
Due from related parties	19	43
Total current assets	301,989	132,926
Property and equipment, net	11,019	3,322
Other assets	11,084	5,600
Intangible assets, net	554,320	92,450
Goodwill	651,502	164,470
Total assets	$1,529,914	$398,768
Liabilities, Mezzanine Equity and Stockholders’ Equity
Current liabilities:
Premiums payable to insurance companies	$135,576	$50,541
Producer commissions payable	24,260	7,470
Accrued expenses and other current liabilities	47,490	12,334
Current portion of long-term debt	4,000	—
Current portion of contingent earnout liabilities	6,094	2,480
Total current liabilities	217,420	72,825
Revolving lines of credit	—	40,363
Long-term debt, less current portion	381,382	—
Contingent earnout liabilities, less current portion	158,725	46,289
Other liabilities	2,419	2,017
Total liabilities	759,946	161,494
Commitments and contingencies (Note 21)
Mezzanine equity:
Redeemable noncontrolling interest	98	23
Stockholders’ equity:
Class A common stock, par value $0.01 per share, 300,000,000 shares authorized; 44,953,166 and 19,362,984 shares issued and outstanding at December 31, 2020 and 2019	450	194
Class B common stock, par value $0.0001 per share, 100,000,000 and 50,000,000 shares authorized; 49,828,383 and 43,257,738 shares issued and outstanding at December 31, 2020 and 2019, respectively	5	4
Additional paid-in capital	392,139	82,425
Accumulated deficit	(24,346)	(8,650)
Notes receivable from stockholders	(465)	(688)
Total stockholders’ equity attributable to BRP Group, Inc.	367,783	73,285
Noncontrolling interest	402,087	163,966
Total stockholders’ equity	769,870	237,251
Total liabilities, mezzanine equity and stockholders’ equity	$1,529,914	$398,768
See accompanying Notes to Consolidated Financial Statements. 61

BRP GROUP, INC.
Consolidated Balance Sheets (Continued)
The following table presents the assets and liabilities of the Company’s consolidated variable interest entities, which are included on the consolidated balance sheets above. The assets in the table below include those assets that can only be used to settle obligations of the consolidated variable interest entities.

	December 31,
(in thousands)	2020	2019
Assets of Consolidated Variable Interest Entities That Can Only be Used to Settle the Obligations of Consolidated Variable Interest Entities:
Cash and cash equivalents	$143	$47
Premiums, commissions and fees receivable, net	130	75
Total current assets	273	122
Property and equipment, net	21	31
Other assets	5	7
Total assets	$299	$160
Liabilities of Consolidated Variable Interest Entities for Which Creditors Do Not Have Recourse to the Company:
Premiums payable to insurance companies	$5	$6
Producer commissions payable	17	15
Accrued expenses and other current liabilities	10	29
Total liabilities	$32	$50

See accompanying Notes to Consolidated Financial Statements. 62

BRP GROUP, INC.
Consolidated Statements of Comprehensive Loss

	For the Years Ended December 31,
(in thousands, except share and per share data)	2020	2019
Revenues:
Commissions and fees	$240,919	$137,841

Operating expenses:
Commissions, employee compensation and benefits	174,114	96,955
Other operating expenses	48,060	24,576
Amortization expense	19,038	10,007
Change in fair value of contingent consideration	20,516	10,829
Depreciation expense	1,129	542
Total operating expenses	262,857	142,909

Operating loss	(21,938)	(5,068)

Other income (expense):
Interest expense, net	(7,857)	(10,640)
Loss on extinguishment of debt	—	(6,732)
Other income (expense), net	(95)	3
Total other expense	(7,952)	(17,369)

Loss before income taxes	(29,890)	(22,437)
Income tax expense (benefit)	(5)	17
Net loss	(29,885)	(22,454)
Less: net loss attributable to noncontrolling interests	(14,189)	(13,804)
Net loss attributable to BRP Group, Inc.	$(15,696)	$(8,650)

Comprehensive loss	$(29,885)	$(22,454)
Comprehensive loss attributable to noncontrolling interests	(14,189)	(13,804)
Comprehensive loss attributable to BRP Group, Inc.	(15,696)	(8,650)

Basic and diluted net loss per share	$(0.58)	$(0.48)
Basic and diluted weighted-average shares of Class A common stock outstanding	27,175,705	17,916,735

See accompanying Notes to Consolidated Financial Statements. 63

BRP GROUP, INC.
Consolidated Statements of Stockholders’ / Members’ Equity (Deficit) and Mezzanine Equity
For the Year Ended December 31, 2019

	Stockholders’/Members’ Equity (Deficit)										Mezzanine Equity
	Class A Common Stock		Class B Common Stock
(in thousands, except share data)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumu-lated Deficit	Members’ Deficit	Notes Receivable from Stockholders/Members	Non-controlling Interest	Total	Redeemable Noncontrolling Interest	Redeemable Members’ Capital
Balance at December 31, 2018	—	—	—	—	—	—	$(63,606)	$(90)	$937	$(62,759)	$46,208	$39,354
Activity prior to the Initial Public Offering
Net income	—	—	—	—	—	—	602	—	126	728	4,119	699
Contributions	—	—	—	—	—	—	—	—	—	—	35	—
Contributions through issuance of Member note receivable	—	—	—	—	—	—	—	(310)	47	(263)	263	—
Repayment of Member note receivable	—	—	—	—	—	—	—	160	—	160	—	—
Issuance and vesting of Management Incentive Units to Members	—	—	—	—	—	—	1,334	—	—	1,334	—	—
Issuance of Voting Common Units to redeemable common equity holder	—	—	—	—	—	—	—	—	—	—	—	5,509
Issuance of Non-Voting Common Units to Members and noncontrolling interest holders	—	—	—	—	—	—	612	—	386	998	—	—
Repurchase of Voting Common Units from Members	—	—	—	—	—	—	—	—	—	—	—	(11,177)
Repurchase redemption value adjustments	—	—	—	—	—	—	—	—	—	—	—	(1,323)
Noncontrolling interest issued in business combinations and asset acquisitions	—	—	—	—	—	—	—	—	1,000	1,000	37,637	—
Change in the redemption value of redeemable interests	—	—	—	—	—	—	(143,413)	—	—	(143,413)	52,209	91,204
Distributions	—	—	—	—	—	—	(3,122)	—	(94)	(3,216)	(6,182)	(1,151)
Effect of the Initial Public Offering and Reorganization Transactions
Issuance of Class A common stock in Offering, net of underwriting discounts and offering costs	18,859,300	189	—	—	209,847	—	—	—	—	210,036	—	—
Effect of Reorganization Transactions	227,050	2	43,188,235	4	(127,624)	—	207,593	(452)	180,315	259,838	(134,261)	(123,115)
Activity subsequent to the Initial Public Offering
Net loss	—	—	—	—	—	(8,650)	—	—	(19,340)	(27,990)	(10)	—
Contributions	—	—	—	—	—	—	—	—	—	—	5	—
Share-based compensation	276,634	3	69,503	—	202	—	—	—	589	794	—	—
Repayment of Stockholder notes receivable	—	—	—	—	—	—	—	4	—	4	—	—
Balance at December 31, 2019	19,362,984	$194	43,257,738	$4	$82,425	$(8,650)	$—	$(688)	$163,966	$237,251	$23	$—

See accompanying Notes to Consolidated Financial Statements. 64

BRP GROUP, INC.
Consolidated Statements of Stockholders’ / Members’ Equity (Deficit) and Mezzanine Equity
For the Year Ended December 31, 2020

	Stockholders' Equity									Mezzanine Equity
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Notes Receivable from Stockholders	Non- controlling Interest	Total	Redeemable Non- controlling Interest
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2019	19,362,984	$194	43,257,738	$4	$82,425	$(8,650)	$(688)	$163,966	$237,251	$23
Net income (loss)	—	—	—	—	—	(15,696)	—	(14,245)	(29,941)	56
Issuances of Class A common stock, net of underwriting discounts and offering costs and redemption of Class B common stock for Class A common stock	23,287,500	233	(4,091,667)	—	197,357	—	—	175,134	372,724	—
Equity issued in business combinations	1,415,837	14	11,004,696	1	107,867	—	—	78,238	186,120	—
Share-based compensation	633,246	7	—	—	3,852	—	—	925	4,784	—
Redemptions and repurchases of common stock	253,599	2	(342,384)	—	638	—	—	(1,931)	(1,291)	—
Repayment of stockholder notes receivable	—	—	—	—	—	—	223	—	223	—
Contributions	—	—	—	—	—	—	—	—	—	19
Balance at December 31, 2020	44,953,166	$450	49,828,383	$5	$392,139	$(24,346)	$(465)	$402,087	$769,870	$98

See accompanying Notes to Consolidated Financial Statements. 65

BRP GROUP, INC.
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(in thousands)	2020	2019
Cash flows from operating activities:
Net loss	$(29,885)	$(22,454)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,167	10,549
Amortization of deferred financing costs	1,002	1,312
Loss on extinguishment of debt	—	6,732
Loss on disposal of property and equipment	67	—
Issuance of management incentive units	—	1,334
Participation unit compensation	—	50
Share-based compensation expense	7,744	3,227
Change in fair value of contingent consideration	20,516	10,829
Payment of contingent earnout consideration in excess of purchase price accrual	(1,727)	(8)
Changes in operating assets and liabilities, net of effect of acquisitions:
Premiums, commissions and fees receivable, net	(6,828)	(6,000)
Prepaid expenses and other assets	(1,611)	(2,631)
Due from related parties	24	74
Accounts payable, accrued expenses and other current liabilities	27,348	9,000
Net cash provided by operating activities	36,817	12,014
Cash flows from investing activities:
Capital expenditures	(5,469)	(1,718)
Investment in business venture	(1,250)	(200)
Cash consideration paid for asset acquisitions, net of cash received	(1,854)	(679)
Cash consideration paid for business combinations, net of cash received	(669,236)	(98,423)
Net cash used in investing activities	(677,809)	(101,020)
Cash flows from financing activities:
Proceeds from issuance of Class A common stock, net of underwriting discounts	451,574	246,208
Purchase of LLC Units from shareholders	(78,274)	(31,332)
Payment of offering costs	(1,868)	(4,840)
Payment of contingent and guaranteed earnout consideration	(1,192)	(980)
Proceeds from revolving line of credit	385,637	69,592
Repayments of revolving line of credit	(325,000)	(66,200)
Proceeds from related party debt	—	49,845
Repayments of related party debt	—	(88,425)
Proceeds from long-term debt	286,331	—
Repayments of long-term debt	(1,000)	(204)
Payments of debt issuance and debt extinguishment costs	(4,507)	(481)
Proceeds received from repayment of stockholder/member notes receivable	223	164
Payments for repurchase of common units	—	(12,500)
Proceeds from issuance of LLC Units	—	998
Proceeds from advisor incentive buy-ins	—	746
Contributions	19	40
Distributions	—	(10,549)
Net cash provided by financing activities	711,943	152,082
Net increase in cash and cash equivalents and restricted cash	70,951	63,076
Cash and cash equivalents and restricted cash at beginning of year	71,071	7,995
Cash and cash equivalents and restricted cash at end of year	$142,022	$71,071

See accompanying Notes to Consolidated Financial Statements. 66

BRP GROUP, INC.
Consolidated Statements of Cash Flows (Continued)
	For the Years Ended December 31,
(in thousands)	2020	2019
Supplemental schedule of cash flow information:
Cash paid during the year for interest	$5,958	$9,487
Disclosure of non-cash investing and financing activities:
Change in the redemption value of redeemable interests	$—	$143,413
Equity interest issued in business combinations and asset acquisitions	186,116	38,637
Principal and interest on revolving line of credit paid through funding of long-term debt	101,115	—
Contingent earnout liabilities assumed in business combinations and asset acquisitions	98,523	29,117
Noncash debt issuance costs incurred	12,554	2,809
Capital expenditures incurred but not yet paid	301	—
Capitalization of issuance to redeemable common member	—	5,509
Exchange of advisor incentive plan liability to equity	—	2,153
Transfer of long-term debt to revolving line of credit	—	1,820
Contingently returnable consideration recorded in business combinations	—	321
Exchange of participation unit ownership plan liability to equity	—	311

See accompanying Notes to Consolidated Financial Statements. 67

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
BRP Group is a diversified insurance agency and services organization that markets and sells insurance products and services to its customers throughout the U.S., although a significant portion of the Company’s business is concentrated in the southeastern U.S. BRP Group and its subsidiaries operate through four reportable segments (“Operating Groups”), including Middle Market, Specialty, MainStreet, and Medicare, which are discussed in more detail in Note 22.
Public Equity Offerings
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
On December 11, 2020, the Company completed a public offering of 10,062,500 shares of its Class A common stock, including 1,312,500 shares sold pursuant to the underwriters’ over-allotment option. The shares were sold at an offering price of $29.50 per share for net proceeds of $283.2 million after deducting underwriting discounts and commissions of $12.6 million and offering expenses of $1.1 million.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates underlying the accompanying consolidated financial statements include the application of guidance for revenue recognition, including determination of allowances for estimated policy cancellations, business combinations and purchase price allocation, impairment of long-lived assets including goodwill, and share-based compensation.
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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) (“Topic 820”): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). This update modifies the disclosure requirements related to fair value measurement by removing certain disclosure requirements related to the fair value hierarchy. This update also modifies existing disclosure requirements related to measurement uncertainty and adds new disclosure requirements, such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The Company adopted the guidance in ASU 2018-13 effective January 1, 2020, which impacted the presentation of the fair value measurements disclosure in Note 20 but did not otherwise impact the Company’s consolidated financial statements.
2. Significant Accounting Policies
Revenue Recognition
The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”).
The Company earns commission revenue by facilitating the arrangement between Insurance Company Partners and individuals or businesses by providing insurance placement services to insureds (“Clients”) with Insurance Company Partners. Commission revenues are usually a percentage of the premium paid by Clients and generally depend upon the type of insurance, the Insurance Company Partner and the nature of the services provided. In some limited cases, the Company shares commissions with other agents or brokers who have acted jointly with the Company in a transaction. The Company controls the fulfillment of the performance obligation and its relationship with its Insurance Company Partners and the outside agents. Commissions shared with downstream agents or brokers are recorded in commission, employee compensation and benefits expense in the consolidated statements of comprehensive loss. Commissions are earned at a point in time upon the effective date of bound insurance coverage as no performance obligation exists after coverage is bound.
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
Restricted Cash
Restricted cash includes amounts that are legally restricted as to use or withdrawal. Restricted cash represents cash collected from customers that is payable to insurance companies and for which segregation of this cash is required by contract with the relevant insurance company providing coverage or by law within the state. The Company also holds restricted cash specifically in its role as an MGA.
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
Premiums, commissions and fees receivable are reported net of allowances for estimated policy cancellations and doubtful accounts. The allowance for estimated policy cancellations was $3.2 million and $2.2 million at December 31, 2020 and 2019, respectively, which represents a reserve for future reversals in commission and fee revenues related to the potential cancellation of client insurance policies that were in force as of each year end. The allowance for estimated policy cancellations is established through a charge to revenues. The allowance for estimated policy cancellations is offset in part by a producer commissions chargeback of $1.7 million and $1.2 million at December 31, 2020 and 2019. The producer commissions chargeback is established through a charge to producer commissions expense and is netted against producer commissions payable on the balance sheets.
The allowance for doubtful accounts was $48,000 and $50,000 at December 31, 2020 and 2019, respectively. The allowance for doubtful accounts is based on management’s estimate of the amount of receivables that will actually be collected. Accounts are charged to the allowance as they are deemed uncollectible based upon a periodic review of the accounts.
Property and Equipment, Net
Property and equipment is stated at cost. For financial reporting purposes, depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Years
Building	39
Leasehold improvements	3 - 10
Furniture	5 - 7
Office and computer equipment	3 - 7
Vehicle	5
Website development	7

Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful life or the reasonably assured lease term at inception of the lease. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts. The difference between the net book value of the assets and proceeds from disposal is recognized as a gain or loss on disposal, which is included in other income (expense), net in the consolidated statements of comprehensive loss. Routine maintenance and repairs are charged to expense as incurred, while costs of improvements and renewals are capitalized.
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
Intangible assets are stated at cost, less accumulated amortization, and consist of purchased customer accounts, distributor relationships, carrier relationships, software and trade names acquired in connection with business combinations. Purchased customer accounts, distributor relationships, carrier relationships and trade names are being amortized based on a pattern of economic benefit over an estimated life of 1 to 20 years. Purchased customer accounts primarily consist of records and files that contain information about insurance policies and the related Clients that are essential to policy renewals. Distributor relationships consist of relationships with distributors that were not previously established. Carrier relationships consist of relationships with Insurance Company Partners that were not previously established. Trade names consist of acquired business names with potential customer base recognition. Intangible assets also include software, which is amortized on the straight-line basis over an estimated useful life of 2 to 5 years.
We review our definite-lived intangible assets and other long-lived assets for impairment at least annually or whenever an event occurs that indicates the carrying amount of an asset may not be recoverable. No impairment was recorded for the years ended December 31, 2020 and 2019.
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
Deferred Financing Costs, Net
Deferred financing costs consist of origination fees and debt issuance costs related to obtaining credit facilities. The Company has recorded these costs as an asset and liability on the consolidated balance sheets in accordance with ASC Topic 835-30, Interest. Deferred financing costs associated with revolving credit facilities are included in other assets on the consolidated balance sheets while those related to term loans are recorded as an offset to long-term debt. Deferred financing costs included in other assets were approximately $4.8 million and $1.8 million, net of accumulated amortization of approximately $1.1 million and $470,000 at December 31, 2020 and 2019, respectively. Deferred financing costs and original issue discount included in long-term debt totaled approximately $14.0 million, net of accumulated amortization of approximately $418,000 at December 31, 2020. Such costs are amortized using the effective interest method over the terms of the respective debt. Amortization of deferred financing costs, which is included in interest expense, net in the accompanying consolidated statements of comprehensive loss, was approximately $1.0 million and $1.3 million for the years ended December 31, 2020 and 2019, respectively.

Self-Insurance Reserve
The Company converted to a self-insured health insurance plan beginning in March 2020 for which it carries an insurance program with specific retention levels or high per-claim deductibles for expected losses. The Company records a liability for all unresolved claims and for an estimate of incurred but not reported ("IBNR") claims at the anticipated cost that falls below its specified retention levels or per-claim deductible amounts. In establishing reserves, the Company considers actuarial assumptions and judgments regarding economic conditions and the frequency and severity of claims. The Company had an IBNR reserve of $650,000 at December 31, 2020, which is included in accrued expenses and other current liabilities on the consolidated balance sheets.
Contingent Earnout Liabilities
The Company accounts for contingent consideration relating to business combinations as either contingently returnable consideration or a contingent earnout liability and a decrease (increase) to goodwill at the date of the acquisition and continually remeasures the asset or liability at each balance sheet date by recording changes in the fair value through change in fair value of contingent consideration in the consolidated statements of comprehensive loss. The ultimate settlement of contingently returnable consideration and contingent earnout liabilities relating to business combinations may be for amounts that are materially different from the amounts initially recorded and may cause volatility in the Company’s results of operations.
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
The Company determines the fair value of contingently returnable consideration and contingent earnout liabilities based on future cash flow projections under various potential scenarios and weighs the probability of these outcomes as discussed further in Note 20.
Redeemable Noncontrolling Interest
ASC Topic 480, Distinguishing Liabilities from Equity (“Topic 480”), requires noncontrolling interests that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (i) at a fixed or determinable price on a fixed or determinable date, (ii) at the option of the holder, or (iii) upon the occurrence of an event that is not solely within the control of the issuer. Prior to the Reorganization Transactions, the equity securities of certain of the Company’s noncontrolling interests contained an embedded put feature that was redeemable at the election of the interest holder. The Company had no control over whether the put option was exercised, and therefore, redemption was outside the Company’s control. As such, these equity securities were recorded as redeemable noncontrolling interests.
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
•In 2019, BRP Insurance Intermediary Holdings, LLC acquired 70% of the membership interests of Millennial Specialty Insurance, LLC (“MSI”) from Millennial Specialty Holdco, LLC (“MSH”). MSH had a 30% ownership interest in MSI prior to the Reorganization Transactions.
•In 2019, BKS Financial Investments, LLC was formed to acquire substantially all the assets and liabilities of Fiduciary Partners Investment Consulting, LLC and Baldwin Krystyn Sherman Partners, LLC (“BKS”) acquired substantially all the assets and liabilities of Fiduciary Partners Retirement Group, Inc. (“FPRG”) and Fiduciary Partners Group, LLC. FPRG had a 0.3% ownership interest in BKS prior to the Reorganization Transactions.

•In 2019, BRP Foundation, LLC (“Foundation”) was formed in order to acquire substantially all the assets and liabilities of Foundation Insurance of Florida, LLC from its members (“Foundation Members”). The Foundation Members had a 20% ownership interest in Foundation prior to the Reorganization Transactions.
In conjunction with the Reorganization Transactions as discussed in Note 3, the Company executed its call rights for the majority of the redeemable noncontrolling ownership interests, which were converted into permanent equity through the issuance of Class B common stock and LLC Units. Rollover Members equity holdings held by BKS Smith, LLC and BKS MS, LLC, two of the Company’s VIEs, were not converted to permanent equity and remain redeemable and a component of redeemable noncontrolling interest subsequent to the conversion. All put rights no longer exist; however, some of these LLC Units and Class B common stock are not eligible to be converted into shares of Class A common stock until certain time has passed since the initial acquisition.
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
Advisor Incentive Plan
Prior to the Company's Initial Public Offering, BRP had advisor incentive agreements with several of its producers (“Risk Advisors”) to incentivize them to stay with the Company and grow their book of business. The incentive rights had a deposit buy-in requirement payable in the form of payroll withholding or other cash payments for which the Company recorded an advisor incentive liability. The incentive rights could be converted to LLC Units after the achievement of certain milestones, subject to approval at the discretion of management. Risk Advisors were deemed probable of meeting the performance condition after having achieved the first milestone related to their advisor incentive agreements.
The Company’s obligation related to advisor incentive liabilities of all but one Risk Advisor was settled in connection with the Reorganization Transactions as discussed in Note 3. One Risk Advisor chose not to convert his incentive rights into common stock of BRP Group. As a result, this advisor’s incentive liability remains outstanding at December 31, 2020 and 2019. Advisor incentive liabilities, which are included in other liabilities on the consolidated balance sheet, were approximately $2.4 million and $2.0 million at December 31, 2020 and 2019, respectively.
The Company continues to account for the remaining advisor incentive award as liability-classified share-based payment awards under ASC 718, Compensation - Stock Compensation (“Topic 718”). The Company estimates the fair value of the expected buyout amount each reporting period and records compensation expense and an increase to the advisor incentive liability and will continue to do so until a termination event occurs. Compensation expense for advisor incentive liabilities is included in commissions, employee compensation and benefits in the consolidated statements of comprehensive loss.
Participation Unit Ownership Plan
During 2019, the Company had a Participation Unit Ownership Plan (the “Participation Plan”), which offered certain Colleagues additional incentives to promote success. The Participation Plan permitted the grant of up to 100,000 participation units, to be settled in cash only. Participation units vested on the fifth anniversary of the date of the grant unless a qualifying event occurs, as outlined in the Participation Plan agreement. The Company’s obligation under the Participation Plan was settled in connection with the Reorganization Transactions as discussed in Note 3.
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
For the year ended December 31, 2020, one Insurance Company Partner accounted for approximately 13% of the Company’s total core commissions. For the year ended December 31, 2019, two Insurance Company Partners accounted for approximately 14% and 10% of the Company’s total core commissions.
3. Reorganization Transactions
In connection with the Initial Public Offering, BRP Group and BRP entered into the Reorganization Transactions as follows:
•BRP amended and restated its amended and restated limited liability company agreement (the “Amended LLC Agreement”) to, among other things, appoint BRP Group as the sole managing member of BRP and to modify BRP’s capital structure to reclassify all the equity interests into a single class of LLC units (the “LLC Units”);

•as sole managing member of BRP, BRP Group consolidates the financial results of BRP and a portion of the net income is allocated to the noncontrolling interest to reflect the entitlement of the owners of BRP’s outstanding equity interests (“BRP’s LLC Members”) to a portion of BRP’s net income;
•through a series of internal transactions, BRP issued LLC Units to equity holders of companies it has acquired (its “Partners”) (other than certain joint ventures) in exchange for all the equity interests in such Partners not held by BRP prior to such exchange;
•BRP Group’s certificate of incorporation authorized the issuance of two classes of common stock including Class A common stock and Class B common stock, each of which entitles its holder to one vote per share on all matters submitted to a vote of the stockholders;
•each of the owners of BRP LLC Units prior to the Initial Public Offering (the “Pre-IPO LLC Members”) was issued shares of BRP Group’s Class B common stock in an amount equal to the number of LLC Units held by each such member following the reclassification of the equity interest into LLC Units;
•under the Amended LLC Agreement, BRP’s LLC Members have the right to require BRP to redeem all or a portion of their LLC Units for, at BRP Group’s election, newly-issued shares of Class A common stock on a one-for-one basis or a cash payment;
•BRP Group and BRP’s members entered into the Stockholders Agreement, which provides that approval by BRP’s LLC Members is required for certain corporate actions;
•BRP Group used the net proceeds from the Initial Public Offering to acquire 14,000,000 newly-issued LLC Units from Baldwin Risk Partners, LLC, 1,800,000 LLC Units from Lowry Baldwin, the Company’s Chairman, and 600,000 LLC Units from The Villages Invesco, LLC (“Villages Invesco”), one of our significant shareholders, at a purchase price per LLC Unit equal to the initial public offering price of Class A common stock after underwriting discounts and commissions; and
•BRP Group entered into the Tax Receivable Agreement, which provides for payment by BRP Group to BRP’s LLC Members of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that BRP Group actually realizes.
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
The following is a description of the transactions to convert the Company’s obligations related to its advisor incentive agreements and Participation Plan to shares of Class A common stock.
•The Company exchanged $2.2 million of its obligation related to advisor incentive liabilities for 204,807 restricted shares of Class A common stock issued under the Company’s Omnibus Incentive Plan. The Company established stockholder notes receivable of $452,000 for the remaining deposit buy-in amounts due from the advisors and relieved advisor incentive liabilities for $2.2 million with an offset to additional paid-in capital of $2.6 million.
•The Company’s obligation under the Participation Plan of $311,000 was exchanged for 22,243 restricted shares of Class A common stock issued under the Company’s Omnibus Incentive Plan, which resulted in an offset to additional paid-in capital of $311,000.
The following is a description of the transactions to convert LLC Units held by each of the Pre-IPO LLC Members to shares of Class B common stock in an amount equal to the number of LLC Units held by each such member following the reclassification of the equity interest into LLC Units.

•The Company executed its call rights for the Voting Common Units of two minority founders, a component of redeemable members’ capital prior to the reorganization, which were converted into permanent equity consisting of 5,701,107 shares of Class B common stock and LLC Units.
•The Company executed its call rights for the Villages Voting Common Units, a component of redeemable members’ capital prior to the reorganization, which were converted into permanent equity consisting of 3,077,559 shares of Class B common stock and LLC Units.
•The Company executed its call rights for the Rollover Members’ Units, which comprised redeemable noncontrolling interest prior to the reorganization, which were converted into 9,615,911 shares of Class B common stock and LLC Units.
•Voting Common Units held by the majority founder, which comprised members’ equity prior to the reorganization, were converted into 18,933,907 shares of Class B common stock and LLC Units.
•The Non-Voting Common Units, which comprised noncontrolling interest prior to the reorganization, were converted into permanent equity consisting of 232,596 shares of Class B common stock and LLC Units.
•Management Incentive Units were converted to 5,627,155 restricted shares of Class B common stock and LLC Units.
4. Business Combinations
The Company completed 15 business combinations for an aggregate purchase price of $1.0 billion during the year ended December 31, 2020. In accordance with ASC Topic 805, Business Combinations (“Topic 805”), total consideration was first allocated to the fair value of assets acquired, including liabilities assumed, with the excess being recorded as goodwill. Goodwill is not amortized for financial statement purposes, but rather is evaluated for impairment at least annually or more frequently if an event occurs that indicates goodwill may be impaired. Goodwill is deductible for tax purposes and will be amortized over a period of 15 years.
The recorded purchase price for certain business combinations includes an estimation of the fair value of continent consideration obligations associated with potential earnout provisions, which are generally based on revenue or earnings before income taxes, depreciation and amortization (“EBITDA”). The contingent earnout consideration identified in the tables below are measured at fair value within Level 3 of the fair value hierarchy as discussed further in Note 20. Any subsequent changes in the fair value of contingent earnout liabilities will be recorded in the consolidated statements of comprehensive loss when incurred.
The recorded purchase price for certain business combinations also includes an estimation of the fair value of equity interests, which are calculated based on a valuation of the entity with the relevant percentage applied.
The Company completed the following 15 business combinations during the year ended December 31, 2020:
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
•Insgroup, a Middle Market Partner effective November 30, 2020, was made to expand the Company's Middle Market presence in Texas and specifically Houston.
•AHT, a Middle Market Partner effective December 1, 2020, was made to expand the Company's Middle Market presence in the Pacific Northwest, Mid-Atlantic and Northeast regions and to bring deep specialization and expertise across a number of high-growth industry verticals, including Technology, Not-For-Profit, Life Sciences & Healthcare, Manufacturing and Construction.
•Burnham, a Middle Market Partner effective December 31, 2020, was made to expand the Company’s business presence in California.
•TBM, a Middle Market Partner effective December 31, 2020, was made to expand the Company’s property and casualty and risk solution capabilities, particularly multi-family, and provides complementary employee benefit and professional risk management solutions to the Atlanta market.
The operating results of these business combinations have been included in the consolidated statements of comprehensive loss since their respective acquisition dates. The Company recognized total revenues and net income from its business combinations of $64.6 million and $8.0 million, respectively, for the year ended December 31, 2020.
Acquisition-related costs incurred in connection with these business combinations are recorded in operating expenses in the consolidated statements of comprehensive loss. The Company incurred acquisition-related costs from its business combinations of $7.5 million for the year ended December 31, 2020.
Due to the complexity of valuing the consideration paid and the purchase price allocation and the timing of these activities, certain amounts included in the consolidated financial statements may be provisional and subject to additional adjustments within the measurement period as permitted by Topic 805. Specifically, the Company's valuations of premiums, commissions and fees receivable in accordance with Topic 606 are estimates subject to change based on relevant factors over the policy period. The valuations of intangible assets are also estimates based on assumptions of factors such as discount rates and growth rates. Accordingly, these assets are subject to measurement period adjustments as determined after the passage of time. Any measurement period adjustments related to prior period business combinations are reflected as current period adjustments in accordance with Topic 805.

The table below provides a summary of the total consideration and the estimated purchase price allocations made for each of the business acquisitions that became effective during the year ended December 31, 2020. The "All Others" column includes amounts for the Lanier, Highland, AgencyRM, VibrantUSA, IRP, Southern Protective Group, Pendulum, Fletcher and MIA business combinations.

(in thousands)	Rosenthal(1)	TBA/RBA	Insgroup	AHT	Burnham	TBM	All Others(2)	Totals
Cash consideration paid	$75,936	$76,272	$94,188	$197,190	$160,017	$41,784	$85,910	$731,297
Fair value of contingent earnout consideration	7,051	7,000	17,402	20,114	29,372	4,811	12,561	98,311
Fair value of equity interest	10,147	21,427	77,031	14,859	39,509	7,625	15,224	185,822
Deferred payment	—	300	6,767	—	1,283	—	59	8,409
Total consideration	$93,134	$104,999	$195,388	$232,163	$230,181	$54,220	$113,754	$1,023,839

Cash	$—	$—	$17,362	$16,319	$2,739	$121	$5,219	$41,760
Restricted cash	954	—	—	6,608	2,331	8,866	1,542	20,301
Premiums, commissions and fees receivable	5,608	8,731	21,506	20,088	14,769	6,803	12,375	89,880
Property and equipment	—	—	1,769	698	223	162	443	3,295
Other assets	11	—	494	861	210	67	62	1,705
Intangible assets:
Purchased customer accounts	33,670	53,900	81,000	122,000	114,300	27,000	14,051	445,921
Distributor relationships	—	—	—	—	—	—	19,380	19,380
Carrier relationships	—	—	—	—	—	—	659	659
Software	—	—	—	—	—	—	565	565
Trade names	939	179	2,050	5,300	2,547	520	291	11,826
Goodwill	55,379	44,264	100,270	88,542	100,406	23,957	74,214	487,032
Total assets acquired	96,561	107,074	224,451	260,416	237,525	67,496	128,801	1,122,324
Premiums payable to insurance companies	(2,679)	—	(21,879)	(13,936)	(274)	—	(12,605)	(51,373)
Producer commissions payable	(748)	(2,075)	(3,400)	(3,921)	(3,388)	(13,054)	(1,048)	(27,634)
Accrued expenses and other current liabilities	—	—	(3,784)	(10,396)	(3,682)	(222)	(1,394)	(19,478)
Total liabilities acquired	(3,427)	(2,075)	(29,063)	(28,253)	(7,344)	(13,276)	(15,047)	(98,485)
Net assets acquired	$93,134	$104,999	$195,388	$232,163	$230,181	$54,220	$113,754	$1,023,839

Maximum potential contingent earnout consideration (2)	$30,843	$30,147	$66,123	$106,987	$98,391	$18,041	$73,778	$424,310
__________
(1)    The Company made adjustments within the measurement period to the purchase price allocation for Rosenthal during the year ended December 31, 2020, which have been reflected in the table. The adjustments to Rosenthal resulted in an increase to premiums, commissions and fees receivable and a reduction to goodwill of $874,000.
(2)    IRP, which is included in the "All Others" column, has an uncapped earnout. The maximum potential earnout consideration represented has been calculated assuming 50% compound annual revenue growth for three years.
The factors contributing to the recognition of the amount of goodwill are based on expanding business presence into new geographic locations and service markets, strategic benefits that are expected to be realized from acquiring the Partners’ assembled workforce in addition to other synergies gained from integrating the Partners’ operations into our consolidated structure.

The intangible assets acquired in connection with business combinations during the year ended December 31, 2020 have an estimated weighted-average life as follows:

	Weighted-Average Life
Purchased customer accounts	19.5	years
Distributor relationships	20.0	years
Carrier relationships	0.8	years
Software	2.0	years
Trade names	4.9	years
The following unaudited pro forma consolidated results of operations are provided for illustrative purposes only and have been presented as if the acquisitions of Lanier, Highland, AgencyRM, VibrantUSA, IRP, Southern Protective Group, Pendulum, Rosenthal, TBA/RBA, Fletcher, MIA, Insgroup, AHT, Burnham and TBM occurred on January 1, 2019. This unaudited pro forma information should not be relied upon as being indicative of the historical results that would have been obtained if the acquisitions had occurred on that date, nor of the results that may be obtained in the future.

	For the Years Ended December 31,
(unaudited) (in thousands, except per share data)	2020	2019
Pro forma results:
Total revenues	$426,249	$354,265
Net income (loss)	(4,680)	(12,426)
Net loss attributable to BRP Group, Inc.	(1,786)

Basic and diluted loss per share	$(0.06)
Weighted-average shares of Class A common stock outstanding - basic and diluted	28,035
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
The Company determined that it is the primary beneficiary of its VIEs, which, at December 31, 2020 and 2019, include Laureate Insurance Partners, LLC (“Laureate”), BKS Smith, LLC (“Smith”), BKS MS, LLC (“Saunders”) and BKS Partners Galati Marine Solutions, LLC (“Galati”). The Company has consolidated its VIEs into the consolidated financial statements.
Total revenues and expenses of the Company’s consolidated VIEs included in the consolidated statements of comprehensive loss were $841,000 and $718,000, respectively, for the year ended December 31, 2020 and $579,000 and $727,000, respectively, for the year ended December 31, 2019.

The assets of the consolidated VIEs can only be used to settle the obligations of the consolidated VIEs and the creditors of the liabilities of the consolidated VIEs do not have recourse to the Company. The following tables provide a summary of the carrying amounts of the assets and liabilities of the Company’s consolidated VIEs at each of the balance sheet dates:

	At December 31, 2020
(in thousands)	Laureate	Smith	Saunders	Total
Assets
Cash and cash equivalents	$120	$5	$18	$143
Premiums, commissions and fees receivable, net	3	52	75	130
Total current assets	123	57	93	273
Property and equipment, net	21	—	—	21
Other assets	5	—	—	5
Total assets	$149	$57	$93	$299
Liabilities
Premiums payable to insurance companies	$4	$—	$1	$5
Producer commissions payable	—	4	13	17
Accrued expenses and other current liabilities	10	—	—	10
Total liabilities	$14	$4	$14	$32

	At December 31, 2019
(in thousands)	Laureate	Smith	Saunders	Total
Assets
Cash and cash equivalents	$46	$1	$—	$47
Premiums, commissions and fees receivable, net	—	44	31	$75
Total current assets	46	45	31	122
Property and equipment, net	31	—	—	31
Other assets	5	—	2	7
Total assets	$82	$45	$33	$160
Liabilities
Premiums payable to insurance companies	$3	$—	$3	$6
Producer commissions payable	2	5	8	15
Accrued expenses and other current liabilities	4	25	—	29
Total liabilities	$9	$30	$11	$50
6. Revenue
The following table provides disaggregated commissions and fees revenue by major source:

	For the Years Ended December 31,
(in thousands)	2020	2019
Direct bill revenue (1)	$104,875	$70,835
Agency bill revenue (2)	91,662	43,619
Profit-sharing revenue (3)	16,397	9,598
Policy fee and installment fee revenue (4)	15,236	8,154
Consulting and service fee revenue (5)	3,509	2,709
Other income (6)	9,240	2,926
Total commissions and fees	$240,919	$137,841
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
•Contracts in the Medicare operating segment are multi-year arrangements in which BRP is entitled to renewal commissions. However, the Company has applied a constraint to renewal commission that limits revenue recognized on new policies to the policy year in effect, and revenue recognized on renewed policies to the receipt of periodic cash, when a risk of significant reversals exists based on: (i) insufficient history; and (ii) the influence of external factors outside of the Company’s control including policyholder discretion over plans and Insurance Company Partner relationship, political influence, and a contractual provision, which limits the Company’s right to receive renewal commissions to ongoing compliance and regulatory approval of the relevant Insurance Company Partner and compliance with the Centers for Medicare and Medicaid Services (CMS).
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

	December 31,
(in thousands)	2020	2019
Contract assets	$80,213	$47,337
Contract liabilities	11,606	5,349
During the year ended December 31, 2020, the Company recognized revenue of $5.4 million related to the contract liabilities balance at December 31, 2019.

8. Deferred Commission Expense
The Company pays an incremental amount of compensation in the form of producer commissions on new business. In accordance with ASC Topic 340, Other Assets and Deferred Costs, these incremental costs are deferred and amortized over five years, which represents management's best estimate of the period benefited for the new business. Deferred commission expense represents employee commissions that are capitalized and not yet expensed. The table below provides a rollforward of deferred commission expense, which is included as a component of other assets on the balance sheets:

	For the Years Ended December 31,
(in thousands)	2020	2019
Balance at beginning of year	$3,621	$2,882
Costs capitalized	2,528	1,777
Amortization	(1,398)	(1,038)
Balance at end of year	$4,751	$3,621
9. Property and Equipment, Net
Property and equipment, net consists of the following:

	December 31,
(in thousands)	2020	2019
Leasehold improvements	$5,297	$1,006
Office and computer equipment	4,263	2,496
Furniture	2,845	1,756
Building	400	400
Land	100	100
Construction in process	83	566
Website development	16	154
Vehicle	—	29
Total property and equipment	13,004	6,507
Less: accumulated depreciation	(1,985)	(3,185)
Property and equipment, net	$11,019	$3,322
Depreciation expense recorded for property and equipment was $1.1 million and $542,000 for the years ended December 31, 2020 and 2019, respectively.
10. Other Assets
Other assets consist of the following:

	December 31,
(in thousands)	2020	2019
Deferred commission expense	$4,751	$3,621
Deferred financing costs, net	3,786	1,345
Investments in business ventures	1,650	200
Deposits	897	434
Other assets	$11,084	$5,600

11. Intangible Assets, Net and Goodwill
The Company recognizes certain separately identifiable intangible assets acquired in connection with business combinations and asset acquisitions. The Company had certain transactions that were accounted for as asset acquisitions during each of the years ended December 31, 2020 and 2019 in which substantially all the fair value of the gross assets acquired of $2.4 million and $695,000, respectively, was concentrated in purchased customer accounts. Refer to Note 4 for a summary of intangible assets acquired in connection with business combinations during the year ended December 31, 2020. Intangible assets consist of the following:

	December 31, 2020			December 31, 2019
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Purchased customer accounts	$501,512	$(18,604)	$482,908	$53,987	$(9,143)	$44,844
Distributor relationships	32,380	(1,377)	31,003	13,000	(331)	12,669
Software	30,828	(10,801)	20,027	30,590	(5,070)	25,520
Trade names	14,439	(932)	13,507	2,613	(226)	2,387
Carrier relationships	7,859	(984)	6,875	7,200	(170)	7,030
Totals	$587,018	$(32,698)	$554,320	$107,390	$(14,940)	$92,450
Amortization expense recorded for intangible assets was $19.0 million and $10.0 million for the years ended December 31, 2020 and 2019, respectively.
Future annual estimated amortization expense over the next five years for intangible assets is as follows (in thousands):

For the Years Ending December 31,	Amortization
2021	$41,686
2022	42,185
2023	42,445
2024	37,751
2025	36,056
Refer to Note 4 for a summary of goodwill recorded in connection with business combinations during the year ended December 31, 2020. The changes in carrying value of goodwill by reportable segment for the period are as follows:

(in thousands)	Middle Market	Specialty	MainStreet	Medicare	Total
Balance at December 31, 2018	$25,861	$9,951	$17,421	$12,531	$65,764
Goodwill of acquired businesses	27,071	50,164	21,471	—	98,706
Balance at December 31, 2019	52,932	60,115	38,892	12,531	164,470
Goodwill of acquired businesses	473,926	5,204	—	7,902	487,032
Balance at December 31, 2020	$526,858	$65,319	$38,892	$20,433	$651,502

12. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	December 31,
(in thousands)	2020	2019
Accrued expenses	$13,032	$2,532
Accrued compensation and benefits	10,826	4,162
Contract liabilities	11,606	5,349
Deferred consideration payments	8,155	—
Accrued interest	1,049	71
IBNR reserve and claims payable	704	—
Other	2,118	220
Accrued expenses and other current liabilities	$47,490	$12,334
13. Long-Term Debt
As of May 31, 2018, the Company had a syndicated credit agreement with JPMorgan as successor agent and lead arranger (the “Old JPMorgan Credit Agreement”), which provided for a $2.2 million term loan (the “Term Loan”), of which the full principal amount was previously advanced, a $2.0 million revolving credit facility to be used for working capital purposes (the “Working Capital Line”) and a $50.0 million revolving credit facility to be used for acquisition purposes (the “Acquisitions Line” and collectively with the Working Capital Line, the “Revolving Lines of Credit”).
On March 13, 2019, the Company entered into the third amended and restated JPMorgan Credit Agreement (the “Third Amendment”), which (i) increased the borrowing capacity of the Acquisitions Line to $103.0 million; (ii) increased the outstanding balance of the Acquisitions Line by $50.8 million; (iii) paid off the outstanding balance of the Term Loan with funds from the Acquisitions Line; and (iv) extended the maturity date on the Revolving Lines of Credit to March 13, 2024. The remaining terms of the Old JPMorgan Credit Agreement remained substantially unchanged.
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
On September 21, 2019, the Company executed the first amendment to the Third Amendment (“Amendment No. 1”), which became effective concurrent with the Initial Public Offering and resulted in a borrowing capacity of $10.0 million for the Working Capital Line and $115.0 million for the Acquisitions Line. Amendment No. 1 also extended the maturity date of the Old JPMorgan Credit Agreement to October 28, 2024.
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
On November 25, 2019, the Company repaid a portion of the Revolving Lines of Credit in the amount of $65.0 million, which resulted in remaining borrowing capacity of $85.0 million under the Old JPMorgan Credit Agreement.
On December 19, 2019, the Company executed the fourth amended and restated JPMorgan Credit Agreement (the “Fourth Amendment”), which (i) replaced the existing Revolving Lines of Credit with a revolving credit commitment (the “Revolving Credit Commitment”) with an aggregate borrowing capacity of $225.0 million, of which no more than $65.0 million is available for working capital purposes and the entirety of which is available to fund acquisitions permitted under the Old JPMorgan Credit Agreement; (ii) replaced Cadence Bank, N.A. as existing agent with JPMorgan Chase Bank, N.A. as successor agent and lead arranger; and (iii) changed the maturity date of the Old JPMorgan Credit Agreement to September 23, 2024.

The Company recorded debt issuance costs related to the Fourth Amendment of $541,000 during the year ended December 31, 2019. The Fourth Amendment was accounted for as a partial extinguishment and partial modification at the individual tranche and syndicated lender level. Most of the previously unamortized deferred financing costs continued to be amortized over the term of the new agreement. The Company recorded a loss on extinguishment of debt related to the Fourth Amendment of $167,000 during the year ended December 31, 2019. At December 31, 2019, the applicable interest rate on the Revolving Credit Commitment was 3.81%.
On March 12, 2020, the Company entered into the Incremental Facility Amendment No. 1 to the Old JPMorgan Credit Agreement to increase the aggregate borrowing capacity to $300.0 million. The Company capitalized debt issuance costs related to the amendment of $230,000 during the year ended December 31, 2020.
On June 18, 2020, the Company executed the Incremental Facility Amendment No. 3 to the Old JPMorgan Credit Agreement, which (i) increased the aggregate borrowing capacity to $400.0 million and (ii) added a new lender to the syndicate. All other terms of the Old JPMorgan Credit Agreement remain unchanged. The Company capitalized debt issuance costs related to the amendment of $1.7 million during the year ended December 31, 2020.
On October 14, 2020, the Company entered into a new credit agreement with JPMorgan Chase Bank, N.A., to provide new senior secured credit facilities in an aggregate principal amount of $800.0 million (the "New JPM Credit Agreement"). The amount consists of (i) a new term loan facility in the principal amount of $400.0 million maturing in 2027 (the “Term Loan B”) and (ii) a new revolving credit facility with commitments in an aggregate principal amount of $400.0 million maturing in 2025 (the “Revolving Facility”). The Company used a portion of the proceeds from the Term Loan B to repay in full the Company’s obligations under its Old JPMorgan Credit Agreement and concurrently terminated the existing agreement. The Company capitalized debt issuance costs related to the new credit agreement of $15.1 million during the year ended December 31, 2020.
Interest rates under the Revolving Facility remain the same as the interest rates under the Old JPMorgan Credit Agreement, with borrowings accruing interest on amounts drawn at LIBOR plus 200 basis points (“bps”) to LIBOR plus 300 bps based on total net leverage ratio. The Company did not have any outstanding borrowings on the Revolving Facility at December 31, 2020, but was subject to a commitment rate of 0.25%. The Term Loan B bears interest at LIBOR plus 400 bps with a floor of 4.75%. The applicable interest rate on the Term Loan B at December 31, 2020 was 4.75%.
The New JPM Credit Agreement requires the Company to meet certain financial covenants and comply with customary affirmative and negative covenants as listed in the underlying agreement. The Company was in compliance with these covenants at December 31, 2020.
Future annual maturities of the Term Loan B are as follows as of December 31, 2020 (in thousands):

Amount
Payments for the year ending December 31,
2021	$4,000
2022	4,000
2023	4,000
2024	4,000
2025	4,000
Thereafter	379,000
Total payments	399,000
Less: unamortized debt discount and issuance costs	(13,618)
Total principal payments	$385,382
14. Stockholders’ Equity and Noncontrolling Interest
Capital Stock
BRP Group’s certificate of incorporation authorized capital stock consisting of 300,000,000 shares of Class A common stock with a par value $0.01 per share, 100,000,000 shares of Class B common stock with a par value of $0.0001 per share, and 50,000,000 shares of preferred stock with a par value of $0.01 per share.

The following table shows a rollforward of our common stock outstanding since the Initial Public Offering:

	Class A Common Stock	Class B Common Stock
Shares issued at October 28, 2019	—	—
Shares issued to the public in the Initial Public Offering	18,859,300	—
Shares issued for the Voting Common Units of two minority founders	—	5,701,107
Shares issued in exchange for Villages Units	—	3,077,559
Shares issued in exchange for Rollover Members’ Units	—	9,615,911
Shares issued for Majority Founder’s Units	—	18,933,907
Shares issued for Non-Voting Common Units	—	232,596
Shares issued for Management Incentive Units	—	5,627,155
Restricted stock grants in connection with Initial Public Offering	500,930	—
Restricted stock grants subsequent to the Initial Public Offering	2,754	—
Shares issued to executive officer	—	69,503
Shares issued at December 31, 2019	19,362,984	43,257,738
Shares issued to the public in follow-on offerings	23,287,500	—
Shares redeemed in connection with follow-on offerings	—	(4,091,667)
Shares issued in connection with Partnerships	1,415,837	11,004,696
Class B shares redeemed for Class A shares	253,599	(253,599)
Restricted stock grants under Omnibus Plan, net of forfeitures and shares withheld for taxes	633,246	—
Shares repurchased	—	(88,785)
Shares issued at December 31, 2020	44,953,166	49,828,383
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

Class B common stockholders do not have any right to receive dividends or to receive a distribution upon a liquidation or winding up of BRP Group. Pursuant to the Stockholders Agreement, the approval of the Pre-IPO LLC Members, is required for substantially all transactions and other matters requiring approval by our stockholders, in addition to other matters such as changing the number of directors on the board, changing the jurisdiction of incorporation, changing the location of the Company’s headquarters, changing the name of the Company, amendments to governing documents, adopting a shareholder rights plan and any changes to the Company’s fiscal year or public accountants. Approval by the Pre-IPO LLC Members is required for any changes to the strategic direction or scope of BRP Group’s and BRP’s business and the hiring and termination of our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Chief Partnership Officer or other change to senior management or key employees (including terms of compensation).
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
The following table summarizes the ownership interest in BRP:

	December 31, 2020		December 31, 2019
	Units	Percentage	Units	Percentage
Interest in BRP held by BRP Group	44,953,166	47%	19,362,984	31%
Noncontrolling interest in BRP held by BRP’s LLC Members	49,828,383	53%	43,257,738	69%
Total	94,781,549	100%	62,620,722	100%
15. Related Party Transactions
Several of the Reorganization Transactions discussed previously in these notes to consolidated financial statements are related party transactions entered into between the Company and its equity holders and employees. Refer to Note 3 for additional information regarding the Reorganization Transactions. In addition, the Company has an advisor incentive liability with one of its Risk Advisors. Refer to Note 2 for additional information regarding this related party transaction.
Due from Related Parties
Due from related parties totaling $19,000 and $43,000 at December 31, 2020 and 2019, respectively, consists of amounts due from related party entities in connection with newly formed partnerships.
Related Party Debt
During April 2016, the Company entered into the Villages Credit Agreement, which provided for a $100.0 million non-revolving line of credit (“Related Party Debt”) with Holding Company of the Villages, Inc. (“Villages”). The Related Party Debt required quarterly interest payments at a fixed rate per annum of 6.5% beginning July 1, 2016 and continuing on the first day of each calendar quarter thereafter until maturity on April 13, 2023. The agreement required that the Company issue Voting Common Units to Villages upon closing and concurrently with each additional advance made after the closing date. Advances on the Related Party Debt were to be made solely to finance permitted acquisitions or for general working capital purposes.

During March 2019, the Company amended and restated the Villages Credit Agreement, which (i) increased the principal borrowing amount of the Related Party Debt to $125.0 million, (ii) increased the interest rate to a fixed rate of 8.75% per annum, and (iii) changed the maturity date to September 13, 2024. As consideration for the increase in the interest rate, the Company was no longer required to issue additional Voting Common Units to Villages upon the closing of each additional advance.
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
During the year ended December 31, 2019, the Company recorded interest expense to Villages of $4.9 million related to quarterly interest payments.
Commission Revenue
The Company serves as a broker for Villages. Commission revenue recorded as a result of these transactions was $1.1 million and $1.3 million for the years ended December 31, 2020 and 2019, respectively.
The Company serves as a broker for certain entities in which a member of our board of directors has a material interest. Commission revenue recorded as a result of these transactions was $479,000 and $238,000 for the years ended December 31, 2020 and 2019, respectively.
Commissions Expense
The Company incurred commissions expense of over $600,000 related to two family members of our Chairman, Lowry Baldwin, who are Risk Advisors operating as independent contractors.
Rent Expense
The Company has various agreements to lease office space from wholly-owned subsidiaries of Villages. Rent expense ranges from approximately $3,000 to 28,000 per month, per lease. Lease agreements expire on various dates through November 30, 2025. Total rent expense incurred with respect to Villages and its wholly-owned subsidiaries was $540,000 and $499,000 for the years ended December 31, 2020 and 2019, respectively.
The Company has various agreements to lease office space from other related parties. Rent expense ranges from approximately $1,000 to $51,000 per month, per lease. Lease agreements expire on various dates through December 31, 2029. Total rent expense incurred with respect to related parties other than Villages was $1.5 million and $761,000 for the years ended December 31, 2020 and 2019, respectively.
16. Share-Based Compensation
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

The following table summarizes the activity for awards granted by the Company under the MIU Plan:

	Shares	Weighted-Average Grant-Date Fair Value Per Share	Weighted-Average Contractual Term (in years)
Outstanding at January 1, 2019	720,180	$3.15	1.90
Granted	475,900	7.34
Forfeited	(40,000)	2.97
Exchanged for options	(10,000)	2.97
Exchanged for Class B common stock	(1,146,080)	4.90
Outstanding at December 31, 2019	—	—	—
The Company recorded compensation expense related to MIUs of $1.2 million and $1.9 million for the years ended December 31, 2020 and 2019, respectively, which is included in commissions, employee compensation and benefits in the consolidated statements of comprehensive loss. The compensation expense recorded for the year ended December 31, 2019 includes $1.1 million associated with certain awards for which the vesting was accelerated in connection with the successful Initial Public Offering,
In conjunction with the Reorganization Transactions, MIUs were converted to 5,627,155 restricted shares of Class B common stock and LLC Units, which contain identical vesting conditions to the original MIU issuances.
There were 2,504,341 Class B shares related to the MIU Plan that were fully vested upon issuance, another 1,165,586 shares that vested by December 31, 2019 and 609,500 that vested during the year ended December 31, 2020. The following table summarizes the number of non-vested shares of Class B common stock related to the MIU Plan that are expected to vest in each of the following years:

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

For the Year Ended December 31, 2019
Expected volatility	26.1%
Expected dividend yield	0.2%
Expected life (in years)	7.0
Risk-free interest rate	3.1%
For certain MIUs granted in May and September 2019, the individuals are not entitled to dividends and therefore, an estimated dividend yield rate of 1.2% and 1.4%, respectively, was applied as management’s best estimate of future dividends based on projections and industry data.

Omnibus Incentive Plan
On October 24, 2019, the Company adopted the BRP Group, Inc. Omnibus Incentive Plan (the “Omnibus Plan”) to motivate and reward employees (“Colleagues”) and other individuals to perform at the highest level and contribute significantly to the Company’s success, thereby furthering the best interests of BRP Group’s shareholders. The Omnibus Plan permits the grant of stock options (both nonqualified and incentive stock options), stock appreciation rights (the “SARs”), restricted stock awards, restricted stock unit awards, or RSUs, performance awards, other cash-based awards and other share-based awards to the Company’s officers, employees, non-employee directors and consultants and advisors. Such awards may be for partial-year, annual or multi-year periods.
The Omnibus Plan provides for the Company to make awards of 1,948,414 shares of Class A common stock at December 31, 2020. The number of shares of Class A common stock reserved for issuance will increase automatically on the first day of each fiscal year by the lesser of (i) 2% of outstanding shares of Class A common stock and Class B common stock on the last day of the immediately preceding fiscal year and (ii) such number of shares as determined by BRP Group’s board of directors. In accordance therewith, the number of authorized shares of Class A common stock reserved for issuance under the plan increased by 1,895,630 shares at January 1, 2021.
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
At December 31, 2020, there were 811,484 shares underlying the Omnibus Plan that were authorized, but not yet granted. The Company issues new shares of Class A common stock upon the exercise of stock options, the vesting of RSUs and performance shares and the grant of restricted stock awards. During the year ended December 31, 2020, the Company granted restricted stock under the Omnibus Plan to its non-employee directors, executives and Colleagues, including those executives and Colleagues who onboarded in connection with our Partnerships. Shares of restricted stock issued to directors and executives during the year ended December 31, 2020 generally vested immediately upon issuance while shares issued to Colleagues and Risk Advisors generally either cliff vest after 2 to 5 years or vest ratably over 3 to 5 years.
The following table summarizes the activity for non-vested awards granted by the Company under the Omnibus Plan:

	Shares	Weighted-Average Grant-Date Fair Value Per Share	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic value (in thousands)
Outstanding at January 1, 2019	—
Granted	503,684	$14.00	2.52
Vested and settled	(173,440)	13.99		$—
Outstanding at December 31, 2019	330,244	14.00	3.66	677
Granted	709,426	15.79	2.24
Vested and settled	(175,372)	12.09		154
Forfeited	(38,271)	14.40
Outstanding at December 31, 2020	826,027	15.92	2.45	11,603
Non-vested shares expected to vest as of December 31, 2020	691,170	15.94	2.40	9,700
The total fair value of shares that vested and settled during the years ended December 31, 2020 and 2019 was $2.1 million and $2.4 million, respectively.
The Company recognizes share-based compensation expense for the Omnibus Plan net of actual forfeitures. The Company recorded share-based compensation expense of $6.2 million and $204,000 in connection with the Omnibus Plan for the years ended December 31, 2020 and 2019, respectively, which is included in commissions, employee compensation and benefits expense on the consolidated statements of comprehensive loss. The Company had $10.6 million of total unrecognized compensation cost related to unvested shares of restricted stock at December 31, 2020, which is expected to be recognized over a weighted-average period of 3.1 years.

Partnership Inducement Award Plan
On November 27, 2020, the Company adopted the BRP Group, Inc. Partnership Inducement Award Plan (the “Inducement Plan”) to motivate and reward new Colleagues who join the Company, primarily through partnerships, to perform at the highest level and contribute significantly to the Company's success, thereby furthering the best interests of the Company and its shareholders. The Inducement Plan permits the grant of stock options (both nonqualified and incentive stock options), SARs, restricted stock awards, RSUs, performance awards, other cash-based awards and other share-based awards. Such awards have a minimum vesting period of one year.
The Inducement Plan is administered by the Compensation Committee, the majority of the members of which are independent members of the board of directors. Each contractual term of an option granted is fixed by the Compensation Committee, and except for limited circumstances, the term cannot exceed ten years from the grant date. Restricted stock awards, RSUs and performance-share awards have a vesting period as defined by the applicable award agreement.
1,500,000 shares of Class A common stock were available for issuance under the Inducement Plan at December 31, 2020. No awards were granted under the Inducement Plan during the year ended December 31, 2020.
17. Retirement Plan
The Company sponsors a 401(k) retirement plan for Colleagues who meet specific age and service requirements. This plan allows for participants to make salary deferral contributions. Employer matching and profit-sharing contributions to this plan are discretionary. Company contributions were $1.3 million and $700,000 for the years ended December 31, 2020 and 2019, respectively.
18. Income Taxes
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
As the Initial Public Offering occurred during the year ended December 31, 2019, and BRP Group had no business transactions or activities prior to the Initial Public Offering, no amounts related to the provision for income taxes were incurred for the period from January 1, 2019 to October 27, 2019.
Components of income tax expense (benefit) include the following:

	For the Years Ended December 31,
(in thousands)	2020	2019
Current
Federal	$—	$13
State and local	—	4
Total tax expense (benefit)	$—	$17

Deferred
Federal	$(4)	$—
State and local	(1)	—
Total deferred income tax benefit	(5)	—
Total tax expense (benefit)	$(5)	$17

Income tax expense (benefit) at the Company’s effective tax rate differed from the statutory tax rate as follows:

	For the Years Ended December 31,
(in thousands)	2020	2019
Loss before income taxes	$(29,890)	$(22,437)

Noncontrolling interest	4,415	3,138
Tax provision at statutory rate (21%)	(6,280)	(4,712)
Effect of:
Valuation allowance	3,383	2,228
State and local income tax	(1,215)	(1,064)
State rate change	(206)	—
Share-based compensation	(175)	—
True-up and adjustments	(157)	—
Meals and entertainment	110	79
Disability and life insurance	30	20
MIU issuance	22	$328
Other	68	$—
Total income tax expense (benefit)	$(5)	$17
The following table summarizes the components of deferred tax assets and liabilities:

	December 31,
(in thousands)	2020	2019
Deferred tax assets
Investment in Partnerships	$50,364	$34,729
Net operating loss	2,216	236
Capitalized transaction costs	2,477	—
163(j) limitation carryforward	—	538
Total deferred tax assets	55,057	35,503
Valuation allowance	(55,057)	(35,503)
Net deferred tax assets	$—	$—
Deferred tax balances reflect the impact of temporary differences between the carrying amount of assets and liabilities and their tax basis and are stated at the tax rates in effect when the temporary differences are expected to be recovered or settled. The Company assessed the future realization of the tax benefit of its existing deferred tax assets and concluded that it is more likely than not that all of the deferred tax assets will not be realized in the future. As a result, the Company recorded a valuation allowance of $55.1 million and $35.5 million against its deferred tax assets at December 31, 2020 and 2019, respectively.
As of December 31, 2020 and 2019, the Company has not recognized any uncertain tax positions, penalties, or interest as management has concluded that no such positions exist. The Company is subject to examination for tax years beginning with the year ended December 31, 2019. The Company is not currently subject to income tax audits in any U.S. or state jurisdictions for any tax year.
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
This payment obligation is an obligation of BRP Group, Inc. and not of Baldwin Risk Partners, LLC. For purposes of the Tax Receivable Agreement, the cash tax savings in income tax will be computed by comparing the actual income tax liability of BRP Group, Inc. (calculated with certain assumptions) to the amount of such taxes that BRP Group, Inc. would have been required to pay had there been no increase to the tax basis of the assets of Baldwin Risk Partners, LLC as a result of the redemptions or exchanges and had BRP Group, Inc. not entered into the Tax Receivable Agreement. Estimating the amount of payments that may be made under the Tax Receivable Agreement is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. While the actual increase in tax basis, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of redemptions or exchanges, the price of shares of our Class A common stock at the time of the redemption or exchange, the extent to which such redemptions or exchanges are taxable and the amount and timing of our income. The Company will account for the effects of these increases in tax basis and associated payments under the Tax Receivable Agreement arising from future redemptions or exchanges as follows:
•record an increase in deferred tax assets for the estimated income tax effects of the increases in tax basis based on enacted federal and state tax rates at the date of the redemption or exchange;
•to the extent it is estimated that the Company will not realize the full benefit represented by the deferred tax asset, based on an analysis that will consider, among other things, our expectation of future earnings, the Company will reduce the deferred tax asset with a valuation allowance; and
•record 85% of the estimated realizable tax benefit (which is the recorded deferred tax asset less any recorded valuation allowance) as an increase to the liability due under the Tax Receivable Agreement and the remaining 15% of the estimated realizable tax benefit as an increase to additional paid-in capital.
All of the effects of changes in any of our estimates after the date of the redemption or exchange will be included in net income. Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income.
19. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) attributable to BRP Group, Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings (loss) per share is computed giving effect to all potentially dilutive shares of Class B common stock.
During the period presented, potentially dilutive securities include restricted stock awards and shares of Class B common stock that are convertible on a one-for-one basis into shares of our Class A common stock. The 826,027 and 330,244 shares of unvested restricted Class A common stock were excluded from the diluted calculation for the year ended December 31, 2020 and the period from October 28, 2019 through December 31, 2019, respectively, as their inclusion would have been anti-dilutive because the Company was in a net loss position. In addition, the 49,828,383 and 43,257,738 shares of Class B common stock have been excluded in computing diluted net earnings per share for the year ended December 31, 2020 and the period from October 28, 2019 through December 31, 2019, respectively, because including them on an “if-converted” basis would have an anti-dilutive effect. The shares of Class B common stock do not share in the earnings or losses attributable to BRP Group, and therefore, are not participating securities. Accordingly, a separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been included.

The following is a calculation of the basic and diluted weighted-average number of shares of Class A common stock outstanding and net loss per share for the year ended December 31, 2020 and for the period from October 28, 2019 through December 31, 2019. The weighted average number of shares of Class A common stock outstanding for the period from October 28, 2019 to December 31, 2019 is based on the actual days in which the shares were outstanding for the period.

(in thousands, except per share data)	For the Year Ended December 31, 2020	October 28, 2019 through December 31, 2019
Basic and diluted net loss per share:
Net loss attributable to BRP Group, Inc.	$(15,696)	$(8,650)
Shares used for basic net loss per share:
Basic and diluted weighted-average shares of Class A common stock outstanding	27,176	17,917
Basic and diluted net loss per share	$(0.58)	$(0.48)
20. Fair Value Measurements
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Methodologies used for assets and liabilities measured at fair value on a recurring basis at December 31, 2020 and 2019 are based on limited unobservable inputs. These methods may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.
The following table summarizes Company’s liabilities measured at fair value on a recurring basis within each level of the fair value hierarchy:

	December 31,
(in thousands)	2020	2019
Level 3
Contingently returnable consideration	$—	$70
Level 3 Assets	$—	$70

Contingent earnout liabilities	$164,819	$48,769
Level 3 Liabilities	$164,819	$48,769

The Company’s contingently returnable consideration at December 31, 2020 and 2019 represents a contingent right of return from a Partner to reimburse the Company for a portion of the purchase price as part of the Partnership transaction. The fair value of the contingently returnable consideration is based on sales projections for the acquired entity, which are reassessed each reporting period. Based on the Company’s ongoing assessment of the fair value of contingently returnable consideration, the Company recorded a net decrease in the estimated fair value of such asset of $70,000 and $251,000 for the years ended December 31, 2020 and 2019, respectively. The contingently returnable consideration measurement period ended on December 31, 2020.
The fair value of the contingent earnout liabilities is based on sales projections for the acquired entities, which are reassessed each reporting period. Based on the Company’s ongoing assessment of the fair value of contingent earnout liability, the Company recorded a net increase in the estimated fair value of such liabilities of $20.4 million and $10.6 million for the years ended December 31, 2020 and 2019, respectively. The Company has assessed the maximum estimated exposure to the contingent earnout liabilities to be $527.1 million at December 31, 2020.
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
The fair value of the contingent earnout liabilities is based on the present value of the expected future payments to be made to Partners in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, the Company estimates the Partner’s future performance using financial projections developed by management for the Partner and market participant assumptions that were derived for revenue growth or profitability based on earnings before income taxes, depreciation and amortization (“EBITDA”). Revenue and EBITDA growth rates generally ranged from 7% to 20% at December 31, 2020 and from 10% to 20% at December 31, 2019. The Company estimates future payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. These payments are discounted to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of the Partner to achieve the targets. These discount rates generally ranged from 5.00% to 18.00% at December 31, 2020 and from 7.25% to 18.25% at December 31, 2019. Changes in financial projections, market participant assumptions for revenue growth and profitability, or the risk-adjusted discount rate, would result in a change in the fair value of contingent consideration.
The following table sets forth a summary of the changes in the fair value of the Company’s contingently returnable consideration and contingent earnout liabilities, which are measured at fair value on a recurring basis utilizing Level 3 assumptions in their valuation:

	For the Years Ended December 31,
	2020		2019
(in thousands)	Contingently Returnable Consideration	Contingent Earnout Liabilities	Contingently Returnable Consideration	Contingent Earnout Liabilities
Balance at beginning of year	70	$48,769	$—	$9,249
Payment of contingent consideration	—	(2,919)	—	(175)
Fair value of contingent consideration issued	—	98,523	321	29,117
Change in fair value of contingent consideration	(70)	20,446	(251)	10,578
Balance at end of year	$—	$164,819	$70	$48,769
Significantly all of the change in fair value of contingent consideration during the years ended December 31, 2020 and 2019, respectively, related to assets and liabilities that were held at the end of the respective periods.

Fair Value of Other Financial Instruments
The fair value of long-term debt and the revolving lines of credit is classified as Level 2 within the fair value hierarchy. Fair value is based on an estimate using a discounted cash flow analysis based on current borrowing rates for similar types of borrowing arrangements. The fair value of long-term debt was approximately $402.0 million at December 31, 2020 compared to a carrying value of $399.0 million. The carrying amount of the Revolving Credit Commitment of $40.4 million approximated fair value at December 31, 2019 as a result of the Old JPMorgan Credit Agreement having been amended and restated at market terms on December 19, 2019.
21. Commitments and Contingencies
Legal
The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
Operating Leases
The Company leases its facilities and certain equipment under non-cancelable operating leases expiring though May 2030. Approximate future minimum payments under the operating lease agreements are as follows (in thousands):

Year Ending December 31,	Amount
2021	$11,128
2022	9,477
2023	8,121
2024	7,489
2025	6,535
Thereafter	19,010
$61,760
Total rent expense under operating leases was $7.6 million and $4.2 million for the years ended December 31, 2020 and 2019, respectively.
22. Segment Information
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

	For the Year Ended December 31, 2020
(in thousands)	Middle Market	Specialty	MainStreet	Medicare	Corporate and Other	Total
Revenues:
Commissions and fees (1)	$103,393	$88,876	$30,361	$19,320	$(1,031)	$240,919

Operating expenses:
Commissions, employee compensation and benefits (1)	66,303	67,189	17,852	10,889	11,881	174,114
Other operating expenses	16,319	5,746	4,440	3,504	18,051	48,060
Change in fair value of contingent consideration	143	16,707	3,187	479	—	20,516
Amortization	7,037	9,131	1,730	1,132	8	19,038
Depreciation	586	167	251	53	72	1,129
Total operating expenses	90,388	98,940	27,460	16,057	30,012	262,857

Operating income (loss)	13,005	(10,064)	2,901	3,263	(31,043)	(21,938)

Other income (expense):
Interest income (expense), net	46	—	4	—	(7,907)	(7,857)
Other income, net	(66)	(28)	—	—	(1)	(95)
Total other income (expense)	(20)	(28)	4	—	(7,908)	(7,952)

Income (loss) before income taxes	12,985	(10,092)	2,905	3,263	(38,951)	(29,890)
Income tax expense (benefit)	—	—	—	—	(5)	(5)
Net income (loss)	$12,985	$(10,092)	$2,905	$3,263	$(38,946)	$(29,885)

Capital expenditures	$629	$77	$109	$160	$4,494	$5,469
	At December 31, 2020
Total assets	$1,194,185	$188,360	$58,957	$43,675	$44,737	$1,529,914
__________
(1)    The Middle Market Operating Group recorded intercompany commissions and fees revenue from activity with the Specialty Operating Group of $507,000 for the year ended December 31, 2020. The MainStreet Operating Group recorded intercompany commissions and fees revenue from activity with the Middle Market Operating Group of $200,000 for the year ended December 31, 2020. The Medicare Operating group recorded intercompany commissions and fees revenue from activity within the Medicare Operating Group of $324,000 for the year ended December 31, 2020. Intercompany commissions and fees and intercompany commissions, employee compensation and benefits expense are eliminated through Corporate and Other.

	For the Year Ended December 31, 2019
(in thousands)	Middle Market	Specialty	MainStreet	Medicare	Corporate and Other	Total
Revenues:
Commissions and fees	$56,394	$44,913	$25,533	$11,001	$—	$137,841

Operating expenses:
Commissions, employee compensation and benefits	37,560	32,505	14,727	5,576	6,587	96,955
Other operating expenses	8,396	3,318	3,888	2,079	6,895	24,576
Change in fair value of contingent consideration	(1,378)	13,513	(971)	(335)	—	10,829
Amortization	1,861	6,466	1,280	381	19	10,007
Depreciation	344	11	81	17	89	542
Total operating expenses	46,783	55,813	19,005	7,718	13,590	142,909

Operating income (loss)	9,611	(10,900)	6,528	3,283	(13,590)	(5,068)
Other income (expense):
Interest income (expense), net	37	(32)	(8)	—	(10,637)	(10,640)
Loss on extinguishment of debt	—	—	—	—	(6,732)	(6,732)
Other income, net	3	—	—	—	—	3
Total other income (expense)	40	(32)	(8)	—	(17,369)	(17,369)

Income (loss) before taxes	9,651	(10,932)	6,520	3,283	(30,959)	(22,437)
Income tax expense	—	—	—	—	17	17
Net income (loss)	$9,651	$(10,932)	$6,520	$3,283	$(30,976)	$(22,454)

Capital expenditures	$256	$23	$417	$10	$1,012	$1,718
	At December 31, 2019
Total assets	$105,353	$154,983	$60,253	$17,533	$60,646	398,768
23. Quarterly Results of Operations (Unaudited)
The following tables summarize the Company’s unaudited consolidated results of operations on a quarterly basis for years ended December 31, 2020 and 2019.

	For the 2020 Quarters Ended
(in thousands)	March 31	June 30	September 30	December 31
Commissions and fees	$54,159	$51,268	$65,843	$69,649
Total operating expenses	48,855	58,080	72,513	83,409
Operating income (loss)	5,304	(6,812)	(6,670)	(13,760)
Total other expenses	(585)	(1,047)	(945)	(5,375)
Income (loss) before income taxes	4,719	(7,859)	(7,615)	(19,135)
Income tax expense (benefit)	12	—	—	(17)
Net income (loss)	4,707	(7,859)	(7,615)	(19,118)
Net income (loss) attributable to noncontrolling interests	3,239	(4,271)	(4,347)	(8,810)
Net income (loss) attributable to BRP Group, Inc.	$1,468	$(3,588)	$(3,268)	$(10,308)
Basic earnings (loss) per share	$0.08	$(0.18)	$(0.10)	$(0.29)
Diluted earnings (loss) per share	$0.07	$(0.18)	$(0.10)	$(0.29)

	For the 2019 Quarters Ended
(in thousands)	March 31	June 30	September 30	December 31
Commissions and fees	$29,837	$33,060	$38,383	$36,561
Total operating expenses	18,505	32,396	36,909	55,099
Operating income	11,332	664	1,474	(18,538)
Total other expenses	(1,590)	(3,623)	(3,780)	(8,376)
Income (loss) before income taxes	9,742	(2,959)	(2,306)	(26,914)
Income tax expense	—	—	—	17
Net income (loss)	9,742	(2,959)	(2,306)	(26,931)
Net income (loss) attributable to noncontrolling interests	9,742	(2,959)	(2,306)	(18,281)
Net income (loss) attributable to BRP Group, Inc.	$—	$—	$—	$(8,650)
24. Subsequent Events
On January 1, 2021, the Company issued 571,260 restricted shares of its Class A common stock under the Inducement Plan to certain Colleagues that the board of directors previously approved in connection with the Partnerships with AHT, Burnham and TBM. The restricted shares either cliff vest after 4 years or vest ratably over 3 to 4 years. The upfront cash payments for the AHT and Burnham Partnerships and the upfront equity consideration of the TBM Partnership were reduced by the estimated value of the applicable grants.
On March 4, 2021, the Company entered into an interest rate cap transaction for a notional amount of $300.0 million at a 1-month LIBOR interest rate of 2.50% for $2.6 million. The interest rate cap was effective March 8, 2021 and expires March 8, 2026.
On March 8, 2021, the Company entered into two additional interest rate cap transactions. The first was for a notional amount of $300.0 million at a 1-month LIBOR interest rate of 1.50% for $817,000, effective March 10, 2021 and with an expiration of March 10, 2024. The second was for a notional amount of $300.0 million at a 1-month LIBOR interest rate of 0.75% for $75,000, effective March 10, 2021 and with an expiration of March 10, 2022.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2020.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.
Internal control over financial reporting has inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.
Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on this assessment, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020, due to the fact that the material weaknesses previously identified in our Form 10-K filed on March 24, 2020 continue to exist as of December 31, 2020, as discussed below.
A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
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
Each of these material weaknesses could result in a misstatement of any account balance or disclosure that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Ongoing Remediation Efforts and Status of Material Weaknesses
We have taken certain remediation steps to address the material weaknesses that remain as of December 31, 2020, and to improve our internal control over financial reporting. Management of the Company and the Board take the control and integrity of the Company’s financial statements seriously and believe that the remediation steps described below are essential to maintaining a strong internal controls environment.
We have identified and implemented, and continue to identify and implement, actions to improve the effectiveness of our internal control over financial reporting, including plans to enhance our resources and training, and to review such actions and progress with the Audit Committee.
In addition, we have taken, and continue to take, the actions described below to remediate the identified material weaknesses. As we continue to evaluate and work to improve our internal controls over financial reporting, our senior management may determine to take additional measures to address control deficiencies or determine to modify the remediation efforts described in this section.
Management, with the oversight of the Audit Committee of the Board of Directors, has made meaningful progress to enhance our internal control over financial reporting and to address these material weaknesses as further described below.
Lack of Sufficient Accounting Personnel
To address the material weakness associated with the lack of sufficient personnel with an appropriate level of knowledge, training and experience commensurate with our financial reporting requirements to appropriately analyze, record and disclose accounting matters timely and accurately, we have (i) hired personnel with the appropriate knowledge, experience, certification, training and education for all of the key positions in the financial reporting and accounting function, including a Chief Accounting Officer, Director of Technical Accounting and Director of Financial Reporting, (ii) improved accountability in the accounting organization with expanded policies and procedures, (iii) improved communication through weekly meetings conducted by the Chief Accounting Officer with his direct reports and monthly town hall meetings held by the accounting and finance functions, and (iv) conducted routine staff training. We continue to evaluate personnel and staffing requirements, entity level controls to support the overall control environment, and the design of segregation of duties.
Financial Accounting, Reporting and Disclosures
To address the material weakness associated with insufficient policies and procedures necessary to achieve complete and accurate financial accounting, reporting and disclosures, we have: (i) established policies and procedures to govern the completion and review of account reconciliations, including independent review, (ii) established policies and procedures to govern the posting and review of journal entries, (iii) delivered supplemental training to accounting staff with the objective of developing a thorough understanding of our account reconciliation and journal entries policies and review protocols, (iv) designed and implemented new controls and enhancements to existing controls over the preparation, analysis and review of manual journal entries, significant account reconciliations and closing adjustments, and (v) established policies and procedures regarding the preparation and review of financial statements and disclosures, including review by the Chief Accounting Officer and the Audit Committee. The Company plans to implement a new general ledger system in 2021 which will enable the automation of segregation of duties on journal entries. In addition, management continues to design and implement controls to test the completeness and accuracy of data and key reports, and to increase the level of precision necessary to perform effective variance analyses. We will continue ongoing remediation efforts to implement changes to the design of our internal control over financial accounting, reporting and disclosures.
Accounting for Complex Transactions
To address the material weakness associated with insufficient policies and procedures to review, analyze, account for and disclose complex transactions, we have taken steps to improve our design and maintenance of effective controls for complex transactions, including (i) where necessary, we have identified, implemented and documented controls over accounting for complex transactions, (ii) established policies and procedures for the approval and implementation of new or modified accounting standards, (iii) hired accounting personnel with an appropriate level of knowledge and technical experience to implement the underlying accounting standards, and (iv) established policies and procedures for the review, approval and application of appropriate GAAP for transactions. Management continues to evaluate the design of effective controls around the completeness and accuracy of system-generated reports and the reasonableness and sensitivity associated with key assumptions and inputs made by third-party valuation experts. We will continue ongoing remediation efforts related to enhancing our internal controls to include specific activities to assess the accounting for significant complex transactions.

Information Technology General Controls
To address the material weakness associated with failure to design and maintain controls over the operating effectiveness of information technology (“IT”) general controls, we have (i) hired IT personnel with an appropriate level of knowledge and technical experience to design and maintain IT general controls, (ii) established policies and procedures for the design and operation of IT general controls, (iii) implemented an IT general controls framework, and (iv) where necessary, we have identified, implemented, and documented IT general controls. We continue to evaluate the appropriate controls to design and maintain effective IT general controls supporting financial systems relevant to our financial reporting processes. We continue to evaluate staffing requirements and technology improvement opportunities to further address and achieve remediation.
Changes in Internal Control over Financial Reporting
Our remediation efforts were ongoing during the quarter ended December 31, 2020. Except with respect to our ongoing remediation efforts described above, there were no changes in our internal control over financial reporting that occurred during the quarter-ended December 31, 2020 that materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
On March 9, 2021, Kris Wiebeck, our Chief Financial Officer, was appointed Chief Strategy Officer, effective April 1, 2021. As a result, Brad Hale, our Chief Accounting Officer, was appointed Chief Financial Officer, effective April 1, 2021 and Corbyn Galloway, our Director of Accounting, was appointed Chief Accounting Officer, effective April 1, 2021.
No changes are being made to Messrs. Wiebeck’s or Hale’s compensation or benefits arrangements in connection with these leadership changes. Mr. Hale will receive a sign-on grant of 25,000 shares of restricted Class A common stock, which will cliff-vest on the five-year anniversary of his appointment, subject to his continued employment through the vesting date. In connection with Ms. Galloway’s appointment as Chief Accounting Officer, she has entered into an employment agreement providing for a base salary of $220,000 per year, an annual target bonus opportunity equal to no less than 50% of her base salary, and a sign-on grant of 10,000 shares of restricted Class A common stock, which will vest ratably over four years, subject to her continued employment.

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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Annual Report on Form 10-K.
(1)    Consolidated financial statements: See “Item 8. Financial statements and supplementary data” herein.
(2)    Consolidated financial statement schedules. All schedules are omitted for the reason that the information is included in the consolidated financial statements or the notes thereto or that they are not required or are not applicable.
(3)    Exhibits: The exhibits listed in the accompanying index are filed or incorporated by reference as part of this Annual Report on Form 10-K.

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

3.3
Amended and Restated By-Laws of BRP Group, Inc. (incorporated herein by reference to Exhibit 3.2 of the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2019).

4.1*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, As Amended
10.1
Employment Agreement, dated as of October 28, 2019, between Baldwin Risk Partners, LLC and Trevor L. Baldwin (incorporated herein by reference to Exhibit 10.1 of the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2020). †

10.2
Employment Agreement, dated as of September 9, 2019, between Baldwin Risk Partners, LLC and Christopher Stephens (incorporated herein by reference to Exhibit 10.10 of the registrant’s Form S-1 filed with the Securities and Exchange Commission on June 22, 2020). †

10.3
Amended and Restated Employment Agreement, dated as of October 28, 2019, between Baldwin Risk Partners, LLC and Daniel Galbraith (incorporated herein by reference to Exhibit 10.9 of the registrant’s Form S-1 filed with the Securities and Exchange Commission on June 22, 2020). †

10.4
BRP Group, Inc. Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.6 of the registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 23, 2019). †

10.5
Form of BRP Group, Inc. Omnibus Incentive Plan Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.7 of the registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 23, 2019). †

10.6
BRP Group, Inc. Partnership Inducement Award Plan (incorporated herein by reference to Exhibit 99.1 of the registrant’s Registration Statement on Form S-8 (Registration No. 333-251195) filed with the Securities and Exchange Commission on December 8, 2020). †

10.7
Third Amended and Restated Limited Liability Company Agreement of Baldwin Risk Partners, LLC, dated as of October 7, 2019, by and among Baldwin Risk Partners, LLC and its members (incorporated herein by reference to Exhibit 10.5 of the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2020).

10.8
Reorganization Agreement, dated as of October 7, 2019, by and among BRP Group, Inc., Baldwin Risk Partners, LLC and the other persons and entities party thereto (incorporated herein by reference to Exhibit 10.6 of the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2020).

10.9
Form of Baldwin Risk Partners, LLC Restricted Unit Agreement (incorporated herein by reference to Exhibit 10.11 of the registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 23, 2019).

10.10
Form of Director and Executive Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.12 of the registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 23, 2019).

10.11
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

10.13
Tax Receivable Agreement, dated October 28, 2019, by and among BRP Group, Inc., Baldwin Risk Partners, LLC and each of the other persons and entities party thereto (incorporated herein by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2019).

10.14
Amended and Restated Credit Agreement, dated as of March 13, 2019, between Baldwin Risk Partners, LLC and the Holding Company of the Villages, Inc. (incorporated herein by reference to Exhibit 10.13 of the registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 23, 2019).

10.15
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

10.16
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

10.17
Incremental Facility Amendment No. 3 to Credit Agreement, dated as of June 18, 2020, by and among Baldwin Risk Partners, LLC, JPMorgan Chase Bank, N.A., as the Agent, the Lenders party thereto and the other parties thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2020 (File No. 001-39095)).

10.18
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

21*	List of Subsidiaries of BRP Group, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1*	Certification of the Registrant’s Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
31.2*	Certification of the Registrant’s Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32*	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.4	Cover Page Interactive Data File (formatted in inline XBRL and included in Exhibit 101)
__________
*    Filed or furnished herewith
† Management contract or compensatory plan or arrangement.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRP GROUP, INC.

Date: March 11, 2021	By:	/s/ Trevor L. Baldwin
Trevor L. Baldwin
Chief Executive Officer

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lowry Baldwin	Chairman of the Board of Directors	March 11, 2021
Lowry Baldwin

/s/ Trevor Baldwin	Chief Executive Officer and Director	March 11, 2021
Trevor Baldwin	(Principal Executive Officer)

/s/ Philip Casey	Director	March 11, 2021
Philip Casey

/s/ Robert Eddy	Director	March 11, 2021
Robert Eddy

/s/ Bradford Hale	Chief Accounting Officer	March 11, 2021
Bradford Hale	(Principal Accounting Officer)

/s/ Joseph J. Kadow	Director	March 11, 2021
Joseph J. Kadow

/s/ Barbara Matas	Director	March 11, 2021
Barbara Matas

/s/ Chris Sullivan	Director	March 11, 2021
Chris Sullivan

/s/ Kris Wiebeck	Chief Financial Officer	March 11, 2021
Kris Wiebeck	(Principal Financial Officer)