Form 10-Q
period 2021-03-31
BRP Group, Inc.
filed 2021-05-10
CIK 1781755

_____________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021
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
______________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
As of May 6, 2021, there were 46,592,268 shares of Class A common stock outstanding and 49,579,871 shares of Class B common stock outstanding.

BRP GROUP, INC.

Note Regarding Forward-Looking Statements
We have made statements in this report, including matters discussed under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part II, Item 1. Legal Proceedings, Part II, Item 1A. Risk Factors and in other sections of this report, that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed under Part II, Item 1A. You should specifically consider the numerous risks outlined under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on March 11, 2021.
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
Colleagues    Our employees
Exchange Act    Securities Exchange Act of 1934, as amended
Insurance Company Partners    Insurance companies with which we have a contractual relationship
LeaseTrack    LeaseTrack Services LLC and Effective Coverage LLC, a Specialty Partner effective February 1, 2021
Medicare Help Now    Riley Financial, Inc. (operating as “Medicare Help Now”), a Medicare Partner effective March 1, 2021
MGA    Managing General Agent
JPM Credit Agreement    Credit Agreement, dated as of October 14, 2020, between Baldwin Risk Partners, LLC, as borrower, JPMorgan Chase Bank, N.A., as the Administrative Agent, the Guarantors party thereto, the Lenders party thereto and the Issuing Lenders party thereto, as amended by the Amendment No. 1 to Credit Agreement entered into on May 7, 2021
Operating Groups    Our reportable segments
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRP GROUP, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share and per share data)	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$90,544	$108,462
Restricted cash	32,003	33,560
Premiums, commissions and fees receivable, net	206,594	155,501
Prepaid expenses and other current assets	4,643	4,447
Due from related parties	—	19
Total current assets	333,784	301,989
Property and equipment, net	11,577	11,019
Other assets	14,795	11,084
Intangible assets, net	547,751	554,320
Goodwill	669,126	651,502
Total assets	$1,577,033	$1,529,914
Liabilities, Mezzanine Equity and Stockholders’ Equity
Current liabilities:
Premiums payable to insurance companies	$143,586	$135,576
Producer commissions payable	33,711	24,260
Accrued expenses and other current liabilities	41,418	47,490
Due to related parties	155	—
Current portion of long-term debt	4,000	4,000
Current portion of contingent earnout liabilities	27,467	6,094
Total current liabilities	250,337	217,420
Long-term debt, less current portion	380,826	381,382
Contingent earnout liabilities, less current portion	137,816	158,725
Other liabilities	2,408	2,419
Total liabilities	771,387	759,946
Commitments and contingencies (Note 14)
Mezzanine equity:
Redeemable noncontrolling interest	125	98
Stockholders’ equity:
Class A common stock, par value $0.01 per share, 300,000,000 shares authorized; 45,925,711 and 44,953,166 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	460	450
Class B common stock, par value $0.0001 per share, 100,000,000 shares authorized; 49,715,644 and 49,828,383 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	5	5
Additional paid-in capital	398,885	392,139
Accumulated deficit	(9,733)	(24,346)
Notes receivable from stockholders	(349)	(465)
Total stockholders’ equity attributable to BRP Group, Inc.	389,268	367,783
Noncontrolling interest	416,253	402,087
Total stockholders’ equity	805,521	769,870
Total liabilities, mezzanine equity and stockholders’ equity	$1,577,033	$1,529,914
See accompanying Notes to Condensed Consolidated Financial Statements. 5

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

(in thousands)	March 31, 2021	December 31, 2020
Assets of Consolidated Variable Interest Entities That Can Only be Used to Settle the Obligations of Consolidated Variable Interest Entities:
Cash and cash equivalents	$194	$143
Premiums, commissions and fees receivable, net	430	130
Total current assets	624	273
Property and equipment, net	20	21
Other assets	5	5
Total assets	$649	$299
Liabilities of Consolidated Variable Interest Entities for Which Creditors Do Not Have Recourse to the Company:
Premiums payable to insurance companies	$266	$5
Producer commissions payable	13	17
Accrued expenses and other current liabilities	9	10
Total liabilities	$288	$32

See accompanying Notes to Condensed Consolidated Financial Statements. 6

BRP GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended March 31,
(in thousands, except share and per share data)	2021	2020
Revenues:
Commissions and fees	$152,828	$54,159

Operating expenses:
Commissions, employee compensation and benefits	89,375	34,548
Other operating expenses	17,568	8,885
Amortization expense	10,537	3,596
Change in fair value of contingent consideration	(1,503)	1,661
Depreciation expense	594	165
Total operating expenses	116,571	48,855

Operating income	36,257	5,304

Interest expense, net	(5,643)	(585)

Income before income taxes	30,614	4,719
Income tax provision	—	12
Net income	30,614	4,707
Less: net income attributable to noncontrolling interests	16,001	3,239
Net income attributable to BRP Group, Inc.	$14,613	$1,468

Comprehensive income	$30,614	$4,707
Comprehensive income attributable to noncontrolling interests	16,001	3,239
Comprehensive income attributable to BRP Group, Inc.	14,613	1,468

Basic earnings per share	$0.33	$0.08
Diluted earnings per share	$0.32	$0.07
Weighted-average shares of Class A common stock outstanding - basic	44,255,011	19,481,721
Weighted-average shares of Class A common stock outstanding - diluted	45,783,086	19,816,363

See accompanying Notes to Condensed Consolidated Financial Statements. 7

BRP GROUP, INC.
Condensed Consolidated Statements of Stockholders’ Equity and Mezzanine Equity
(Unaudited)

For the Three Months Ended March 31, 2021
	Stockholders’ Equity									Mezzanine Equity
	Class A Common Stock		Class B Common Stock
(in thousands, except share data)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Notes Receivable from Stockholders	Non-controlling Interest	Total	Redeemable Non-controlling Interest
Balance at December 31, 2020	44,953,166	$450	49,828,383	$5	$392,139	$(24,346)	$(465)	$402,087	$769,870	$98
Net income	—	—	—	—	—	14,613	—	15,974	30,587	27
Equity issued in business combinations	154,132	2	—	—	3,632	—	—	(1,175)	2,459	—
Share-based compensation, net of forfeitures	705,674	7	—	—	2,245	—	—	237	2,489	—
Redemption of Class B common stock	112,739	1	(112,739)	—	869	—	—	(870)	—	—
Repayment of stockholder notes receivable	—	—	—	—	—	—	116	—	116	—
Balance at March 31, 2021	45,925,711	$460	49,715,644	$5	$398,885	$(9,733)	$(349)	$416,253	$805,521	$125

For the Three Months Ended March 31, 2020
	Stockholders’ Equity									Mezzanine Equity
	Class A Common Stock		Class B Common Stock
(in thousands, except share data)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Notes Receivable from Stockholders	Non-controlling Interest	Total	Redeemable Non-controlling Interest
Balance at December 31, 2019	19,362,984	$194	43,257,738	$4	$82,425	$(8,650)	$(688)	$163,966	$237,251	$23
Net income	—	—	—	—	—	1,468	—	3,223	4,691	16
Equity issued in business combinations	487,534	5	286,624	—	7,672	—	—	4,500	12,177	—
Share-based compensation, net of forfeitures	(3,164)	—	—	—	346	—	—	299	645	—
Repayment of stockholder notes receivable	—	—	—	—	—	—	41	—	41	—
Balance at March 31, 2020	19,847,354	$199	43,544,362	$4	$90,443	$(7,182)	$(647)	$171,988	$254,805	$39

See accompanying Notes to Condensed Consolidated Financial Statements. 8

BRP GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2021	2020
Cash flows from operating activities:
Net income	$30,614	$4,707
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,131	3,761
Change in fair value of contingent consideration	(1,503)	1,661
Share-based compensation expense	3,542	1,139
Amortization of deferred financing costs	693	76
Changes in operating assets and liabilities, net of effect of acquisitions:
Premiums, commissions and fees receivable, net	(50,364)	(5,221)
Prepaid expenses and other current assets	(636)	(634)
Due from related parties	174	9
Accounts payable, accrued expenses and other current liabilities	9,636	(527)
Net cash provided by operating activities	3,287	4,971
Cash flows from investing activities:
Capital expenditures	(1,000)	(583)
Cash consideration paid for business combinations, net of cash received	(17,358)	(39,305)
Net cash used in investing activities	(18,358)	(39,888)
Cash flows from financing activities:
Proceeds from revolving line of credit	—	20,000
Payments on long-term debt	(1,000)	—
Payments of debt issuance costs	(59)	(230)
Purchase of interest rate caps	(3,461)	—
Proceeds from repayment of stockholder notes receivable	116	41
Net cash provided by (used in) financing activities	(4,404)	19,811
Net decrease in cash and cash equivalents and restricted cash	(19,475)	(15,106)
Cash and cash equivalents and restricted cash at beginning of period	142,022	71,071
Cash and cash equivalents and restricted cash at end of period	$122,547	$55,965

Supplemental schedule of cash flow information:
Cash paid during the period for interest	$5,765	$573
Disclosure of non-cash investing and financing activities:
Equity issued in business combinations	$2,459	$12,177
Contingent earnout liabilities assumed in business combinations	6,711	3,237
Capital expenditures incurred but not yet paid	244	—

See accompanying Notes to Condensed Consolidated Financial Statements. 9

BRP GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Business and Basis of Presentation
BRP Group, Inc. (“BRP Group”) was incorporated in the state of Delaware on July 1, 2019. BRP Group is a diversified insurance agency and services organization that markets and sells insurance products and services to its customers throughout the U.S., although a significant portion of the Company’s business is concentrated in the southeastern U.S. BRP Group and its subsidiaries operate through four Operating Groups, including Middle Market, Specialty, MainStreet, and Medicare, which are discussed in more detail in Note 15. The term the “Company” refers to BRP Group and its consolidated subsidiaries.
Principles of Consolidation
The consolidated financial statements include the accounts of BRP Group and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
As the sole manager of Baldwin Risk Partners, LLC (“BRP”), BRP Group operates and controls all the business and affairs of BRP, and has the sole voting interest in, and controls the management of, BRP. Accordingly, BRP Group consolidates BRP in its consolidated financial statements, resulting in a noncontrolling interest related to the membership interests of BRP (the “LLC Units”) held by BRP’s LLC members in its consolidated financial statements.
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
Unaudited Interim Financial Reporting
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. Accordingly, they do not include all the information and related notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting of recurring accruals, considered necessary for fair statement have been included. The accompanying balance sheet for the year ended December 31, 2020 was derived from audited financial statements, but does not include all disclosures required by GAAP. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2021.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates underlying the accompanying consolidated financial statements include the application of guidance for revenue recognition, including determination of allowances for estimated policy cancellations; the determination of fair value in relation to business combinations and purchase price allocation; impairment of long-lived assets including goodwill; valuation of the Tax Receivable Agreement liability and income taxes; and share-based compensation.

Recent Accounting Pronouncements
As an emerging growth company, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act ”) permits the Company an extended transition period for complying with new or revised accounting standards affecting public companies. The Company has elected to use this extended transition period and adopt certain new accounting standards on the private company timeline, which means that the Company’s financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards on a non-delayed basis. The Company has elected the extended transition period for the adoption of the Accounting Standards Updates (“ASUs”) below, except those where early adoption was both permitted and elected.
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
2. Significant Accounting Policies
There have been no material changes in the Company’s significant accounting policies from those that were disclosed for the year ended December 31, 2020 in the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2021, except as noted below.
Derivative Instruments
The Company utilizes derivative financial instruments, consisting of interest rate caps, to manage the Company’s interest rate exposure. Derivative instruments are recognized as assets or liabilities at fair value on the condensed consolidated balance sheets. The Company has not designated these derivatives as hedging instruments for accounting purposes and, accordingly, the changes in fair value of these derivatives are recognized in earnings. Cash payments and receipts under the derivative instruments are classified within cash flows from financing activities on the accompanying statements of cash flows. The Company does not use derivative instruments for trading or speculative purposes.
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
3. Business Combinations
The Company completed two business combinations for an aggregate purchase price of $26.7 million during the three months ended March 31, 2021. In accordance with ASC Topic 805, Business Combinations (“Topic 805”), total consideration was first allocated to the fair value of assets acquired, including liabilities assumed, with the excess being recorded as goodwill. For financial statement purposes, goodwill is not amortized but rather is evaluated for impairment at least annually or more frequently if an event or change in circumstances occurs that indicates goodwill may be impaired. Goodwill is deductible for tax purposes and will be amortized over a period of 15 years.

The recorded purchase price for most business combinations includes an estimation of the fair value of contingent consideration obligations associated with potential earnout provisions, which are generally based on recurring revenue. The contingent earnout consideration amounts identified in the tables below are measured at fair value within Level 3 of the fair value hierarchy as discussed further in Note 13. Any subsequent changes in the fair value of contingent earnout liabilities will be recorded in the condensed consolidated statements of comprehensive income when incurred.
The recorded purchase price for many business combinations also includes an estimation of the fair value of equity interests, which is calculated based on the value of the Company’s Class A common stock on the closing date taking into account a discount for lack of marketability. Any equity interests granted in shares of Class B common stock also include an upward adjustment for the cash flow associated with the Tax Receivable Agreement.
The Company completed the following two business combinations during the three months ended March 31, 2021:
•LeaseTrack Services LLC and Effective Coverage LLC (“LeaseTrack”), a Specialty Partner effective February 1, 2021, was made to provide a complementary service offering to the MGA of the Future’s Master Tenant product for property managers and distribution partners.
•Riley Financial, Inc. (operating as “Medicare Help Now”), a Medicare Partner effective March 1, 2021, was made to further bolster the Company’s Medicare business presence in the Pacific Northwest.
The operating results of these business combinations have been included in the condensed consolidated statements of comprehensive income since their respective acquisition dates. The Company recognized total revenues and net loss from these business combinations of $711,000 and $22,000, respectively, for the three months ended March 31, 2021.
Acquisition-related costs incurred in connection with these business combinations are recorded in other operating expenses in the condensed consolidated statements of comprehensive income. The Company incurred acquisition-related costs from these business combinations of $358,000 for the three months ended March 31, 2021.
Due to the complexity of valuing the consideration paid and the purchase price allocation and the timing of these activities, certain amounts included in the consolidated financial statements may be provisional and subject to additional adjustments within the measurement period as permitted by Topic 805. Specifically, the Company's valuations of premiums, commissions and fees receivable in accordance with Topic 606 are estimates subject to change based on relevant factors over the policy period. The valuations of intangible assets are also estimates based on assumptions of factors such as discount rates and growth rates. Accordingly, these assets are subject to measurement period adjustments as determined after the passage of time. Any measurement period adjustments related to prior period business combinations are reflected as current period adjustments in accordance with Topic 805. Refer to Note 8 for information regarding measurement period adjustments recorded during the three months ended March 31, 2021.

The table below provides a summary of the total consideration and the estimated purchase price allocations made for each of the business acquisitions that became effective during the three months ended March 31, 2021.

(in thousands)	LeaseTrack	Medicare Help Now	Totals
Cash consideration paid	$12,984	$4,526	$17,510
Fair value of contingent earnout consideration	6,116	595	6,711
Fair value of equity interest	1,652	807	2,459
Total consideration	$20,752	$5,928	$26,680

Cash	$100	$50	$150
Restricted cash	2	—	2
Premiums, commissions and fees receivable	729	—	729
Property and equipment	43	—	43
Intangible assets	5,200	3,501	8,701
Goodwill	15,026	2,381	17,407
Total assets acquired	21,100	5,932	27,032
Premiums payable to insurance companies	(318)	—	(318)
Producer commissions payable	(4)	—	(4)
Accrued expenses and other current liabilities	(26)	(4)	(30)
Total liabilities acquired	(348)	(4)	(352)
Net assets acquired	$20,752	$5,928	$26,680

Maximum potential contingent earnout consideration	$8,500	$2,514	$11,014
The factors contributing to the recognition of the amount of goodwill are based on expanding business presence into new geographic locations and service markets, strategic benefits expected to be realized from acquiring the Partners’ assembled workforce and technology, in addition to other synergies gained from integrating the Partners’ operations into our consolidated structure.
The intangible assets acquired in connection with business combinations during the three months ended March 31, 2021 have the following values and estimated weighted-average lives:

	Amount	Weighted-Average Life
Purchased customer accounts	$3,662	14.5 years
Distributor relationships	2,594	20.0 years
Software	2,095	5.0 years
Trade names	350	4.9 years
Future annual estimated amortization expense over the next five years for intangible assets acquired in connection with business combinations during the three months ended March 31, 2021 is as follows:

(in thousands)	Amount
For the remainder of 2021	$606
2022	823
2023	761
2024	808
2025	869

The following unaudited pro forma consolidated results of operations are provided for illustrative purposes only and have been presented as if the acquisitions of LeaseTrack and Medicare Help Now occurred on January 1, 2020. This unaudited pro forma information should not be relied upon as being indicative of the historical results that would have been obtained if the acquisitions had occurred on that date, nor of the results that may be obtained in the future.

	For the Three Months Ended March 31,
(in thousands, except per share data)	2021	2020
Pro forma results:
Revenues	$153,296	$55,191
Net income	30,610	4,367
Net income attributable to BRP Group, Inc.	14,611	1,362

Basic earnings per share	$0.33	$0.07
Diluted earnings per share	$0.32	$0.07
Weighted-average shares of Class A common stock outstanding - basic	44,324	19,634
Weighted-average shares of Class A common stock outstanding - diluted	45,852	19,969
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
The Company determined that it is the primary beneficiary of its VIEs, which, at March 31, 2021 and December 31, 2020, include Laureate Insurance Partners, LLC (“Laureate”), BKS Smith, LLC (“Smith”), BKS MS, LLC (“Saunders”) and BKS Partners Galati Marine Solutions, LLC (“Galati”). The Company has consolidated its VIEs into the consolidated financial statements.
Total revenues and expenses of the Company’s consolidated VIEs included in the condensed consolidated statements of comprehensive income were $213,000 and $156,000, respectively, for the three months ended March 31, 2021 and $238,000 and $189,000, respectively, for the three months ended March 31, 2020.

The assets of the consolidated VIEs can only be used to settle the obligations of the consolidated VIEs and the creditors of the liabilities of the consolidated VIEs do not have recourse to the Company. The following tables provide a summary of the carrying amounts of the assets and liabilities of the Company’s consolidated VIEs at each of the balance sheet dates:

	At March 31, 2021
(in thousands)	Laureate	Smith	Saunders	Total
Assets
Cash and cash equivalents	$159	$9	$26	$194
Premiums, commissions and fees receivable, net	262	78	90	430
Total current assets	421	87	116	624
Property and equipment, net	20	—	—	20
Other assets	5	—	—	5
Total assets	$446	$87	$116	$649
Liabilities
Premiums payable to insurance companies	$244	$22	$—	$266
Producer commissions payable	—	—	13	13
Accrued expenses and other current liabilities	9	—	—	9
Total liabilities	$253	$22	$13	$288

	At December 31, 2020
(in thousands)	Laureate	Smith	Saunders	Total
Assets
Cash and cash equivalents	$120	$5	$18	$143
Premiums, commissions and fees receivable, net	3	52	75	130
Total current assets	123	57	93	273
Property and equipment, net	21	—	—	21
Other assets	5	—	—	5
Total assets	$149	$57	$93	$299
Liabilities
Premiums payable to insurance companies	$4	$—	$1	$5
Producer commissions payable	—	4	13	17
Accrued expenses and other current liabilities	10	—	—	10
Total liabilities	$14	$4	$14	$32
5. Revenue
The following table provides disaggregated commissions and fees revenue by major source:

	For the Three Months Ended March 31,
(in thousands)	2021	2020
Direct bill revenue (1)	$94,505	$28,109
Agency bill revenue (2)	33,946	16,429
Profit-sharing revenue (3)	10,292	5,124
Policy fee and installment fee revenue (4)	4,476	3,382
Consulting and service fee revenue (5)	1,394	715
Other income (6)	8,215	400
Total commissions and fees	$152,828	$54,159
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

(in thousands)	March 31, 2021	December 31, 2020
Contract assets	$115,270	$80,213
Contract liabilities	8,308	11,606
During the three months ended March 31, 2021, the Company recognized revenue of $8.6 million related to the contract liabilities balance at December 31, 2020.

7. Deferred Commission Expense
The Company pays an incremental amount of compensation in the form of producer commissions on new business. In accordance with ASC Topic 340, Other Assets and Deferred Costs, these incremental costs are deferred and amortized over five years, which represents management’s estimate of the average benefit period for new business. Deferred commission expense represents employee commissions that are capitalized and not yet expensed and are included in other assets on the condensed consolidated balance sheets. The table below provides a rollforward of deferred commission expense for each of the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
(in thousands)	2021	2020
Balance at beginning of period	$4,751	$3,621
Costs capitalized	835	492
Amortization	(422)	(321)
Balance at end of period	$5,164	$3,792
8. Intangible Assets, Net and Goodwill
The Company recognizes certain separately identifiable intangible assets acquired in connection with business combinations and asset acquisitions. Refer to Note 3 for a summary of intangible assets acquired in connection with business combinations during the three months ended March 31, 2021. Intangible assets consist of the following:

	March 31, 2021			December 31, 2020
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Purchased customer accounts (1)	$500,590	$(26,446)	$474,144	$501,512	$(18,604)	$482,908
Distributor relationships	34,974	(1,753)	33,221	32,380	(1,377)	31,003
Software	32,930	(12,444)	20,486	30,828	(10,801)	20,027
Carrier relationships	7,859	(1,051)	6,808	7,859	(984)	6,875
Trade names (1)	14,633	(1,541)	13,092	14,439	(932)	13,507
Totals	$590,986	$(43,235)	$547,751	$587,018	$(32,698)	$554,320
__________
(1)    During the first quarter of 2021, the Company recorded measurement period adjustments relating to certain businesses acquired in the fourth quarter of 2020, which decreased purchased customer accounts and trade names by $4.6 million and $156,000, respectively.
Amortization expense recorded for intangible assets was $10.5 million and $3.6 million for the three months ended March 31, 2021 and 2020, respectively.
Refer to Note 3 for a summary of goodwill recorded in connection with business combinations during the three months ended March 31, 2021. The changes in carrying value of goodwill by Operating Group for the period are as follows:

(in thousands)	Middle Market (1)	Specialty	MainStreet	Medicare	Total
Balance at December 31, 2020	$526,858	$65,319	$38,892	$20,433	$651,502
Goodwill of acquired businesses	217	15,026	—	2,381	17,624
Balance at March 31, 2021	$527,075	$80,345	$38,892	$22,814	$669,126
__________
(1)    During the first quarter of 2021, the Middle Market Operating Group recorded measurement period adjustments relating to certain businesses acquired in the fourth quarter of 2020. These adjustments increased accrued expenses and other current liabilities by $93,000 and decreased property and equipment by $124,000, which resulted in an increase to goodwill of $217,000.

9. Long-Term Debt
The Company has a credit agreement with JPMorgan Chase Bank, N.A., which provides senior secured credit facilities in an aggregate principal amount of $800.0 million (the "JPM Credit Agreement"). The amount consists of (i) a term loan facility in the principal amount of $400.0 million maturing in 2027 (the “Term Loan B”) and (ii) a revolving credit facility with commitments in an aggregate principal amount of $400.0 million maturing in 2025 (the “Revolving Facility”).
The Term Loan B bears interest at LIBOR plus 400 basis points (“bps”) with a floor of 4.75%. The applicable interest rate on the Term Loan B at March 31, 2021 was 4.75%. Borrowings under the Revolving Facility accrue interest at LIBOR plus 200 bps to LIBOR plus 300 bps based on the total net leverage ratio. The Company did not have any outstanding borrowings on the Revolving Facility at March 31, 2021, but was subject to a commitment fee of 0.25%.
The JPM Credit Agreement requires the Company to meet certain financial covenants and comply with customary affirmative and negative covenants as listed in the underlying agreement. The Company was in compliance with these covenants at March 31, 2021.
Subsequent to March 31, 2021, the Company entered into an amendment to the JPM Credit Agreement to modify its financial covenant requirements. Refer to Note 16 for additional information regarding this amendment.
Interest Rate Caps
The Company entered into interest rate caps to mitigate its exposure to interest rate risk by limiting the impact of interest rate changes on cash flows. In March 2021, the Company executed interest rate cap agreements with a notional amount of $300.0 million (the “Interest Rate Cap Agreements”) to limit the exposure of the variable component of interest rates under its Term Loan B to a maximum of 4.75%. The Interest Rate Cap Agreements were entered into with financial institutions at positions with participating interest rate caps of 0.75%, 1.50%, and 2.50%, expiring on March 10, 2022, March 10, 2024 and March 8, 2026, respectively. The interest rate caps are recorded at an aggregate fair value of $3.5 million at March 31, 2021 and are included as a component of other assets on the condensed consolidated balance sheets. There was no fair value adjustment related to the interest rate caps for the three months ended March 31, 2021.
10. Related Party Transactions
Commission Revenue
The Company serves as a broker for Holding Company of the Villages, Inc. (“The Villages”) and certain affiliated entities. Commission revenue recorded as a result of transactions with The Villages was $647,000 and $269,000 for the three months ended March 31, 2021 and 2020, respectively.
Rent Expense
The Company has various agreements to lease office space from wholly-owned subsidiaries of The Villages. Total rent expense incurred with respect to The Villages and its wholly-owned subsidiaries was $131,000 and $133,000 for the three months ended March 31, 2021 and 2020, respectively.
The Company has various agreements to lease office space from other related party entities. Total rent expense incurred with respect to related parties other than The Villages was $522,000 and $248,000 for the three months ended March 31, 2021 and 2020, respectively.
11. Share-Based Compensation
Omnibus Incentive Plan
The Company has an Omnibus Incentive Plan (the “Omnibus Plan”) and a Partnership Inducement Award Plan (the “Inducement Plan” and collectively, the “Plans”) to motivate and reward Colleagues and other individuals, including those who join the Company through Partnerships, to perform at the highest level and contribute significantly to the Company’s success, thereby furthering the best interests of its shareholders. The Omnibus Plan and the Inducement Plan provide for the Company to make awards of 3,844,044 and 1,500,000 shares of Class A common stock, respectively, at March 31, 2021.

During the three months ended March 31, 2021, the Company made awards of restricted stock and unrestricted stock under the Plans to its non-employee directors and Colleagues. Shares of unrestricted stock issued to directors during the three months ended March 31, 2021 were vested upon issuance while restricted shares issued to Colleagues and Risk Advisors generally either cliff vest after 4 years or vest ratably over 3 to 4 years.
The following table summarizes the activity for non-vested awards granted by the Company under the Plans:

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at December 31, 2020	826,027	$15.92
Granted	716,441	29.97
Vested and settled	(12,602)	17.83
Forfeited	(8,038)	23.62
Outstanding at March 31, 2021	1,521,828	22.48
The total fair value of shares that vested and settled under the Plans during the three months ended March 31, 2021 was $225,000.
The Company recognizes share-based compensation expense for the Plans net of actual forfeitures. The Company recorded share-based compensation expense of $3.3 million and $645,000 in connection with the Plans for the three months ended March 31, 2021 and 2020, respectively, which is included in commissions, employee compensation and benefits expense in the condensed consolidated statements of comprehensive income.
12. Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to BRP Group, Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings per share is computed giving effect to all potentially dilutive shares of Class B common stock.
During the period presented, potentially dilutive securities include restricted stock awards and shares of Class B common stock that are cancellable upon the redemption or exchange, on a one-for-one basis, of LLC Units for shares of our Class A common stock. The 49,715,644 and 43,544,362 outstanding shares of Class B common stock and the corresponding LLC Units have been excluded in computing diluted earnings per share for the three months ended March 31, 2021 and 2020, respectively, because including them on an “if-converted” basis would have an anti-dilutive effect. The Company’s shares of Class B common stock do not share in the earnings or losses attributable to BRP Group, and therefore, are not participating securities. Accordingly, a separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been included.

The following is a calculation of the basic and diluted weighted-average number of shares of Class A common stock outstanding and earnings per share for the three months ended March 31, 2021 and 2020.

	For the Three Months Ended March 31,
(in thousands, except per share data)	2021	2020
Basic earnings per share:
Net income attributable to BRP Group, Inc.	$14,613	$1,468
Shares used for basic earnings per share:
Weighted-average shares of Class A common stock outstanding - basic	44,255	19,482
Basic earnings per share	$0.33	$0.08

Diluted earnings per share:
Net income attributable to BRP Group, Inc.	$14,613	$1,468
Shares used for diluted earnings per share:
Weighted-average shares of Class A common stock outstanding	44,255	19,482
Dilutive effect of unvested restricted shares of Class A common stock	1,528	334
Weighted-average shares of Class A common stock outstanding - diluted	45,783	19,816
Diluted earnings per share	$0.32	$0.07
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
The fair value measurement level for assets and liabilities within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis within each level of the fair value hierarchy:

(in thousands)	March 31, 2021	December 31, 2020
Level 2
Interest rate caps	$3,461	$—
Level 2 Assets	$3,461	$—
Level 3
Contingent earnout liabilities	$165,283	$164,819
Level 3 Liabilities	$165,283	$164,819

Methodologies used for assets and liabilities measured at fair value on a recurring basis within Level 3 of the fair value hierarchy at March 31, 2021 and December 31, 2020 are based on limited unobservable inputs. These methods may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.
The fair value of interest rate caps was valued based on the premiums paid of $3.5 million at March 31, 2021 as a result of the contracts having closed earlier in March 2020.
The fair value of contingent earnout liabilities is based on sales projections for the acquired entities, which are reassessed each reporting period. Based on the Company’s ongoing assessment of the fair value of its contingent earnout liabilities, the Company recorded a net decrease in the estimated fair value of such liabilities of $1.5 million for the three months ended March 31, 2021. The Company has assessed the maximum estimated exposure to the contingent earnout liabilities to be $525.7 million at March 31, 2021.
The Company measures contingently returnable consideration and contingent earnout liabilities at fair value at each reporting period using significant unobservable inputs classified within Level 3 of the fair value hierarchy. The Company uses a probability weighted value analysis as a valuation technique to convert future estimated cash flows to a single present value amount. The significant unobservable inputs used in the fair value measurements are sales projections over the earnout period, and the probability outcome percentages assigned to each scenario. Significant increases or decreases to either of these inputs would result in a significantly higher or lower asset or liability with a higher asset capped by the contractual maximum of the contingently returnable consideration and a higher liability capped by the contractual maximum of the contingent earnout liabilities. Ultimately, the asset and liability will be equivalent to the amount settled, and the difference between the fair value estimate and amount settled will be recorded in earnings for business combinations, or as a reduction of the cost of the assets acquired for asset acquisitions. Refer to Note 3 for additional information regarding contingent earnout consideration recorded in connection with business combinations.
The fair value of the contingent earnout liabilities is based on the present value of the expected future payments to be made to Partners in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, the Company estimates the Partner’s future performance using financial projections developed by management for the Partner and market participant assumptions that were derived for revenue growth, profitability based on earnings before income taxes, depreciation and amortization (“EBITDA”), or the number of rental units tracked. Revenue and EBITDA growth rates generally ranged from 7% to 21% at March 31, 2021 and from 7% to 20% at December 31, 2020. The Company estimates future payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. These payments are discounted to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of the Partner to achieve the targets. These discount rates generally ranged from 6.00% to 18.00% at March 31, 2021 and from 5.00% to 18.00% at December 31, 2020. Changes in financial projections, market participant assumptions for revenue growth and profitability, or the risk-adjusted discount rate, would result in a change in the fair value of contingent consideration.
The following table sets forth a summary of the changes in the fair value of the Company’s contingently returnable consideration and contingent earnout liabilities, which are measured at fair value on a recurring basis utilizing Level 3 assumptions in their valuation:

	For the Three Months Ended March 31,
	2021 (1)	2020	2020
(in thousands)	Contingent Earnout Liabilities	Contingently Returnable Consideration	Contingent Earnout Liabilities
Balance at beginning of period	$164,819	$70	$48,769
Fair value of contingent consideration issuances (2)	1,967	—	3,237
Change in fair value of contingent consideration	(1,503)	188	1,849
Balance at end of period	$165,283	$258	$53,855
__________
(1)    There was no contingently returnable consideration at March 31, 2021 or December 31, 2020.
(2)    During the first quarter of 2021, the Company recorded measurement period adjustments relating to certain businesses acquired in the fourth quarter of 2020. These adjustments decreased contingent earnout liabilities by $4.7 million, which offsets issuances of $6.7 million from business combinations in the current period.

All of the change in fair value of contingent consideration during the three months ended March 31, 2021 and 2020 related to assets and liabilities that were held at the end of the respective periods.
Fair Value of Other Financial Instruments
The fair value of long-term debt is classified as Level 2 within the fair value hierarchy. Fair value is based on an estimate using a discounted cash flow analysis based on current borrowing rates for similar types of borrowing arrangements. The fair value of long-term debt was approximately $386.3 million at March 31, 2021 compared to a carrying value of $398.0 million. The fair value of long-term debt was approximately $402.0 million at December 31, 2020 compared to a carrying value of $399.0 million. The carrying value of long-term debt is netted against unamortized debt discount and issuance costs of $13.2 million and $13.6 million at March 31, 2021 and December 31, 2020, respectively, for balance sheet presentation.
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

	For the Three Months Ended March 31, 2021
(in thousands)	Middle Market	Specialty	MainStreet	Medicare	Corporate and Other	Total
Commissions and fees (1)	$110,555	$25,082	$8,222	$9,452	$(483)	$152,828
Net income (loss)	41,454	1,833	1,294	2,282	(16,249)	30,614
__________
(1)    The Middle Market Operating Group recorded intercompany commissions and fees revenue from activity with the Specialty Operating Group of $359,000 for the three months ended March 31, 2021. The MainStreet Operating Group recorded intercompany commissions and fees revenue from activity with the Middle Market Operating Group of $30,000 for the three months ended March 31, 2021. The Medicare Operating group recorded intercompany commissions and fees revenue from activity within the Medicare Operating Group of $94,000 for the three months ended March 31, 2021. Intercompany commissions and fees are eliminated through Corporate and Other.

	For the Three Months Ended March 31, 2020
(in thousands)	Middle Market	Specialty	MainStreet	Medicare	Corporate and Other	Total
Commissions and fees	$22,032	$17,416	$8,308	$6,403	$—	$54,159
Net income (loss)	8,189	(1,689)	1,244	2,614	(5,651)	4,707

(in thousands)	Middle Market	Specialty	MainStreet	Medicare	Corporate and Other	Total
Total assets at March 31, 2021	$1,239,574	$202,622	$57,984	$48,240	$28,613	$1,577,033
Total assets at December 31, 2020	1,194,185	188,360	58,957	43,675	44,737	1,529,914
16. Subsequent Events
Long-Term Incentive Plan
As previously disclosed in the Company’s 8-K/A filed with the SEC on May 6, 2021, on May 3, 2021, the Company’s Compensation Committee approved a new form of performance-based restricted stock unit award agreement (the “Form PSU Award Agreement”) under the Company’s Omnibus Plan in connection with the granting of performance-based restricted stock unit (“PSU”) awards to its executive officers. The Form PSU Award Agreement provides for the granting of PSUs which generally vest in the quarter following the end of a performance period of three years. The number of PSUs, if any, that will be earned pursuant to a PSU award will depend on the level of performance achieved with respect to applicable performance goals during the performance period.
On May 3, 2021, the Compensation Committee awarded the Company’s executive officers incentive compensation awards of (i) PSUs with an aggregate target grant date value of $3.1 million and (ii) restricted stock with an aggregate grant date value of $1.0 million. The restricted stock will vest in equal annual installments over five years, with the first installment vesting on March 15, 2022. The incentive compensation awards have an aggregate maximum value of $8.8 million.
JPM Credit Agreement
On May 7, 2021, the Company entered into an amendment to the JPM Credit Agreement, under which (a) the financial covenant requiring the Company to maintain a Total First Lien Net Leverage Ratio (as defined in the JPM Credit Agreement) at or below 5.00 to 1.00 was amended to increase such level to 6.00 to 1.00, and (b) the financial covenant requiring the Company to maintain a Debt Service Coverage Ratio (as defined in the JPM Credit Agreement) at or above 2.25 to 1.00 was removed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A. Risk Factors and Note Regarding Forward-Looking Statements included elsewhere in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K.
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
We represent over 600,000 Clients across the United States and internationally. Our 1,700 Colleagues include approximately 340 Risk Advisors, who are fiercely independent, relentlessly competitive and “insurance geeks.” We have over 80 offices in 18 states, all of which are equipped to provide diversified products and services to empower our clients at every stage through our four Operating Groups.
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

PARTNERSHIPS
We utilize strategic acquisitions, which we refer to as Partnerships, to complement and expand our business. We source Partnerships through proprietary deal flow, competitive auctions and cultivated industry relationships. We are currently considering Partnership opportunities in all of our Operating Groups, including businesses to complement or expand our MGA of the Future that are valued at higher purchase price multiples than businesses in our other Operating Groups.
The financial impact of Partnerships may affect the comparability of our results from period to period. Our acquisition strategy also entails certain risks, including the risks that we may not be able to successfully source, value, close, integrate and effectively manage businesses that we acquire. To mitigate that risk, we have a professional team focused on finding new Partners and integrating new Partnerships. We plan to execute on numerous Partnerships annually as it is a key pillar in our long-term growth strategy over the next ten years.
We completed two Partnerships for an aggregate purchase price of $26.7 million during the three months ended March 31, 2021 and four Partnerships for an aggregate purchase price of $59.7 million during the three months ended March 31, 2020. Partnerships completed during 2021 added $0.7 million of premiums, commissions and fees receivable, $8.7 million of intangible assets and $17.4 million of goodwill to the condensed consolidated balance sheet.
For additional information on the Partnerships that we have completed during 2021, see Note 3 to our condensed consolidated financial statements included in Part I, Item 1. Financial Statements of this report.
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
We intend to continue to execute on our strategic plans and operational initiatives during the pandemic. However, given the uncertainty regarding the spread and severity of COVID-19, the duration and scope of the government shutdowns, the nature of societal responses and the adverse effects on the national and global economy, the related financial impact on our business cannot be accurately predicted at this time. The national and global economies have rapidly contracted as a result of COVID-19. The decreased level of economic activity is leading to, and is likely to continue to lead to, a decline in exposure units and rising unemployment. In addition, the uncertainties associated with the protective and preventive measures being put in place or recommended by both governmental entities and other businesses, among other uncertainties, may result in delays or modifications to our plans and initiatives. See Part I, Item 1A. “Risk Factors - The ongoing novel coronavirus (COVID-19) pandemic could and resulting government actions (including travel bans, lock downs, maximum occupancy limits and similar actions) could result in declines in business and increases in claims that could adversely affect our business, financial condition and results of operations” in our Annual Report on Form 10-K filed with the SEC on March 11, 2021.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements for the three months ended March 31, 2021 and the related notes and other financial information included elsewhere in this report. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on March 11, 2021.

The following is a discussion of our consolidated results of operations for the three months ended March 31, 2021 and 2020.

	For the Three Months Ended March 31,
(in thousands)	2021	2020	Variance
Revenues:
Commissions and fees	$152,828	$54,159	$98,669

Operating expenses:
Commissions, employee compensation and benefits	89,375	34,548	54,827
Other operating expenses	17,568	8,885	8,683
Amortization expense	10,537	3,596	6,941
Change in fair value of contingent consideration	(1,503)	1,661	(3,164)
Depreciation expense	594	165	429
Total operating expenses	116,571	48,855	67,716

Operating income	36,257	5,304	30,953

Interest expense, net	(5,643)	(585)	(5,058)

Income before income taxes	30,614	4,719	25,895
Income tax provision	—	12	(12)
Net income	30,614	4,707	25,907
Less: net income attributable to noncontrolling interests	16,001	3,239	12,762
Net income attributable to BRP Group, Inc.	$14,613	$1,468	$13,145

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
Commissions and fees increased by $98.7 million for the three months ended March 31, 2021 as compared to the same period of 2020. This increase was related to amounts attributable to Partners acquired during 2020 and 2021 prior to their having reached the twelve-month owned mark (such amounts, the “Partnership Contribution”) and organic growth. The Partnership Contribution accounted for $91.2 million of the increase to commissions and fees for the quarter and organic growth accounted for $7.4 million.

Major Sources of Commissions and Fees
The following table sets forth our commissions and fees by major source for the periods indicated:

	For the Three Months Ended March 31,
(in thousands)	2021	2020	Variance
Direct bill revenue	$94,505	$28,109	$66,396
Agency bill revenue	33,946	16,429	17,517
Profit-sharing revenue	10,292	5,124	5,168
Policy fee and installment fee revenue	4,476	3,382	1,094
Consulting and service fee revenue	1,394	715	679
Other income	8,215	400	7,815
Total commissions and fees	$152,828	$54,159	$98,669
Direct bill revenue represents commission revenue earned by providing insurance placement services to Clients, primarily for private risk management, commercial risk management, employee benefits and Medicare insurance types. Direct bill revenue increased by $66.4 million for the three months ended March 31, 2021 as compared to the same period of 2020. The Partnership Contribution accounted for $64.0 million of the increase to direct bill revenue for the quarter. Organic growth for direct bill revenue was $2.4 million for the quarter.
Agency bill revenue primarily represents commission revenue earned by providing insurance placement services to clients wherein we act as an agent on behalf of the Client. Agency bill revenue increased by $17.5 million for the three months ended March 31, 2021 as compared to the same period of 2020. The Partnership Contribution accounted for $14.2 million of the increase to agency bill revenue for the quarter. Organic growth for agency bill revenue was $3.3 million for the quarter.
Profit-sharing revenue represents bonus-type or contingent revenue that is earned by us as a sales incentive provided by certain Insurance Company Partners. Profit-sharing revenue increased by $5.2 million for the three months ended March 31, 2021 as compared to the same period of 2020 as a result of the Partnership Contribution of $5.4 million offset in part by organic growth of $(0.2) million. Profit-sharing revenue was affected by higher loss ratios in our Middle Market and MainStreet Operating Groups, which is particularly acute in the Florida homeowners marketplace.
Policy fee and installment fee revenue represents revenue earned for acting in the capacity of an MGA and providing payment processing and services and other administrative functions on behalf of Insurance Company Partners. Policy fee and installment fee revenue increased by $1.1 million during the three months ended March 31, 2021 as compared to the same period of 2020 from our “MGA of the Future,” which resides in our Specialty Operating Group.
Other income consists of Medicare marketing income that is based on agreed-upon cost reimbursement for fulfilling specific targeted marketing campaigns in addition to other fee income and premium financing income generated across all Operating Groups. Other income increased by $7.8 million for the three months ended March 31, 2021 as compared to the same period of 2020. The Partnership Contribution accounted for $7.7 million and organic growth comprised $0.1 million.
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

Commissions, employee compensation and benefits expenses increased by $54.8 million for the three months ended March 31, 2021 as compared to the same period of 2020. The Partnership Contribution accounted for $43.7 million of the increase to commissions, employee compensation and benefits for the quarter. Share-based compensation expense increased $2.4 million as a result of equity grants awarded to all newly hired Colleagues, including those who joined us through Partnerships, and grants to reward Colleagues, including members of senior management. The remaining increase in commissions, employee compensation and benefits expense can be attributed to higher commissions expense relating to our growth and higher compensation and benefits relating to hiring to support our growth.
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
Other operating expenses increased by $8.7 million for the three months ended March 31, 2021 as compared to the same periods of 2020, which was primarily attributable to increases in rent expense of $2.7 million relating to expansion of our corporate offices and operating locations, dues and subscriptions of $1.5 million from our investment in technology to support our growth, consulting of $0.9 million, software and internet of $0.7 million relating to Partners who joined us in 2020, professional fees of $0.5 million related to Partnership transactions and public company costs, licenses and taxes of $0.5 million and advertising and marketing of $0.4 million.
Amortization Expense
Amortization expense increased by $6.9 million for the three months ended March 31, 2021 as compared to the same period of 2020, which was driven by amortization related to Partners acquired over the past twelve months.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration was $(1.5) million for the three months ended March 31, 2021 as compared to $1.7 million for the same period of 2020. The change in fair value of contingent consideration results from fluctuations in the value of the relevant measurement basis, normally revenue or EBITDA, of our Partners.
Interest Expense, Net
Interest expense, net increased by $5.1 million for the three months ended March 31, 2021 as compared to the same period of 2020 resulting from $398.0 million in debt outstanding at a 4.75% interest rate during the first quarter of 2021 under the JPM Credit Agreement. By comparison, we had average outstanding debt of approximately $50.4 million with an average interest rate of approximately 3.41% during the first quarter of 2020.
FINANCIAL CONDITION - COMPARISON OF MARCH 31, 2021 TO DECEMBER 31, 2020
Our total assets and total liabilities increased $47.1 million and $11.4 million, respectively, at March 31, 2021 as compared to December 31, 2020. The most significant changes in assets and liabilities are described below.
Cash and cash equivalents decreased $17.9 million as a result of operating, investing and financing activities illustrated in the condensed consolidated statement of cash flows.
Premiums, commissions and fees receivable, net increased $51.1 million as a result of revenue growth and the timing of revenue recognition under direct bill policies in employee benefits for which payment is received monthly through the duration of the year.
Goodwill increased $17.6 million as a result of our first quarter 2021 Partnerships and measurement period adjustments for certain of our 2020 Partnerships.
Premiums payable to insurance companies and producer commissions payable increased $8.0 million and $9.5 million, respectively, as a result of revenue growth.

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
We calculate Organic Revenue Growth based on commissions and fees for the relevant period by excluding the first twelve months of commissions and fees generated from new Partners. Organic Revenue Growth is the change in Organic Revenue period-to-period, with prior period results adjusted for Organic Revenues that were excluded in the prior period because the relevant Partners had not yet reached the twelve-month owned mark, but which reach the twelve-month owned mark in the current period. For example, revenues from a Partner acquired on June 1, 2020 are excluded from Organic Revenue for 2020. However, after June 1, 2021, results from June 1, 2020 to December 31, 2020 for such Partners are compared to results from June 1, 2021 to December 31, 2021 for purposes of calculating Organic Revenue Growth in 2021. Organic Revenue Growth is a key metric used by management and our board of directors to assess our financial performance. We believe that Organic Revenue and Organic Revenue Growth are appropriate measures of operating performance as they allow investors to measure, analyze and compare growth in a meaningful and consistent manner.
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
Adjusted EBITDA and Adjusted EBITDA Margin
The following table reconciles Adjusted EBITDA and Adjusted EBITDA Margin to net income, which we consider to be the most directly comparable GAAP financial measure to Adjusted EBITDA and Adjusted EBITDA Margin:

	For the Three Months Ended March 31,
(in thousands, except percentages)	2021	2020
Commissions and fees	$152,828	$54,159

Net income	$30,614	$4,707
Adjustments to net income:
Amortization expense	10,537	3,596
Interest expense, net	5,643	585
Share-based compensation	3,542	1,139
Transaction-related Partnership expenses	2,445	1,848
Change in fair value of contingent consideration	(1,503)	1,661
Depreciation expense	594	165
Severance related to Partnership activity	—	53
Income tax provision	—	12
Other	859	266
Adjusted EBITDA	$52,731	$14,032
Adjusted EBITDA Margin	35%	26%
Organic Revenue and Organic Revenue Growth
The following table reconciles Organic Revenue to commissions and fees, which we consider to be the most directly comparable GAAP financial measure to Organic Revenue:

	For the Three Months Ended March 31,
(in thousands, except percentages)	2021	2020
Commissions and fees	$152,828	$54,159
Partnership commissions and fees (1)	(91,215)	(22,868)
Organic Revenue	$61,613	$31,291
Organic Revenue Growth (2)	$7,447	$1,454
Organic Revenue Growth % (2)	14%	5%
__________
(1)    Includes the first twelve months of such commissions and fees generated from newly acquired Partners. Amount is reduced by approximately $830,000 for the timing of certain cash receipts that were fully constrained under ASC 606 in the post-partnership period for our partnership with Agency RM, which closed February 1, 2020.
(2)    Organic Revenue for the three months ended March 31, 2020 used to calculate Organic Revenue Growth for the three months ended March 31, 2021 was $54.2 million, which is adjusted to reflect revenues from Partnerships that reached the twelve-month owned mark during the three months ended March 31, 2021.

Adjusted Net Income and Adjusted Diluted EPS
The following table reconciles Adjusted Net Income to net income attributable to BRP Group, Inc. and reconciles Adjusted Diluted EPS to diluted earnings per share attributable to BRP Group, Inc. Class A common stock:

	For the Three Months Ended March 31,
(in thousands, except per share data)	2021	2020
Net income attributable to BRP Group, Inc.	$14,613	$1,468
Net income attributable to noncontrolling interests	16,001	3,239
Amortization expense	10,537	3,596
Share-based compensation	3,542	1,139
Transaction-related Partnership expenses	2,445	1,848
Change in fair value of contingent consideration	(1,503)	1,661
Amortization of deferred financing costs	693	76
Severance related to Partnership activity	—	53
Other	859	266
Adjusted pre-tax income	47,187	13,346
Adjusted income taxes (1)	4,672	1,321
Adjusted Net Income	$42,515	$12,025

Weighted-average shares of Class A common stock outstanding - diluted	45,783	19,816
Exchange of Class B shares (2)	49,789	43,541
Adjusted dilutive weighted-average shares outstanding	95,572	63,357

Adjusted Diluted EPS	$0.44	$0.19

Diluted earnings per share	$0.32	$0.07
Other adjustments to earnings per share	0.17	0.14
Adjusted income taxes per share	(0.05)	(0.02)
Adjusted Diluted EPS	$0.44	$0.19
___________
(1)    Represents corporate income taxes at assumed effective tax rate of 9.9% applied to adjusted pre-tax income.
(2)    Assumes the full exchange of Class B shares for Class A common stock pursuant to the Third Amended and Restated Limited Liability Company Agreement of BRP, as amended (the “Amended LLC Agreement”).

OPERATING GROUP RESULTS
Commissions and Fees
In the Middle Market, MainStreet and Specialty Operating Groups, we generate commissions and fees from insurance placement under both agency bill and direct bill arrangements. In addition, we generate profit-sharing income in each of those segments based on either the underlying Book of Business or performance, such as loss ratios. In the Middle Market Operating Group only, we generate fees from service fee and consulting arrangements. Service fee arrangements are in place with certain customers in lieu of commission arrangements.
In the Medicare Operating Group, we generate commissions and fees in the form of direct bill insurance placement and marketing income. Marketing income is earned through co-branded marketing campaigns with our Insurance Company Partners.
The following table sets forth our commissions and fees by Operating Group by amount and as a percentage of our commissions and fees:

Commissions and Fees by Operating Group (in thousands)
	For the Three Months Ended March 31,
	2021		2020		Variance
Operating Group	Amount	Percent of Business	Amount	Percent of Business	Amount	%
Middle Market	$110,555	72%	$22,032	41%	$88,523	n/m
Specialty	25,082	16%	17,416	32%	7,666	44%
MainStreet	8,222	5%	8,308	15%	(86)	(1)%
Medicare	9,452	6%	6,403	12%	3,049	48%
Corporate and Other	(483)	—%	—	—%	(483)	—%
	$152,828		$54,159		$98,669
__________
n/m    not meaningful
Commissions and fees for our Middle Market Operating Group increased $88.5 million for the first quarter of 2021 as compared to the same period of 2020 as a result of the Partnership Contribution of $87.1 million and organic growth of $1.4 million. Middle Market experienced organic growth in base commissions and fees of $1.7 million. This was offset in part by a decrease in organic contingent revenue of $0.3 million resulting from higher loss ratios due to challenges in the Florida insurance marketplace.
Commissions and fees for our Specialty Operating Group increased $7.7 million for the first quarter of 2021 as compared to the same period of 2020 as a result of organic growth of $6.9 million, primarily attributable to growth in our renter’s insurance product in addition to the Partnership Contribution of $0.8 million.
Commissions and fees for our MainStreet Operating Group decreased $0.1 million for the first quarter of 2021 as compared to the same period of 2020. MainStreet had a decrease in organic contingent revenue of $0.8 million resulting from higher loss ratios due to challenges in the Florida insurance marketplace, which was offset in part by organic growth in base commissions and fees of $0.7 million.
Commissions and fees for our Medicare Operating Group increased $3.0 million for the first quarter of 2021 as compared to the same period of 2020 as a result of the Partnership Contribution of $3.2 million, partially offset by a loss of $0.2 million organically. Continued COVID-19 protocols, including social distancing, reduced our Medicare agents' ability to meet person-to-person in our normal venues, which impacted our ability to sell new business during the 2021 Annual Enrollment Period.
Revenue reported for Corporate and Other relates to the elimination of intercompany revenue. The Middle Market Operating Group recorded intercompany commissions and fees from activity with the Specialty Operating Group of $0.4 million; the MainStreet Operating Group recorded intercompany commissions and fees from activity with the Middle Market Operating Group of $30,000; and the Medicare Operating Group recorded intercompany commissions and fees from activity within the Medicare Operating Group of $0.1 million. These amounts were eliminated through Corporate and Other.

Policies in force for Specialty’s MGA of the Future grew by 164,594, or 41%, to 566,114 at March 31, 2021 from 401,520 at March 31, 2020.
Commissions, Employee Compensation and Benefits
The following table sets forth our commissions, employee compensation and benefits by Operating Group by amount and as a percentage of our commissions, employee compensation and benefits:

Commissions, Employee Compensation and Benefits by Operating Group (in thousands)
	For the Three Months Ended March 31,
	2021		2020		Variance
Operating Group	Amount	Percent of Business	Amount	Percent of Business	Amount	%
Middle Market	$56,742	63%	$12,620	37%	$44,122	350%
Specialty	17,952	20%	12,801	37%	5,151	40%
MainStreet	5,146	6%	3,962	11%	1,184	30%
Medicare	4,578	5%	3,016	9%	1,562	52%
Corporate and Other	4,957	6%	2,149	6%	2,808	131%
	$89,375		$34,548		$54,827
Commissions, employee compensation and benefits expenses increased across all Operating Groups for the three months ended March 31, 2021 as compared to the same period of 2020. The Partnership Contribution accounted for $41.4 million and $0.7 million of the increase to commissions, employee compensation and benefits expenses in the Middle Market and Specialty Operating Groups, respectively, and significantly all of the Medicare Operating Group’s commissions, employee compensation and benefits expenses. Commissions, employee compensation and benefits expenses also increased in the Middle Market, Specialty and MainStreet Operating Groups as a result of continued investments in Growth Services to support our growth, which costs are primarily allocated among the Operating Groups, and continued investment in sales and service talent.
Commissions, employee compensation and benefits expenses for Corporate and Other increased as a result of hiring new roles necessary as a public company and due to $2.4 million of additional share-based compensation expense incurred during the quarter.
Other Operating Expenses
The following table sets forth our other operating expenses by Operating Group by amount and as a percentage of our other operating expenses:

Other Operating Expenses by Operating Group (in thousands)
	For the Three Months Ended March 31,
	2021		2020		Variance
Operating Group	Amount	Percent of Business	Amount	Percent of Business	Amount	%
Middle Market	$8,025	46%	$2,741	31%	$5,284	193%
Specialty	1,921	11%	1,483	17%	438	30%
MainStreet	1,092	6%	997	11%	95	10%
Medicare	1,407	8%	790	9%	617	78%
Corporate and Other	5,123	29%	2,874	32%	2,249	78%
	$17,568		$8,885		$8,683

Other operating expenses for our Middle Market Operating Group increased $5.3 million driven by higher costs for rent expense of $2.0 million, and dues and subscriptions of $0.9 million, software and internet of $0.7 million and consulting of $0.5 million, offset in part by lower professional fees of $0.6 million. Other operating expenses for our Specialty Operating Group increased $0.4 million driven by higher costs for bank charges of $0.1 million, rent expense of $0.1 million and consulting of $0.1 million. Other operating expenses for our Medicare Operating Group increased $0.6 million driven by higher costs for advertising and marketing of $0.2 million and professional fees of $0.1 million. The increases in our operating costs are related to our growth, both organically and through Partnerships, during the previous twelve months.
Other operating expenses in Corporate and Other increased $2.2 million due to higher costs for professional fees of $1.1 million, dues and subscriptions of $0.5 million and rent expense of $0.5 million related to expansion of our Tampa offices.
Amortization Expense
The following table sets forth our amortization by Operating Group by amount and as a percentage of our amortization:

Amortization Expense by Operating Group (in thousands)
	For the Three Months Ended March 31,
	2021		2020		Variance
Operating Group	Amount	Percent of Business	Amount	Percent of Business	Amount	%
Middle Market	$7,449	71%	$571	16%	$6,878	n/m
Specialty	2,309	22%	2,366	66%	(57)	(2)%
MainStreet	416	4%	431	12%	(15)	(3)%
Medicare	363	3%	225	6%	138	61%
Corporate and Other	—	—%	3	—%	(3)	(100)%
	$10,537		$3,596		$6,941
__________
n/m    not meaningful
Amortization expense increased for our Middle Market and Medicare Operating Groups for the three months ended March 31, 2021 as compared to the same period of 2020 driven by amortization related to Partners acquired over the past twelve months. Amortization for the remaining groups was relatively flat.
Change in Fair Value of Contingent Consideration
The following table sets forth our change in fair value of contingent consideration by Operating Group by amount and as a percentage of our change in fair value of contingent consideration:

Change in Fair Value of Contingent Consideration by Operating Group (in thousands)
	For the Three Months Ended March 31,
	2021		2020		Variance
Operating Group	Amount	Percent of Business	Amount	Percent of Business	Amount	%
Middle Market	$(3,523)	234%	$(2,166)	(130)%	$(1,357)	63%
Specialty	1,035	(69)%	2,447	147%	(1,412)	(58)%
MainStreet	193	(13)%	1,627	98%	(1,434)	(88)%
Medicare	792	(53)%	(247)	(15)%	1,039	n/m
	$(1,503)		$1,661		$(3,164)
__________
n/m    not meaningful
The change in fair value of contingent consideration results from fluctuations in the value of the relevant measurement basis, normally revenue or EBITDA of our Partners.

LIQUIDITY AND CAPITAL RESOURCES
Our primary liquidity needs for the foreseeable future will include cash to (i) provide capital to facilitate the organic growth of our business and to fund future Partnerships, (ii) pay operating expenses, including cash compensation to our employees and expenses related to being a public company, (iii) make payments under the Tax Receivable Agreement, (iv) pay interest and principal due on borrowings under the JPM Credit Agreement, (v) pay contingent earnout liabilities, and (vi) pay income taxes. We have historically financed our operations and funded our debt service through the sale of our insurance products and services. In addition, we financed significant cash needs to fund growth through the acquisition of Partners through debt and equity financing.
At March 31, 2021, our cash and cash equivalents were $90.5 million. We believe that our cash and cash equivalents, cash flow from operations and available borrowings under the JPM Credit Agreement will be sufficient to fund our working capital and meet our commitments for the foreseeable future. However, we expect that we will require additional funding to continue to execute on our Partnership strategy. Such funding could include the incurrence of additional debt and the issuance of equity. Additional funds may not be available on a timely basis, on favorable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term Partnership strategy. If we are not able to raise funds when needed, we could be forced to delay or reduce the number of Partnerships that we complete.
JPM Credit Agreement
On October 14, 2020, we entered into the JPM Credit Agreement with JPMorgan Chase Bank, N.A., to provide senior secured credit facilities in an aggregate principal amount of $800.0 million. The amount consists of (i) a term loan facility in the principal amount of $400.0 million maturing in 2027 (the “Term Loan B”) and (ii) a revolving credit facility with commitments in an aggregate principal amount of $400.0 million maturing in 2025 (the “Revolving Facility”). The Revolving Facility and the remaining proceeds of the Term Loan B are available to finance working capital needs and for other general corporate purposes of BRP and certain of its subsidiaries (including acquisitions and other investments permitted under the JPM Credit Agreement.
The Term Loan B bears interest at LIBOR plus 400 bps with a floor of 4.75%. The applicable interest rate on the Term Loan B at December 31, 2020 was 4.75%. Borrowings under the Revolving Facility accrue interest at LIBOR plus 200 basis points (“bps”) to LIBOR plus 300 bps based on total net leverage ratio. BRP will pay a letter of credit fee equal to the margin then in effect with respect to LIBOR loans under the Revolving Facility multiplied by the daily amount available to be drawn under any letter of credit, a fronting fee and any customary documentary and processing charges for any letter of credit issued under the JPM Credit Agreement.
The outstanding principal balance of the Term Loan B is required to be repaid in equal quarterly installments equal to 0.25% of the original principal amount of the Term Loan B beginning with the fiscal quarter ending December 31, 2020, the balance of which is due at maturity. The Revolving Facility is not subject to amortization.
The Revolving Facility and the Term Loan B are collateralized by a first priority lien on substantially all the assets of BRP, including a pledge of all equity securities of certain of its subsidiaries. The JPM Credit Agreement contains covenants that, among other things, restrict our ability to make certain restricted payments, incur additional debt, engage in certain asset sales, mergers, acquisitions or similar transactions, create liens on assets, engage in certain transactions with affiliates, change our business, make certain investments or restrict BRP’s ability to make dividends or other distributions to BRP Group. In addition, the JPM Credit Agreement contains financial covenants requiring us to maintain our Total First Lien Net Leverage Ratio (as defined in the JPM Credit Agreement) at or below 5.00 to 1.00 and Debt Service Coverage Ratio (as defined in the JPM Credit Agreement) at or above 2.25 to 1.00.
On May 7, 2021, the Company entered into an amendment to the JPM Credit Agreement, under which (a) the financial covenant requiring the Company to maintain a Total First Lien Net Leverage Ratio at or below 5.00 to 1.00 was amended to increase such level to 6.00 to 1.00, and (b) the financial covenant requiring the Company to maintain a Debt Service Coverage Ratio at or above 2.25 to 1.00 was removed.
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

We have a Tax Receivable Agreement that provides for the payment by us to the parties to the Tax Receivable Agreement of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of (i) any increase in tax basis in BRP Group’s assets and (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the tax receivable agreement.
During the three months ended March 31, 2021, we redeemed 112,739 LLC Units on a one-for-one basis for shares of Class A common stock and cancelled the corresponding shares of Class B common stock, which triggered an increase in BRP Group’s tax basis but did not result in a tax benefit to the LLC Unit holders.
SOURCES AND USES OF CASH
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated:

	For the Three Months Ended March 31,
(in thousands)	2021	2020	Variance
Net cash provided by operating activities	$3,287	$4,971	$(1,684)
Net cash used in investing activities	(18,358)	(39,888)	21,530
Net cash provided by (used in) financing activities	(4,404)	19,811	(24,215)
Net decrease in cash and cash equivalents and restricted cash	(19,475)	(15,106)	(4,369)
Cash and cash equivalents and restricted cash at beginning of period	142,022	71,071	70,951
Cash and cash equivalents and restricted cash at end of period	$122,547	$55,965	$66,582
Operating Activities
The primary sources and uses of cash for operating activities are net income adjusted for non-cash items and changes in assets and liabilities, or operating working capital. Net cash provided by operating activities decreased $1.7 million for the three months ended March 31, 2021 as compared to the same period of 2020 driven by a decrease in operating cash relating to a higher balance in premiums, commissions and fees receivable driven by revenue growth and the timing of revenue recognition under direct bill policies in employee benefits for which payment is received monthly through the duration of the year, partially offset by increases in cash resulting from a net increase in net income adjusted for noncash items and increases in operating liabilities balances.
Investing Activities
The primary sources and uses of cash for investing activities relate to cash consideration paid to fund Partnerships and other investments, as well as capital expenditures. Net cash used in investing activities decreased $21.5 million for the three months ended March 31, 2021 as compared to the same period of 2020. Cash consideration paid to fund Partnerships decreased $21.9 million as a result of a decrease in the size of the aggregate Partnerships we completed during the first quarter of 2021 compared to the same period of 2020.
Financing Activities
The primary sources and uses of cash for financing activities relate to the issuance of our Class A common stock, borrowings from and repayment to our credit agreements, payment of debt issuance costs, payment of contingent earnout consideration, and other equity transactions. Net cash provided by (used in) financing activities decreased $24.2 million for the three months ended March 31, 2021 as compared to the same period of 2020 primarily as a result of a decrease in net borrowings on our credit facilities of $21.0 million.
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

There have been no material changes in our critical accounting policies during the three months ended March 31, 2021 as compared to those disclosed in the Critical Accounting Estimates section under Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K filed with the SEC on March 11, 2021.
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
ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential loss arising from adverse changes in market rates and prices, such as premium amounts, interest rates and equity prices. We are exposed to market risk through our investments and borrowings under the JPM Credit Agreement. We use derivative instruments to mitigate our risk related to the effect of rising interest rates on our cash flows. However, we do not use derivative instruments for trading or speculative purposes.
Our invested assets are held primarily as cash and cash equivalents, restricted cash, certificates of deposit, U.S. treasury securities and professionally managed short duration fixed income funds. These investments are subject to interest rate risk. The fair values of our invested assets at March 31, 2021 and December 31, 2020 approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.
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
We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities held by Partners received in conjunction with an acquisition shortly after the acquisition date.
At March 31, 2021, we had $398.0 million of borrowings outstanding under the JPM Credit Agreement Term Loan B. These borrowings bear interest on a floating basis tied to either the prime rate or one of various other variable rates as defined in the JPM Credit Agreement. The variable rate currently in effect for the Term Loan B is LIBOR.
During March 2021, we entered into interest rate cap agreements to limit the potential impact of interest rate changes on cash flows. The interest rate cap agreements mitigate the interest rate volatility on $300.0 million of debt with varying cap rates ranging from 2.50% to 4.75% through March 2026 (currently 4.75%). Taking the interest rate cap into consideration, an increase of 100 basis points in the LIBOR at March 31, 2021 would have increased our annual interest expense for the JPM Credit Agreement by $1.0 million. However, the interest rate on the Term Loan B is subject to a floor of 4.75% so the interest rate applicable to the Term Loan B will only change if LIBOR fluctuates in excess of 0.75% per annum.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weaknesses in our internal control over financial reporting described in our Annual Report on Form 10-K filed with the SEC on March 11, 2021, our disclosure controls and procedures were not effective as of March 31, 2021.
Changes in Internal Control over Financial Reporting
Our remediation efforts were ongoing during the quarter ended March 31, 2021. Except with respect to our ongoing remediation efforts described in our Annual Report on Form 10-K for the year ended December 31, 2020, there were no changes in our internal control over financial reporting that occurred during the quarter-ended March 31, 2021 that materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.
ITEM 1A. RISK FACTORS
See the risk factors outlined under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on March 11, 2021.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
The following list sets forth information regarding all unregistered securities sold or issued by us since December 31, 2020 and the subsequent period prior to the filing of this Quarterly Report on Form 10-Q. No underwriters were involved in these sales. There was no general solicitation of investors or advertising, and we did not pay or give, directly or indirectly, any commission or other remuneration, in connection with the offering of these securities. In the transactions described below, the recipients of the securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions.
•On February 1, 2021, as partial consideration for the acquisition by Connected Risk Solutions, LLC and BRP Effective Coverage, LLC (formerly known as Catalyst Buyer, LLC), each an indirect subsidiary of BRP Group, of substantially all of the assets of LeaseTrack Services LLC and Effective Coverage LLC, BRP Group issued 109,327 shares of Class A common stock.
•On March 1, 2021, as partial consideration for the acquisition by BRP Medicare Insurance III, LLC, an indirect subsidiary of BRP Group, of substantially all of the assets of Riley Financial, Inc. (operating as “Medicare Help Now”), BRP Group issued 44,805 shares of Class A common stock.
•On April 1, 2021, as partial consideration for the acquisition by BRP Medicare Insurance III, LLC, an indirect subsidiary of BRP Group, of substantially all of the assets of Tim Altman, Inc. (operating as “Only Medicare Solutions”), BRP Group issued 17,982 shares of Class A common stock.
•On April 30, 2021, as partial consideration for the acquisition by Insgroup, LLC and BKS Financial Investments, LLC, each an indirect subsidiary of BRP Group, of substantially all of the assets of Mid-Continent Companies, Ltd. and Mid-Continent Securities Ltd., BRP Group issued 44,170 shares of Class A common stock.
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
Subject to the terms of the Amended LLC Agreement, each LLC Unit of BRP is redeemable or exercisable (along with the cancellation of the corresponding share of Class B common Stock) into one share of Class A common stock.

Issuer Purchases of Equity Securities
The following table provides information about our repurchase of shares of our Class A common stock during the three months ended March 31, 2021:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value that may yet be Purchased under the Plans or Programs
January 1, 2021 to January 31, 2021	—	$—	—	$—
February 1, 2021 to February 28, 2021	252	25.97	—	—
March 1, 2021 to March 31, 2021	2,477	27.15	—	—
Total	2,729	$27.04	—	$—
__________
(1)    We purchased 2,729 shares during the three months ended March 31, 2021, which were acquired from our employees to cover required tax withholding on the vesting of shares granted under the BRP Group, Inc. Omnibus Incentive Plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On May 7, 2021, we entered into an amendment to the JPM Credit Agreement, under which (a) the financial covenant requiring the Company to maintain a Total First Lien Net Leverage Ratio (as defined in the JPM Credit Agreement) at or below 5.00 to 1.00 was amended to increase such level to 6.00 to 1.00, commencing with the Test Period (as defined in the JPM Credit Agreement) ending March 31, 2021, and (b) the financial covenant requiring the Company to maintain a Debt Service Coverage Ratio (as defined in the JPM Credit Agreement) at or above 2.25 to 1.00 was removed.
ITEM 6. EXHIBITS
The following exhibits are filed as a part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibit
10.1
Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on May 6, 2021).

10.2*
Amendment No. 1 to Credit Agreement, dated as of May 7, 2021, by and among Baldwin Risk Partners, LLC, a Delaware limited liability company, JPMorgan Chase Bank, N.A., as the Administrative Agent, the Guarantors party thereto, the Lenders party thereto and the Issuing Lenders party thereto.

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

BRP GROUP, INC.

Date: May 10, 2021	By:	/s/ Trevor L. Baldwin
Trevor L. Baldwin
Chief Executive Officer

Date: May 10, 2021	By:	/s/ Bradford Hale
Bradford Hale
Chief Financial Officer