Form 10-Q
period 2021-06-30
BRP Group, Inc.
filed 2021-08-09
CIK 1781755

_____________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021
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
4211 W. Boy Scout Blvd., Suite 800, Tampa, Florida 33607
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
As of August 4, 2021, there were 47,147,295 shares of Class A common stock outstanding and 52,543,601 shares of Class B common stock outstanding.

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
Book of Business    Insurance policies bound by us on behalf of our Clients
bps    Basis points
Clients    Our insureds
Colleagues    Our employees
Exchange Act    Securities Exchange Act of 1934, as amended
Insurance Company Partners    Insurance companies with which we have a contractual relationship
LIBOR    London Interbank Offered Rate
MGA    Managing General Agent
MSI    Millennial Specialty Insurance, a 2019 Partner
JPM Credit Agreement    Credit Agreement, dated as of October 14, 2020, between Baldwin Risk Partners, LLC, as borrower, JPMorgan Chase Bank, N.A., as the Administrative Agent, the Guarantors party thereto, the Lenders party thereto and the Issuing Lenders party thereto, as amended by the Amendment No. 1 to Credit Agreement dated as of May 7, 2021, Amendment No. 2 to Credit Agreement dated as of June 2, 2021 and Amendment No. 3 to Credit Agreement dated as of August 6, 2021
Operating Groups    Our reportable segments
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRP GROUP, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share and per share data)	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$224,479	$108,462
Restricted cash	51,505	33,560
Premiums, commissions and fees receivable, net	209,664	155,501
Prepaid expenses and other current assets	5,156	4,447
Due from related parties	—	19
Total current assets	490,804	301,989
Property and equipment, net	11,558	11,019
Other assets	14,885	11,084
Intangible assets, net	547,227	554,320
Goodwill	671,826	651,502
Total assets	$1,736,300	$1,529,914
Liabilities, Mezzanine Equity and Stockholders’ Equity
Current liabilities:
Premiums payable to insurance companies	$177,578	$135,576
Producer commissions payable	32,367	24,260
Accrued expenses and other current liabilities	49,639	47,490
Due to related parties	65	—
Current portion of long-term debt	5,000	4,000
Current portion of contingent earnout liabilities	90,160	6,094
Total current liabilities	354,809	217,420
Revolving lines of credit	20,000	—
Long-term debt, less current portion	477,985	381,382
Contingent earnout liabilities, less current portion	88,092	158,725
Other liabilities	3,067	2,419
Total liabilities	943,953	759,946
Commitments and contingencies (Note 14)
Mezzanine equity:
Redeemable noncontrolling interest	173	98
Stockholders’ equity:
Class A common stock, par value $0.01 per share, 300,000,000 shares authorized; 46,583,582 and 44,953,166 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	466	450
Class B common stock, par value $0.0001 per share, 100,000,000 shares authorized; 49,575,871 and 49,828,383 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	5	5
Additional paid-in capital	404,025	392,139
Accumulated deficit	(19,489)	(24,346)
Notes receivable from stockholders	(306)	(465)
Total stockholders’ equity attributable to BRP Group, Inc.	384,701	367,783
Noncontrolling interest	407,473	402,087
Total stockholders’ equity	792,174	769,870
Total liabilities, mezzanine equity and stockholders’ equity	$1,736,300	$1,529,914
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

(in thousands)	June 30, 2021	December 31, 2020
Assets of Consolidated Variable Interest Entities That Can Only be Used to Settle the Obligations of Consolidated Variable Interest Entities:
Cash and cash equivalents	$228	$143
Premiums, commissions and fees receivable, net	225	130
Total current assets	453	273
Property and equipment, net	19	21
Other assets	5	5
Total assets	$477	$299
Liabilities of Consolidated Variable Interest Entities for Which Creditors Do Not Have Recourse to the Company:
Premiums payable to insurance companies	$36	$5
Producer commissions payable	38	17
Accrued expenses and other current liabilities	12	10
Total liabilities	$86	$32

See accompanying Notes to Condensed Consolidated Financial Statements. 6

BRP GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except share and per share data)	2021	2020	2021	2020
Revenues:
Commissions and fees	$119,706	$51,268	$272,534	$105,427

Operating expenses:
Commissions, employee compensation and benefits	89,065	39,263	178,440	73,811
Other operating expenses	19,200	9,546	36,768	18,431
Amortization expense	10,742	4,450	21,279	8,046
Change in fair value of contingent consideration	13,325	4,581	11,822	6,242
Depreciation expense	573	240	1,167	405
Total operating expenses	132,905	58,080	249,476	106,935

Operating income (loss)	(13,199)	(6,812)	23,058	(1,508)

Other expense:
Interest expense, net	(5,848)	(1,047)	(11,491)	(1,632)
Other expense, net	(1,057)	—	(1,057)	—
Total other expense	(6,905)	(1,047)	(12,548)	(1,632)

Income (loss) before income taxes	(20,104)	(7,859)	10,510	(3,140)
Income tax provision	—	—	—	12
Net income (loss)	(20,104)	(7,859)	10,510	(3,152)
Less: net income (loss) attributable to noncontrolling interests	(10,348)	(4,271)	5,653	(1,032)
Net income (loss) attributable to BRP Group, Inc.	$(9,756)	$(3,588)	$4,857	$(2,120)

Comprehensive income (loss)	$(20,104)	$(7,859)	$10,510	$(3,152)
Comprehensive income (loss) attributable to noncontrolling interests	(10,348)	(4,271)	5,653	(1,032)
Comprehensive income (loss) attributable to BRP Group, Inc.	(9,756)	(3,588)	4,857	(2,120)

Basic earnings (loss) per share	$(0.22)	$(0.18)	$0.11	$(0.11)
Diluted earnings (loss) per share	$(0.22)	$(0.18)	$0.11	$(0.11)
Weighted-average shares of Class A common stock outstanding - basic	44,671,308	20,426,082	44,464,312	19,959,828
Weighted-average shares of Class A common stock outstanding - diluted	44,671,308	20,426,082	46,160,474	19,959,828

See accompanying Notes to Condensed Consolidated Financial Statements. 7

BRP GROUP, INC.
Condensed Consolidated Statements of Stockholders’ Equity and Mezzanine Equity
(Unaudited)

For the Three Months Ended June 30, 2021
	Stockholders’ Equity									Mezzanine Equity
	Class A Common Stock		Class B Common Stock
(in thousands, except share data)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Notes Receivable from Stockholders	Non-controlling Interest	Total	Redeemable Non-controlling Interest
Balance at March 31, 2021	45,925,711	$460	49,715,644	$5	$398,885	$(9,733)	$(349)	$416,253	$805,521	$125
Net income (loss)	—	—	—	—	—	(9,756)	—	(10,396)	(20,152)	48
Equity issued in business combinations	62,152	—	—	—	(1,773)	—	—	3,028	1,255	—
Share-based compensation, net of forfeitures	455,946	5	—	—	5,734	—	—	(232)	5,507	—
Redemption of Class B common stock	139,773	1	(139,773)	—	1,179	—	—	(1,180)	—	—
Repayment of stockholder notes receivable	—	—	—	—	—	—	43	—	43	—
Balance at June 30, 2021	46,583,582	$466	49,575,871	$5	$404,025	$(19,489)	$(306)	$407,473	$792,174	$173

For the Six Months Ended June 30, 2021
	Stockholders’ Equity									Mezzanine Equity
	Class A Common Stock		Class B Common Stock
(in thousands, except share data)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Notes Receivable from Stockholders	Non-controlling Interest	Total	Redeemable Non-controlling Interest
Balance at December 31, 2020	44,953,166	$450	49,828,383	$5	$392,139	$(24,346)	$(465)	$402,087	$769,870	$98
Net income	—	—	—	—	—	4,857	—	5,578	10,435	75
Equity issued in business combinations	216,284	2	—	—	1,859	—	—	1,853	3,714	—
Share-based compensation, net of forfeitures	1,161,620	12	—	—	7,979	—	—	5	7,996	—
Redemption of Class B common stock	252,512	2	(252,512)	—	2,048	—	—	(2,050)	—	—
Repayment of stockholder notes receivable	—	—	—	—	—	—	159	—	159	—
Balance at June 30, 2021	46,583,582	$466	49,575,871	$5	$404,025	$(19,489)	$(306)	$407,473	$792,174	$173

See accompanying Notes to Condensed Consolidated Financial Statements. 8

BRP GROUP, INC.
Condensed Consolidated Statements of Stockholders’ Equity and Mezzanine Equity (Continued)
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

See accompanying Notes to Condensed Consolidated Financial Statements. 9

BRP GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2021	2020
Cash flows from operating activities:
Net income (loss)	$10,510	$(3,152)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,446	8,451
Change in fair value of contingent consideration	11,822	6,242
Share-based compensation expense	8,087	3,117
Amortization of deferred financing costs	1,443	195
Change in fair value of interest rate caps	825	—
Payment of contingent earnout consideration in excess of purchase price accrual	(602)	(1,316)
Other fair value adjustments	94	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Premiums, commissions and fees receivable, net	(52,357)	(9,464)
Prepaid expenses and other current assets	(2,254)	(334)
Due from related parties	84	(78)
Accounts payable, accrued expenses and other current liabilities	49,321	39,983
Net cash provided by operating activities	49,419	43,644
Cash flows from investing activities:
Capital expenditures	(1,756)	(2,619)
Cash consideration paid for asset acquisitions, net of cash received	(1,575)	(695)
Cash consideration paid for business combinations, net of cash received	(24,276)	(224,112)
Net cash used in investing activities	(27,607)	(227,426)
Cash flows from financing activities:
Proceeds from issuance of Class A common stock, net of underwriting discounts	—	167,346
Redemption and repurchase of LLC Units and Class B common stock	—	(32,610)
Payment of common stock offering costs	—	(769)
Payment of contingent and guaranteed earnout consideration	(828)	(665)
Proceeds from revolving line of credit	20,000	185,637
Proceeds from long-term debt	97,914	—
Payments on long-term debt	(1,000)	—
Payments of debt issuance costs	(634)	(1,918)
Purchase of interest rate caps	(3,461)	—
Proceeds from repayment of stockholder notes receivable	159	115
Other	—	11
Net cash provided by financing activities	112,150	317,147
Net increase in cash and cash equivalents and restricted cash	133,962	133,365
Cash and cash equivalents and restricted cash at beginning of period	142,022	71,071
Cash and cash equivalents and restricted cash at end of period	$275,984	$204,436

See accompanying Notes to Condensed Consolidated Financial Statements. 10

BRP GROUP, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2021	2020
Supplemental schedule of cash flow information:
Cash paid during the period for interest	$11,024	$1,486
Disclosure of non-cash investing and financing activities:
Equity issued in business combinations	$3,714	$52,130
Contingent earnout liabilities assumed in business combinations	7,764	25,188
Noncash debt issuance costs incurred	3,823	—
Capital expenditures incurred but not yet paid	33	—

See accompanying Notes to Condensed Consolidated Financial Statements. 11

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

Recent Accounting Pronouncements
As an emerging growth company, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) permits the Company an extended transition period for complying with new or revised accounting standards affecting public companies. The Company has elected to use this extended transition period and adopt certain new accounting standards on the private company timeline, which means that the Company’s financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards on a non-delayed basis. The Company has elected the extended transition period for the adoption of the Accounting Standards Updates (“ASUs”) below, except those where early adoption was both permitted and elected.
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
3. Business Combinations
The Company completed five business combinations for an aggregate purchase price of $41.1 million during the six months ended June 30, 2021. In accordance with ASC Topic 805, Business Combinations (“Topic 805”), total consideration was first allocated to the fair value of assets acquired, including liabilities assumed, with the excess being recorded as goodwill. For financial statement purposes, goodwill is not amortized but rather is evaluated for impairment at least annually or more frequently if an event or change in circumstances occurs that indicates goodwill may be impaired. Goodwill is deductible for tax purposes and will be amortized over a period of 15 years.

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
The Company completed the following business combinations during the six months ended June 30, 2021:
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
•Tim Altman, Inc. (operating as “Only Medicare Solutions”), a Medicare Partner effective April 1, 2021, was made to expand the Company’s Pacific Northwest Medicare Advantage presence.
•Seniors’ Insurance Services of Washington, Inc. (“Seniors’ Insurance Services”), a Medicare Partner effective April 30, 2021, was made to strengthen and expand the Company’s Medicare presence in the Pacific Northwest.
•Mid-Continent Companies, Ltd. and Mid-Continent Securities Ltd. (“Mid-Continent”), a Middle Market Partner effective April 30, 2021, was made to expand the Company’s capabilities and Middle Market presence in Texas.
The operating results of these business combinations have been included in the condensed consolidated statements of comprehensive income (loss) since their respective acquisition dates. The Company recognized total revenues and net loss from these business combinations of $2.3 million and $785,000, respectively, for the six months ended June 30, 2021.
Acquisition-related costs incurred in connection with these business combinations are recorded in other operating expenses in the condensed consolidated statements of comprehensive income (loss). The Company incurred acquisition-related costs from these business combinations of $835,000 for the six months ended June 30, 2021.
Due to the complexity of valuing the consideration paid and the purchase price allocation and the timing of these activities, certain amounts included in the consolidated financial statements may be provisional and subject to additional adjustments within the measurement period as permitted by Topic 805. Specifically, the Company's valuations of premiums, commissions and fees receivable in accordance with Topic 606 are estimates subject to change based on relevant factors over the policy period. The valuations of intangible assets are also estimates based on assumptions of factors such as discount rates and growth rates. Accordingly, these assets are subject to measurement period adjustments as determined after the passage of time. Any measurement period adjustments related to prior period business combinations are reflected as current period adjustments in accordance with Topic 805. Refer to Note 8 for information regarding measurement period adjustments recorded during the six months ended June 30, 2021.

The table below provides a summary of the total consideration and the estimated purchase price allocations made for each of the business acquisitions that became effective during the six months ended June 30, 2021. The “All Others” column includes amounts for the Medicare Help Now, Only Medicare Solutions, Seniors’ Insurance Services and Mid-Continent business combinations.

(in thousands)	LeaseTrack	All Others	Totals
Cash consideration paid	$12,984	$14,021	$27,005
Fair value of contingent earnout consideration	6,116	1,648	7,764
Fair value of equity interest	1,652	2,062	3,714
Deferred payment	—	2,592	2,592
Total consideration	$20,752	$20,323	$41,075

Cash	$100	$155	$255
Restricted cash	2	—	2
Premiums, commissions and fees receivable	729	1,077	1,806
Property and equipment	43	—	43
Other assets	—	13	13
Intangible assets	5,200	11,797	16,997
Goodwill	15,026	7,553	22,579
Total assets acquired	21,100	20,595	41,695
Premiums payable to insurance companies	(318)	—	(318)
Producer commissions payable	(4)	(268)	(272)
Accrued expenses and other current liabilities	(26)	(4)	(30)
Total liabilities acquired	(348)	(272)	(620)
Net assets acquired	$20,752	$20,323	$41,075

Maximum potential contingent earnout consideration	$8,500	$10,462	$18,962
The factors contributing to the recognition of the amount of goodwill are based on expanding business presence into new geographic locations and service markets, strategic benefits expected to be realized from acquiring the Partners’ assembled workforce and technology, in addition to other synergies gained from integrating the Partners’ operations into our consolidated structure.
The intangible assets acquired in connection with business combinations during the six months ended June 30, 2021 have the following values and estimated weighted-average lives:

(in thousands, except weighted-average lives)	Amount	Weighted-Average Life
Purchased customer accounts	$9,669	17.9 years
Distributor relationships	4,858	20.0 years
Software	2,095	5.0 years
Trade names	375	4.6 years

Future annual estimated amortization expense over the next five years for intangible assets acquired in connection with business combinations during the six months ended June 30, 2021 is as follows:

(in thousands)	Amount
For the remainder of 2021	$568
2022	1,297
2023	1,265
2024	1,320
2025	1,391
The following unaudited pro forma consolidated results of operations are provided for illustrative purposes only and have been presented as if the acquisitions of LeaseTrack, Medicare Help Now, Only Medicare Solutions, Seniors’ Insurance Services and Mid-Continent occurred on January 1, 2020. This unaudited pro forma information should not be relied upon as being indicative of the historical results that would have been obtained if the acquisitions had occurred on that date, nor of the results that may be obtained in the future.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Pro forma results:
Revenues	$120,195	$52,880	$276,248	$110,724
Net income (loss)	(20,028)	(8,055)	12,081	(1,329)
Net income (loss) attributable to BRP Group, Inc.	(9,719)	(3,656)	5,614	(1,518)

Basic earnings (loss) per share	$(0.22)	$(0.18)	$0.13	$(0.08)
Diluted earnings (loss) per share	$(0.22)	$(0.18)	$0.12	$(0.08)
Weighted-average shares of Class A common stock outstanding - basic	44,686	20,642	44,537	20,176
Weighted-average shares of Class A common stock outstanding - diluted	44,686	20,642	46,239	20,176
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
The Company determined that it is the primary beneficiary of its VIEs, which, at June 30, 2021 and December 31, 2020, include Laureate Insurance Partners, LLC (“Laureate”), BKS Smith, LLC (“Smith”), BKS MS, LLC (“Saunders”) and BKS Partners Galati Marine Solutions, LLC (“Galati”). The Company has consolidated its VIEs into the consolidated financial statements.
Total revenues and expenses of the Company’s consolidated VIEs included in the condensed consolidated statements of comprehensive income (loss) were $250,000 and $161,000, respectively, for the three months ended June 30, 2021 and $165,000 and $150,000, respectively, for the three months ended June 30, 2020. Total revenues and expenses of the Company’s consolidated VIEs included in the condensed consolidated statements of comprehensive income (loss) were $463,000 and $317,000, respectively, for the six months ended June 30, 2021 and $403,000 and $339,000, respectively, for the six months ended June 30, 2020.

The assets of the consolidated VIEs can only be used to settle the obligations of the consolidated VIEs and the creditors of the liabilities of the consolidated VIEs do not have recourse to the Company. The following tables provide a summary of the carrying amounts of the assets and liabilities of the Company’s consolidated VIEs at each of the balance sheet dates:

	At June 30, 2021
(in thousands)	Laureate	Smith	Saunders	Total
Assets
Cash and cash equivalents	$193	$9	$26	$228
Premiums, commissions and fees receivable, net	—	120	105	225
Total current assets	193	129	131	453
Property and equipment, net	19	—	—	19
Other assets	5	—	—	5
Total assets	$217	$129	$131	$477
Liabilities
Premiums payable to insurance companies	$4	$32	$—	$36
Producer commissions payable	20	—	18	38
Accrued expenses and other current liabilities	12	—	—	12
Total liabilities	$36	$32	$18	$86

	At December 31, 2020
(in thousands)	Laureate	Smith	Saunders	Total
Assets
Cash and cash equivalents	$120	$5	$18	$143
Premiums, commissions and fees receivable, net	3	52	75	130
Total current assets	123	57	93	273
Property and equipment, net	21	—	—	21
Other assets	5	—	—	5
Total assets	$149	$57	$93	$299
Liabilities
Premiums payable to insurance companies	$4	$—	$1	$5
Producer commissions payable	—	4	13	17
Accrued expenses and other current liabilities	10	—	—	10
Total liabilities	$14	$4	$14	$32

5. Revenue
The following table provides disaggregated commissions and fees revenue by major source:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Direct bill revenue (1)	$50,358	$22,430	$144,863	$50,539
Agency bill revenue (2)	47,293	20,256	82,633	36,685
Profit-sharing revenue (3)	8,175	2,626	18,467	7,750
Policy fee and installment fee revenue (4)	4,792	3,653	9,268	7,035
Consulting and service fee revenue (5)	5,726	793	11,006	1,508
Other income (6)	3,362	1,510	6,297	1,910
Total commissions and fees	$119,706	$51,268	$272,534	$105,427
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

(in thousands)	June 30, 2021	December 31, 2020
Contract assets	$129,999	$80,213
Contract liabilities	17,778	11,606
During the six months ended June 30, 2021, the Company recognized revenue of $10.5 million related to the contract liabilities balance at December 31, 2020.
7. Deferred Commission Expense
The Company pays an incremental amount of compensation in the form of producer commissions on new business. In accordance with ASC Topic 340, Other Assets and Deferred Costs, these incremental costs are deferred and amortized over five years, which represents management’s estimate of the average benefit period for new business. Deferred commission expense represents employee commissions that are capitalized and not yet expensed and are included in other assets on the condensed consolidated balance sheets. The table below provides a rollforward of deferred commission expense for each of the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Balance at beginning of period	$5,164	$3,792	$4,751	$3,621
Costs capitalized	1,351	617	2,186	1,109
Amortization	(479)	(349)	(901)	(670)
Balance at end of period	$6,036	$4,060	$6,036	$4,060
8. Intangible Assets, Net and Goodwill
The Company recognizes certain separately identifiable intangible assets acquired in connection with business combinations and asset acquisitions. Refer to Note 3 for a summary of intangible assets acquired in connection with business combinations during the six months ended June 30, 2021. Intangible assets consist of the following:

	June 30, 2021			December 31, 2020
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Purchased customer accounts (1)	$508,613	$(34,370)	$474,243	$501,512	$(18,604)	$482,908
Distributor relationships	37,238	(2,157)	35,081	32,380	(1,377)	31,003
Software	32,828	(14,182)	18,646	30,828	(10,801)	20,027
Trade names (1)	14,658	(2,145)	12,513	14,439	(932)	13,507
Carrier relationships	7,859	(1,115)	6,744	7,859	(984)	6,875
Totals	$601,196	$(53,969)	$547,227	$587,018	$(32,698)	$554,320
__________
(1)    During the six months ended June 30, 2021, the Company recorded measurement period adjustments relating to certain businesses acquired in the fourth quarter of 2020, which decreased purchased customer accounts and trade names by $4.6 million and $156,000, respectively.
Amortization expense recorded for intangible assets was $10.7 million and $4.5 million for the three months ended June 30, 2021 and 2020, respectively, and $21.3 million and $8.0 million for the six months ended June 30, 2021 and 2020, respectively.

Refer to Note 3 for a summary of goodwill recorded in connection with business combinations during the six months ended June 30, 2021. The changes in carrying value of goodwill by Operating Group for the period are as follows:

(in thousands)	Middle Market	Specialty	MainStreet	Medicare	Total
Balance at December 31, 2020	$526,858	$65,319	$38,892	$20,433	$651,502
Goodwill of acquired businesses	3,374	15,026	—	4,179	22,579
Measurement period adjustments (1)	(2,255)	—	—	—	(2,255)
Balance at June 30, 2021	$527,977	$80,345	$38,892	$24,612	$671,826
__________
(1)    Measurement period adjustments relating to businesses acquired in the fourth quarter of 2020 increased accrued expenses and other current liabilities by $93,000, decreased property and equipment by $124,000 and decreased cash consideration by $2.5 million.
9. Long-Term Debt
On October 14, 2020, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A to provide senior secured credit facilities in an aggregate principal amount of $800.0 million (the "JPM Credit Agreement"), which consisted of (i) a term loan facility in the principal amount of $400.0 million maturing in 2027 (the “Existing Term Loan B”) and (ii) a revolving credit facility with commitments in an aggregate principal amount of $400.0 million maturing in 2025 (the “Revolving Facility”).
The Existing Term Loan B accrued interest at LIBOR plus 400 basis points (“bps”) with a floor of 4.75%. Borrowings under the Revolving Facility accrue interest at LIBOR plus 200 bps to LIBOR plus 300 bps based on the total net leverage ratio. The outstanding borrowings on the Revolving Facility of $20.0 million had an applicable interest rate of 2.34% at June 30, 2021. In addition, the Revolving Facility is subject to a commitment fee of 0.30%.
On May 7, 2021, the Company entered into Amendment No. 1 to the JPM Credit Agreement, under which (a) the financial covenant requiring the Company to maintain a Total First Lien Net Leverage Ratio (as defined in the JPM Credit Agreement) at or below 5.00 to 1.00 was amended to increase such level to 6.00 to 1.00, and (b) the financial covenant requiring the Company to maintain a Debt Service Coverage Ratio (as defined in the JPM Credit Agreement) at or above 2.25 to 1.00 was removed.
On June 2, 2021, the Company entered into Amendment No. 2 to the JPM Credit Agreement to provide for a new senior secured first lien term loan facility in an aggregate principal amount of $500.0 million maturing in 2027 (the “New Term Loan B”). The New Term Loan B bears interest at LIBOR plus 350 bps, subject to a LIBOR floor of 50 bps. The applicable interest rate on the Term Loan B at June 30, 2021 was 4.00%. The Company used a portion of the proceeds from the New Term Loan B to repay in full the Company’s obligations under the Existing Term Loan B. The remaining terms of the New Term Loan B and the terms of the Revolving Facility remained relatively unchanged.
The JPM Credit Agreement requires the Company to meet certain financial covenants and comply with customary affirmative and negative covenants as listed in the underlying agreement. The Company was in compliance with these covenants at June 30, 2021.
Interest Rate Caps
The Company entered into interest rate caps to mitigate its exposure to interest rate risk by limiting the impact of interest rate changes on cash flows. In March 2021, the Company executed three interest rate cap agreements, each with a notional amount of $300.0 million (the “Interest Rate Cap Agreements”), which collectively limit the exposure of the variable component of interest rates under its Term Loan B to a maximum of 4.75%. The Interest Rate Cap Agreements were entered into with financial institutions at positions with participating interest rate caps of 0.75%, 1.50%, and 2.50%, expiring on March 10, 2022, March 10, 2024 and March 8, 2026, respectively. The interest rate caps are recorded at an aggregate fair value of $2.6 million at June 30, 2021 and included as a component of other assets on the condensed consolidated balance sheets. The Company recorded a fair value loss of $825,000 related to the interest rate caps for the three and six months ended June 30, 2021, which is included as a component of other expense, net in the condensed consolidated statements of comprehensive income (loss).

10. Related Party Transactions
Commission Revenue
The Company serves as a broker for Holding Company of the Villages, Inc. (“The Villages”) and certain affiliated entities. Commission revenue recorded as a result of transactions with The Villages was $667,000 and $452,000 for the three months ended June 30, 2021 and 2020, respectively, and $1.3 million and $721,000 for the six months ended June 30, 2021 and 2020, respectively.
Rent Expense
The Company has various agreements to lease office space from wholly-owned subsidiaries of The Villages. Total rent expense incurred with respect to The Villages and its wholly-owned subsidiaries was $130,000 and $151,000 for the three months ended June 30, 2021 and 2020, respectively, and $261,000 and $284,000 for the six months ended June 30, 2021 and 2020, respectively.
The Company has various agreements to lease office space from other related party entities. Total rent expense incurred with respect to related parties other than The Villages was $524,000 and $516,000 for the three months ended June 30, 2021 and 2020, respectively, and $1.0 million and $764,000 for the six months ended June 30, 2021 and 2020, respectively.
11. Share-Based Compensation
Omnibus Incentive Plan and Partnership Inducement Award Plan
The Company has an Omnibus Incentive Plan (the “Omnibus Plan”) and a Partnership Inducement Award Plan (the “Inducement Plan” and collectively, the “Plans”) to motivate and reward Colleagues and other individuals, including those who join the Company through Partnerships, to perform at the highest level and contribute significantly to the Company’s success, thereby furthering the best interests of its shareholders. The Omnibus Plan and the Inducement Plan provide for the Company to make awards of 3,844,044 and 1,500,000 shares of Class A common stock, respectively, at June 30, 2021.
During the six months ended June 30, 2021, the Company made awards of restricted stock, unrestricted stock and performance-based restricted stock units under the Plans to its non-employee directors and Colleagues. Performance-based restricted stock unit awards were issued under the Omnibus Plan in connection with the Long-Term Incentive Plan, which is discussed in further detail below. Shares of unrestricted stock issued to directors during the six months ended June 30, 2021 were vested upon issuance while restricted stock issued to Colleagues, Risk Advisors and executive officers generally either cliff vest after 4 years or vest ratably over 3 to 5 years.
The following table summarizes the activity for non-vested awards granted by the Company under the Plans:

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at December 31, 2020	826,027	$15.92
Granted	1,331,672	28.92
Vested and settled	(161,335)	24.19
Forfeited	(26,611)	19.78
Outstanding at June 30, 2021	1,969,753	23.98
The total fair value of shares that vested and settled under the Plans during the six months ended June 30, 2021 was $3.9 million.
Share-based compensation includes expense recognized for management incentive units and advisor incentives, in addition to issuances under the Plans. The Company recognizes share-based compensation expense for the Plans net of actual forfeitures. The Company recorded total share-based compensation expense of $4.5 million and $2.0 million for the three months ended June 30, 2021 and 2020, respectively, and $8.1 million and $3.1 million for the six months ended June 30, 2021 and 2020, respectively, which is included in commissions, employee compensation and benefits expense in the condensed consolidated statements of comprehensive income (loss).

Long-Term Incentive Plan
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
During the periods presented, potentially dilutive securities include restricted stock awards and shares of Class B common stock that are cancellable upon the redemption or exchange, on a one-for-one basis, of LLC Units for shares of our Class A common stock. The 1,864,337 shares of unvested restricted Class A common stock were excluded from the diluted calculation for the three months ended June 30, 2021 and the 398,024 shares of unvested restricted Class A common stock were excluded from the diluted calculation for the three and six months ended June 30, 2020 as their inclusion would have been anti-dilutive because the Company was in a net loss position during these periods. In addition, the 49,575,871 and 45,458,763 outstanding shares of Class B common stock and the corresponding LLC Units have been excluded from the diluted calculation for all periods presented because including them on an “if-converted” basis would have an anti-dilutive effect. The shares of Class B common stock do not share in the earnings or losses attributable to BRP Group, and therefore, are not participating securities. Accordingly, a separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been included.
The following is a calculation of the basic and diluted weighted-average number of shares of Class A common stock outstanding and earnings (loss) per share for the three and six months ended June 30, 2021 and 2020.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Basic earnings (loss) per share:
Net income (loss) attributable to BRP Group, Inc.	$(9,756)	$(3,588)	$4,857	$(2,120)
Shares used for basic earnings (loss) per share:
Weighted-average shares of Class A common stock outstanding - basic	44,671	20,426	44,464	19,960
Basic earnings (loss) per share	$(0.22)	$(0.18)	$0.11	$(0.11)

Diluted earnings (loss) per share:
Net income (loss) attributable to BRP Group, Inc.	$(9,756)	$(3,588)	$4,857	$(2,120)
Shares used for diluted earnings (loss) per share:
Weighted-average shares of Class A common stock outstanding	44,671	20,426	44,464	19,960
Dilutive effect of unvested restricted shares of Class A common stock	—	—	1,696	—
Weighted-average shares of Class A common stock outstanding - diluted	44,671	20,426	46,160	19,960
Diluted earnings (loss) per share	$(0.22)	$(0.18)	$0.11	$(0.11)

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

(in thousands)	June 30, 2021	December 31, 2020
Level 2
Interest rate caps	$2,636	$—
Level 2 Assets	$2,636	$—
Level 3
Contingent earnout liabilities	$178,252	$164,819
Level 3 Liabilities	$178,252	$164,819
Methodologies used for assets and liabilities measured at fair value on a recurring basis within Level 3 of the fair value hierarchy at June 30, 2021 and December 31, 2020 are based on limited unobservable inputs. These methods may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.
The fair value of interest rate caps was $2.6 million at June 30, 2021. The fair value of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.
The fair value of contingent earnout liabilities is based on sales projections for the acquired entities, which are reassessed each reporting period. Based on the Company’s ongoing assessment of the fair value of its contingent earnout liabilities, the Company recorded a net increase in the estimated fair value of such liabilities of $11.8 million for the six months ended June 30, 2021. The Company has assessed the maximum estimated exposure to the contingent earnout liabilities to be $531.0 million at June 30, 2021.

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
The fair value of the contingent earnout liabilities is based on the present value of the expected future payments to be made to Partners in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, the Company estimates the Partner’s future performance using financial projections developed by management for the Partner and market participant assumptions that were derived for revenue growth, profitability based on earnings before income taxes, depreciation and amortization (“EBITDA”), or the number of rental units tracked. Revenue and EBITDA growth rates generally ranged from 10% to 24% at June 30, 2021 and from 7% to 20% at December 31, 2020. The Company estimates future payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. These payments are discounted to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of the Partner to achieve the targets. These discount rates generally ranged from 5.25% to 18.50% at June 30, 2021 and from 5.00% to 18.00% at December 31, 2020. Changes in financial projections, market participant assumptions for revenue growth and profitability, or the risk-adjusted discount rate, would result in a change in the fair value of contingent consideration.
The following table sets forth a summary of the changes in the fair value of the Company’s contingently returnable consideration and contingent earnout liabilities, which are measured at fair value on a recurring basis utilizing Level 3 assumptions in their valuation:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2021 (1)	2020	2020	2021 (1)	2020	2020
(in thousands)	Contingent Earnout Liabilities	Contingently Returnable Consideration	Contingent Earnout Liabilities	Contingent Earnout Liabilities	Contingently Returnable Consideration	Contingent Earnout Liabilities
Balance at beginning of period	$165,283	$258	$53,855	$164,819	$70	$48,769
Fair value of contingent consideration issuances (2)	1,074	—	21,951	3,041	—	25,188
Change in fair value of contingent consideration	13,325	129	4,710	11,822	317	6,559
Payment of contingent consideration	(1,430)	—	(1,981)	(1,430)	—	(1,981)
Balance at end of period	$178,252	$387	$78,535	$178,252	$387	$78,535
__________
(1)    There was no contingently returnable consideration at June 30, 2021 or December 31, 2020.
(2)    During the six months ended June 30, 2021, the Company recorded measurement period adjustments relating to businesses acquired in the fourth quarter of 2020. These adjustments decreased contingent earnout liabilities by $4.7 million, which offsets issuances of $7.8 million from business combinations in the current period.
Substantially all of the change in fair value of contingent consideration during the six months ended June 30, 2021 and 2020 related to assets and liabilities that were held at the end of the respective periods.
Fair Value of Other Financial Instruments
The fair value of long-term debt is classified as Level 2 within the fair value hierarchy. Fair value is based on an estimate using a discounted cash flow analysis based on current borrowing rates for similar types of borrowing arrangements. The fair value of long-term debt was approximately $484.1 million at June 30, 2021 compared to a carrying value of $500.0 million. The fair value of long-term debt was approximately $402.0 million at December 31, 2020 compared to a carrying value of $399.0 million. The carrying value of long-term debt is netted against unamortized debt discount and issuance costs of $17.0 million and $13.6 million at June 30, 2021 and December 31, 2020, respectively, for balance sheet presentation.

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

	For the Three Months Ended June 30, 2021
(in thousands)	Middle Market	Specialty	MainStreet	Medicare	Corporate and Other	Total
Commissions and fees (1)	$76,109	$30,105	$8,576	$5,152	$(236)	$119,706
Net income (loss)	(5,699)	1,640	978	468	(17,491)	(20,104)
__________
(1)    The Middle Market Operating Group recorded intercompany commissions and fees revenue from activity with the Specialty Operating Group of $109,000 for the three months ended June 30, 2021. The MainStreet Operating Group recorded intercompany commissions and fees revenue from activity with the Middle Market Operating Group of $61,000 for the three months ended June 30, 2021. The Medicare Operating group recorded intercompany commissions and fees revenue from activity with itself of $66,000 for the three months ended June 30, 2021. These intercompany commissions and fees are eliminated through Corporate and Other.

	For the Three Months Ended June 30, 2020
(in thousands)	Middle Market	Specialty	MainStreet	Medicare	Corporate and Other	Total
Commissions and fees	$20,718	$19,456	$7,704	$3,390	$—	$51,268
Net income (loss)	2,425	(3,223)	956	(167)	(7,850)	(7,859)

	For the Six Months Ended June 30, 2021
(in thousands)	Middle Market	Specialty	MainStreet	Medicare	Corporate and Other	Total
Commissions and fees (1)	$186,664	$55,187	$16,798	$14,604	$(719)	$272,534
Net income (loss)	35,755	3,473	2,272	2,750	(33,740)	10,510
__________
(1)    The Middle Market Operating Group recorded intercompany commissions and fees revenue from activity with the Specialty Operating Group of $468,000 for the six months ended June 30, 2021. The MainStreet Operating Group recorded intercompany commissions and fees revenue from activity with the Middle Market Operating Group of $91,000 for the six months ended June 30, 2021. The Medicare Operating group recorded intercompany commissions and fees revenue from activity with itself of $160,000 for the six months ended June 30, 2021. These intercompany commissions and fees are eliminated through Corporate and Other.

	For the Six Months Ended June 30, 2020
(in thousands)	Middle Market	Specialty	MainStreet	Medicare	Corporate and Other	Total
Commissions and fees	$42,750	$36,872	$16,012	$9,793	$—	$105,427
Net income (loss)	10,614	(4,912)	2,200	2,447	(13,501)	$(3,152)

(in thousands)	Middle Market	Specialty	MainStreet	Medicare	Corporate and Other	Total
Total assets at June 30, 2021	$1,266,614	$214,940	$57,730	$54,958	$142,058	$1,736,300
Total assets at December 31, 2020	1,194,185	188,360	58,957	43,675	44,737	1,529,914
16. Subsequent Events
Business Partnerships
On July 1, 2021, the Company purchased certain assets and intellectual and intangible rights and assumed certain liabilities of RogersGray Inc., Breakwater Brokerage, LLC and Monomoy Insurance Group, LLC (collectively, “RogersGray”) for upfront consideration consisting of $138.1 million of cash (which was reduced by the value of shares of Class A common stock issued to RogersGray colleagues in connection with the Partnership) and 1,950,232 LLC Units (and the corresponding 1,950,232 shares of Class B common stock). RogersGray will also have the opportunity to receive additional contingent consideration payable in cash, shares of Class A common stock, or a combination of both at the Company’s sole option. The Partnership enhances and further expands the Company’s geographic footprint and product offerings in New England and the broader Northeast region. The Company has not yet completed its evaluation and determination of consideration paid, certain assets and liabilities acquired, or treatment of this transaction as either a business combination or asset acquisition in accordance with Topic 805.
On August 2, 2021, the Company purchased certain assets and intellectual and intangible rights and assumed certain liabilities of FounderShield LLC, AlphaRoot LLC, ReShield LLC, and Scale Underwriting Services LLC (collectively, “FounderShield”) for upfront consideration consisting of $26.7 million of cash (which was reduced by the value of shares of Class A common stock issued to FounderShield colleagues in connection with the Partnership), 304,628 shares of Class A common stock and 364,174 LLC Units (and the corresponding 364,174 shares of Class B common stock). FounderShield will also have the opportunity to receive additional contingent consideration payable in cash, shares of Class A common stock, or a combination of both at the Company’s sole option. The Partnership brings to BRP Group unique expertise for rapidly-scaling companies in numerous high-growth industry verticals across the Technology & Fintech, Life Sciences and Emerging Markets sectors. The Company has not yet completed its evaluation and determination of consideration paid, certain assets and liabilities acquired, or treatment of this transaction as either a business combination or asset acquisition in accordance with Topic 805.

On August 2, 2021, the Company purchased certain assets and intellectual and intangible rights and assumed certain liabilities of The Capital Group, LLC, The Capital Group Association Consultants, LLC, US Underwriters, LLC, and TCG Financial Management Company, LLC, including the membership interests of The Capital Group Investment Advisory Services, LLC (collectively, “TCG”) for upfront consideration consisting of $40.4 million of cash (which was reduced by the value of shares of Class A common stock issued to TCG colleagues in connection with the Partnership) and 653,324 LLC Units (and the corresponding 653,324 shares of Class B common stock). TCG will also have the opportunity to receive additional contingent consideration payable in cash, shares of Class A common stock, or a combination of both at the Company’s sole option. The Partnership adds scale and density in the critical D.C. Metro region. The Company has not yet completed its evaluation and determination of consideration paid, certain assets and liabilities acquired, or treatment of this transaction as either a business combination or asset acquisition in accordance with Topic 805.
JPM Credit Agreement
On August 6, 2021, the Company entered into Amendment No. 3 to the JPM Credit Agreement, under which the aggregate principal amount of the Revolving Facility was increased from $400.0 million to $475.0 million. The other terms of the Revolving Facility and the terms of the New Term Loan B remained unchanged.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 11, 2021. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A. Risk Factors and Note Regarding Forward-Looking Statements included elsewhere in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K.
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
We represent over 600,000 Clients across the United States and internationally. Our 2,100 Colleagues include approximately 340 Risk Advisors, who are fiercely independent, relentlessly competitive and “insurance geeks.” We have approximately 100 offices in 18 states, all of which are equipped to provide diversified products and services to empower our clients at every stage through our four Operating Groups.
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
We completed five Partnerships for an aggregate purchase price of $41.1 million during the six months ended June 30, 2021 and nine Partnerships for an aggregate purchase price of $309.4 million during the six months ended June 30, 2020. Partnerships completed during 2021 added $1.8 million of premiums, commissions and fees receivable, $17.0 million of intangible assets and $22.6 million of goodwill to the condensed consolidated balance sheet.
We entered into Amendment No. 2 to the JPM Credit Agreement in June 2021 for an upsized, new $500 million senior secured first lien term loan facility maturing in 2027 (the “New Term Loan B”), which represented a $100 million increase in the aggregate principal amount of our existing senior secured first lien term loan facility, and Amendment No. 3 to the JPM Credit Agreement in August 2021 for an upsize of the aggregate principal amount of the revolving credit facility thereunder from $400.0 million to $475.0 million. These transactions provide us incremental capacity to assist in funding our Partnership pipeline with a reduction in our cost of capital.
For additional information on the Partnerships that we have completed during 2021, see Note 3 to our condensed consolidated financial statements included in Part I, Item 1. Financial Statements of this report.
NOVEL CORONAVIRUS (COVID-19)
The extent to which the COVID-19 pandemic and the related economic impact may affect our financial condition or results of operations is uncertain. The extent of the impact on our operational and financial performance will depend on various factors, including the availability, effectiveness and utilization of vaccines for COVID-19 and its variant strains, new information that may emerge concerning the severity of COVID-19 and its variants, actions to contain or limit their spread, including any related federal, state or local governmental orders or restrictions and the duration and spread of the outbreak.
Our Clients and Colleagues remain our first priority and we will continue to evaluate conditions with their safety in mind. We have funded the BRP True North Colleague Fund to assist with relief for COVID-19 and other qualifying disasters for our Colleagues experiencing extraordinary hardship and are currently matching Colleague donations dollar-for-dollar.
We intend to continue to execute on our strategic plans and operational initiatives during the pandemic. However, given the uncertainty regarding the spread and severity of COVID-19 and its variant strains, the nature of societal responses and the adverse effects on the national and global economy, the related financial impact on our business cannot be accurately predicted at this time. See Part I, Item 1A. “Risk Factors - The ongoing novel coronavirus (COVID-19) pandemic could and resulting government actions (including travel bans, lock downs, maximum occupancy limits and similar actions) could result in declines in business and increases in claims that could adversely affect our business, financial condition and results of operations” in our Annual Report on Form 10-K filed with the SEC on March 11, 2021.
RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements for the three and six months ended June 30, 2021 and the related notes and other financial information included elsewhere in this report. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on March 11, 2021.

The following is a discussion of our consolidated results of operations for the three and six months ended June 30, 2021 and 2020.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2021	2020	Variance	2021	2020	Variance
Revenues:
Commissions and fees	$119,706	$51,268	$68,438	$272,534	$105,427	$167,107

Operating expenses:
Commissions, employee compensation and benefits	89,065	39,263	49,802	178,440	73,811	104,629
Other operating expenses	19,200	9,546	9,654	36,768	18,431	18,337
Amortization expense	10,742	4,450	6,292	21,279	8,046	13,233
Change in fair value of contingent consideration	13,325	4,581	8,744	11,822	6,242	5,580
Depreciation expense	573	240	333	1,167	405	762
Total operating expenses	132,905	58,080	74,825	249,476	106,935	142,541

Operating income (loss)	(13,199)	(6,812)	(6,387)	23,058	(1,508)	24,566

Other expense:
Interest expense, net	(5,848)	(1,047)	(4,801)	(11,491)	(1,632)	(9,859)
Other expense, net	(1,057)	—	(1,057)	(1,057)	—	(1,057)
Total other expense	(6,905)	(1,047)	(5,858)	(12,548)	(1,632)	(10,916)

Income (loss) before income taxes	(20,104)	(7,859)	(12,245)	10,510	(3,140)	13,650
Income tax provision	—	—	—	—	12	(12)
Net income (loss)	(20,104)	(7,859)	(12,245)	10,510	(3,152)	13,662
Less: net income (loss) attributable to noncontrolling interests	(10,348)	(4,271)	(6,077)	5,653	(1,032)	6,685
Net income (loss) attributable to BRP Group, Inc.	$(9,756)	$(3,588)	$(6,168)	$4,857	$(2,120)	$6,977

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
Commissions and fees increased $68.4 million and $167.1 million for the three and six months ended June 30, 2021 as compared to the same periods of 2020, respectively. This increase was related to amounts attributable to Partners acquired during 2020 and 2021 prior to their having reached the twelve-month owned mark (such amounts, the “Partnership Contribution”) and organic growth. The Partnership Contribution accounted for $51.9 million and $143.1 million of the increase to commissions and fees for the quarter and year-to-date periods, respectively, and organic growth accounted for $16.5 million and $23.9 million of the increase for the quarter and year-to-date periods, respectively.

Major Sources of Commissions and Fees
The following table sets forth our commissions and fees by major source for the periods indicated:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2021	2020	Variance	2021	2020	Variance
Direct bill revenue	$50,358	$22,430	$27,928	$144,863	$50,539	$94,324
Agency bill revenue	47,293	20,256	27,037	82,633	36,685	45,948
Profit-sharing revenue	8,175	2,626	5,549	18,467	7,750	10,717
Policy fee and installment fee revenue	4,792	3,653	1,139	9,268	7,035	2,233
Consulting and service fee revenue	5,726	793	4,933	11,006	1,508	9,498
Other income	3,362	1,510	1,852	6,297	1,910	4,387
Total commissions and fees	$119,706	$51,268	$68,438	$272,534	$105,427	$167,107
Direct bill revenue represents commission revenue earned by providing insurance placement services to Clients, primarily for private risk management, commercial risk management, employee benefits and Medicare insurance types. Direct bill revenue increased $27.9 million and $94.3 million for the three and six months ended June 30, 2021 as compared to the same periods of 2020, respectively. The Partnership Contribution accounted for $24.0 million and $88.0 million of the increase to direct bill revenue for the quarter and year-to-date periods, respectively. Organic growth for direct bill revenue was $3.9 million and $6.3 million for the quarter and year-to-date periods, respectively.
Agency bill revenue primarily represents commission revenue earned by providing insurance placement services to clients wherein we act as an agent on behalf of the Client. Agency bill revenue increased $27.0 million and $45.9 million for the three and six months ended June 30, 2021 as compared to the same periods of 2020, respectively. The Partnership Contribution accounted for $18.5 million and $34.2 million of the increase to agency bill revenue for the quarter and year-to-date periods, respectively. Organic growth for agency bill revenue was $8.5 million and $11.8 million for the quarter and year-to-date periods, respectively.
Profit-sharing revenue represents bonus-type or contingent revenue that is earned by us as a sales incentive provided by certain Insurance Company Partners. Profit-sharing revenue increased $5.5 million and $10.7 million for the three and six months ended June 30, 2021 as compared to the same periods of 2020, respectively, as a result of the Partnership Contribution of $4.8 million and $10.2 million, respectively, and organic growth of $0.7 million and $0.5 million, respectively. Profit-sharing revenue was affected by higher loss ratios in our Middle Market and MainStreet Operating Groups, which is particularly acute in the Florida homeowners marketplace.
Policy fee and installment fee revenue represents revenue earned for acting in the capacity of an MGA and providing payment processing and services and other administrative functions on behalf of Insurance Company Partners. Policy fee and installment fee revenue increased $1.1 million and $2.2 million during the three and six months ended June 30, 2021 as compared to the same periods of 2020, respectively. These fees are generated by our Specialty Operating Group.
Consulting and service fee revenue represents fees received in lieu of a commission and specialty insurance consulting revenue. Consulting and service fee revenue increased $4.9 million and $9.5 million for the three and six months ended June 30, 2021 as compared to the same periods of 2020, respectively, as a result of the Partnership Contribution of $3.1 million and $7.0 million, respectively, and organic growth of $1.8 million and $2.5 million, respectively.
Other income consists of Medicare marketing income that is based on agreed-upon cost reimbursement for fulfilling specific targeted marketing campaigns in addition to other fee income and premium financing income generated across all Operating Groups. Other income increased $1.9 million and $4.4 million for the three and six months ended June 30, 2021 as compared to the same periods of 2020, respectively. The Partnership Contribution accounted for $1.5 million and $3.9 million for the quarter and year-to-date periods, respectively, and organic growth comprised $0.4 million and $0.5 million for the quarter and year-to-date periods, respectively.

Commissions, Employee Compensation and Benefits
Commissions, employee compensation and benefits is our largest expense. It consists of (a) base compensation comprising salary, bonuses and benefits paid and payable to Colleagues, commissions paid to Colleagues and outside commissions paid to others; and (b) equity-based compensation associated with the grants of restricted stock awards to senior management, Colleagues, Risk Advisors and executives. We expect to continue to experience a general rise in commissions, employee compensation and benefits expense commensurate with expected growth in our sales and headcount and as a result of increasing employee compensation related to ongoing public company costs. We operate in competitive markets for human capital and need to maintain competitive compensation levels as we expand geographically and create new products and services.
Our compensation arrangements with our employees contain significant bonus or commission components driven by the results of our operations. Therefore, as we grow commissions and fees, we expect compensation costs to rise.
Commissions, employee compensation and benefits expenses increased $49.8 million and $104.6 million for the three and six months ended June 30, 2021 as compared to the same periods of 2020, respectively. The Partnership Contribution accounted for $34.7 million and $78.4 million of the increase to commissions, employee compensation and benefits for the quarter and year-to-date periods, respectively. Share-based compensation expense increased $2.6 million and $5.0 million, respectively, as a result of equity grants awarded to all newly hired Colleagues, including those who joined us through Partnerships, and grants to reward Colleagues, including members of senior management. The remaining increase in commissions, employee compensation and benefits expense can be attributed to higher commissions expense relating to our organic growth and higher compensation and benefits relating to hiring to support our growth.
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
Other operating expenses increased $9.7 million for the three months ended June 30, 2021 as compared to the same period of 2020, which was primarily attributable to increases in rent expense of $2.0 million relating to expansion of our operating locations, professional fees of $1.6 million related to Partnership transactions and public company costs, dues and subscriptions of $1.2 million from our investment in technology to support our growth, travel and entertainment of $1.1 million relating to Partnership travel and lodging, software and internet of $1.1 million relating to Partners who joined us in 2020 and consulting fees of $0.7 million relating to our investment in technology to support our growth.
Other operating expenses increased $18.3 million for the six months ended June 30, 2021 as compared to the same period of 2020, which was primarily attributable to increases in rent expense of $4.7 million relating to expansion of our corporate offices and operating locations, dues and subscriptions of $2.7 million from our investment in technology to support our growth, professional fees of $2.3 million related to Partnership transactions and public company costs, software and internet of $2.0 million relating to Partners who joined us in 2020, travel and entertainment of $1.1 million relating to Partnership travel and lodging costs, consulting fees of $1.4 million relating to our investment in technology to support our growth, licenses and taxes of $0.7 million and advertising and marketing of $0.6 million.
Amortization Expense
Amortization expense increased $6.3 million and $13.2 million for the three and six months ended June 30, 2021 as compared to the same periods of 2020, respectively, which was driven by amortization related to Partners acquired over the past twelve months.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration was $13.3 million for the three months ended June 30, 2021 as compared to $4.6 million for the same period of 2020. Change in fair value of contingent consideration was $11.8 million for the six months ended June 30, 2021 as compared to $6.2 million for the same period of 2020. The change in fair value of contingent consideration results from fluctuations in the value of the relevant measurement basis, normally revenue or EBITDA, of our Partners.

Interest Expense, Net
Interest expense, net increased $4.8 million and $9.9 million for the three and six months ended June 30, 2021 as compared to the same periods of 2020, respectively, resulting from a higher average interest rate and higher average borrowings under the JPM Credit Agreement in effect during the first half of 2021 compared to the credit facilities in place during the first half of 2020.
FINANCIAL CONDITION - COMPARISON OF JUNE 30, 2021 TO DECEMBER 31, 2020
Our total assets and total liabilities increased $206.4 million and $184.0 million, respectively, at June 30, 2021 as compared to December 31, 2020. The most significant changes in assets and liabilities are described below.
Cash and cash equivalents and restricted cash increased $134.0 million as a result of operating, investing and financing activities illustrated in the condensed consolidated statement of cash flows and discussed further under the Sources and Uses of Cash section below.
Premiums, commissions and fees receivable, net increased $54.2 million as a result of revenue growth and the timing of revenue recognition under direct bill policies in employee benefits for which payment is received monthly through the duration of the year.
Goodwill increased $20.3 million as a result of Partnerships completed during the first half of 202, offset in part by measurement period adjustments for certain Partnerships formed in the fourth quarter 2020.
Premiums payable to insurance companies and producer commissions payable increased $42.0 million and $8.1 million, respectively, as a result of revenue growth.
Revolving lines of credit increased $20.0 million as a result of borrowing on our Revolving Facility for general working capital purposes in the second quarter of 2021.
Long-term debt increased $97.6 million as a result of having upsized our term loan to $500.0 million during the second quarter of 2021.
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

Adjusted EBITDA and Adjusted EBITDA Margin
The following table reconciles Adjusted EBITDA and Adjusted EBITDA Margin to net income (loss), which we consider to be the most directly comparable GAAP financial measure to Adjusted EBITDA and Adjusted EBITDA Margin:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except percentages)	2021	2020	2021	2020
Commissions and fees	$119,706	$51,268	$272,534	$105,427

Net income (loss)	$(20,104)	$(7,859)	$10,510	$(3,152)
Adjustments to net income (loss):
Amortization expense	10,742	4,450	21,279	8,046
Change in fair value of contingent consideration	13,325	4,581	11,822	6,242
Interest expense, net	5,848	1,047	11,491	1,632
Share-based compensation	4,545	1,978	8,087	3,117
Transaction-related Partnership expenses	3,225	2,020	5,670	3,868
Depreciation expense	573	240	1,167	405
Change in fair value of interest rate caps	825	—	825	—
Capital related expenses	—	1,000	—	1,000
Severance related to Partnership activity	—	360	—	413
Income tax provision	—	—	—	12
Other	1,412	568	2,271	834
Adjusted EBITDA	$20,391	$8,385	$73,122	$22,417
Adjusted EBITDA Margin	17%	16%	27%	21%
Organic Revenue and Organic Revenue Growth
The following table reconciles Organic Revenue to commissions and fees, which we consider to be the most directly comparable GAAP financial measure to Organic Revenue:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except percentages)	2021	2020	2021	2020
Commissions and fees	$119,706	$51,268	$272,534	$105,427
Partnership commissions and fees (1)	(51,893)	(12,064)	(143,108)	(34,932)
Organic Revenue	$67,813	$39,204	$129,426	$70,495
Organic Revenue Growth (2)	$16,482	$6,130	$23,929	$7,584
Organic Revenue Growth % (2)	32%	19%	23%	12%
__________
(1)    Includes the first twelve months of such commissions and fees generated from newly acquired Partners. Amount for the six months ended June 30, 2021 is reduced by approximately $830,000 for the timing of certain cash receipts that were fully constrained under ASC 606 in the post-partnership period for our partnership with Agency RM, which closed February 1, 2020.
(2)    Organic Revenue for the three and six months ended June 30, 2020 used to calculate Organic Revenue Growth for the three and six months ended June 30, 2021 was $51.3 million and $105.5 million, respectively, which is adjusted to reflect revenues from Partnerships that reached the twelve-month owned mark during the three and six months ended June 30, 2021.

Adjusted Net Income and Adjusted Diluted EPS
The following table reconciles Adjusted Net Income to net income (loss) attributable to BRP Group, Inc. and reconciles Adjusted Diluted EPS to diluted earnings (loss) per share attributable to BRP Group, Inc. Class A common stock:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Net income (loss) attributable to BRP Group, Inc.	$(9,756)	$(3,588)	$4,857	$(2,120)
Net income (loss) attributable to noncontrolling interests	(10,348)	(4,271)	5,653	(1,032)
Amortization expense	10,742	4,450	21,279	8,046
Change in fair value of contingent consideration	13,325	4,581	11,822	6,242
Share-based compensation	4,545	1,978	8,087	3,117
Transaction-related Partnership expenses	3,225	2,020	5,670	3,868
Amortization of deferred financing costs	750	119	1,443	195
Change in fair value of interest rate caps	825	—	825	—
Capital related expenses	—	1,000	—	1,000
Severance related to Partnership activity	—	360	—	413
Other	1,412	568	2,271	834
Adjusted pre-tax income	14,720	7,217	61,907	20,563
Adjusted income taxes (1)	1,457	715	6,129	2,036
Adjusted Net Income	$13,263	$6,502	$55,778	$18,527

Weighted-average shares of Class A common stock outstanding - diluted	44,671	20,426	46,160	19,960
Dilutive effect of unvested restricted shares of Class A common stock	1,862	365	—	344
Exchange of Class B shares (2)	49,600	45,466	49,694	44,503
Adjusted dilutive weighted-average shares outstanding	96,133	66,257	95,854	64,807

Adjusted Diluted EPS	$0.14	$0.10	$0.58	$0.29

Diluted earnings (loss) per share	$(0.22)	$(0.18)	$0.11	$(0.11)
Effect of exchange of Class B shares and net income attributable to noncontrolling interests per share	0.01	0.06	—	0.06
Other adjustments to earnings per share	0.37	0.23	0.53	0.37
Adjusted income taxes per share	(0.02)	(0.01)	(0.06)	(0.03)
Adjusted Diluted EPS	$0.14	$0.10	$0.58	$0.29
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
The following table sets forth our commissions and fees by Operating Group by amount and as a percentage of our commissions and fees:

Commissions and Fees by Operating Group (in thousands, except percentages)
	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2021		2020		Variance		2021		2020		Variance
Operating Group	Amount	Percent of Business	Amount	Percent of Business	Amount	%	Amount	Percent of Business	Amount	Percent of Business	Amount	%
Middle Market	$76,109	64%	$20,718	40%	$55,391	267%	$186,664	68%	$42,750	41%	$143,914	337%
Specialty	30,105	25%	19,456	38%	10,649	55%	55,187	20%	36,872	35%	18,315	50%
MainStreet	8,576	7%	7,704	15%	872	11%	16,798	6%	16,012	15%	786	5%
Medicare	5,152	4%	3,390	7%	1,762	52%	14,604	5%	9,793	9%	4,811	49%
Corporate and Other	(236)	—%	—	—%	(236)	—%	(719)	—%	—	—%	(719)	—%
	$119,706		$51,268		$68,438		$272,534		$105,427		$167,107
Commissions and fees for our Middle Market Operating Group increased $55.4 million for the second quarter of 2021 as compared to the same period of 2020 as a result of the Partnership Contribution of $50.0 million and organic growth of $5.4 million. Middle Market experienced organic growth in base commissions and fees of $2.9 million, consulting and service fees of $1.8 million and contingents of $0.4 million during the period.
Commissions and fees for our Middle Market Operating Group increased $143.9 million for the first half of 2021 as compared to the same period of 2020 as a result of the Partnership Contribution of $137.1 million and organic growth of $6.8 million. Middle Market experienced organic growth in base commissions and fees of $3.9 million, consulting and service fees of $2.5 million and contingents of $0.2 million during the period.
Commissions and fees for our Specialty Operating Group increased $10.6 million for the second quarter of 2021 as compared to the same period of 2020 as a result of organic growth of $9.8 million, which is attributable to growth in our renter’s insurance product and Connected Risk Solutions, in addition to the Partnership Contribution of $0.9 million.
Commissions and fees for our Specialty Operating Group increased $18.3 million for the first half of 2021 as compared to the same period of 2020 as a result of organic growth of $16.6 million, which is attributable to growth in our renter’s insurance product and Connected Risk Solutions, in addition to the Partnership Contribution of $1.7 million.
Policies in force for Specialty’s MGA of the Future grew by 159,307, or 36%, to 605,295 at June 30, 2021 from 445,988 at June 30, 2020.
Commissions and fees for our MainStreet Operating Group increased $0.9 million for the second quarter of 2021 as compared to the same period of 2020 primarily as a result of organic growth in base commissions and fees.
Commissions and fees for our MainStreet Operating Group increased $0.8 million for the first half of 2021 as compared to the same period of 2020. MainStreet had organic growth in base commissions and fees of $1.4 million, which was offset in part by a decrease in organic contingent revenue of $0.8 million resulting from higher loss ratios due to challenges in the Florida insurance marketplace.

Commissions and fees for our Medicare Operating Group increased $1.8 million for the second quarter of 2021 as compared to the same period of 2020 as a result of the Partnership Contribution of $1.2 million and organic growth of $0.6 million.
Commissions and fees for our Medicare Operating Group increased $4.8 million for the first half of 2021 as compared to the same period of 2020 as a result of the Partnership Contribution of $4.4 million and organic growth of $0.4 million. Continued COVID-19 protocols, including social distancing, reduced our Medicare agents' ability to meet person-to-person in our normal venues, which impacted our ability to sell new business during the 2021 Annual Enrollment Period.
Revenue reported for Corporate and Other relates to the elimination of intercompany revenue. During the second quarter of 2021, the Middle Market Operating Group recorded intercompany commissions and fees from activity with the Specialty Operating Group of $109,000; the MainStreet Operating Group recorded intercompany commissions and fees from activity with the Middle Market Operating Group of $61,000; and the Medicare Operating Group recorded intercompany commissions and fees from activity with itself of $66,000. During the first half of 2021, the Middle Market Operating Group recorded intercompany commissions and fees from activity with the Specialty Operating Group of $468,000; the MainStreet Operating Group recorded intercompany commissions and fees from activity with the Middle Market Operating Group of $91,000; and the Medicare Operating Group recorded intercompany commissions and fees from activity with itself of $160,000. These amounts were eliminated through Corporate and Other.
Commissions, Employee Compensation and Benefits
The following table sets forth our commissions, employee compensation and benefits by Operating Group by amount and as a percentage of our commissions, employee compensation and benefits:

Commissions, Employee Compensation and Benefits by Operating Group (in thousands, except percentages)
	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2021		2020		Variance		2021		2020		Variance
Operating Group	Amount	Percent of Business	Amount	Percent of Business	Amount	%	Amount	Percent of Business	Amount	Percent of Business	Amount	%
Middle Market	$50,980	57%	$13,463	34%	$37,517	279%	$107,722	60%	$26,083	35%	$81,639	313%
Specialty	22,427	25%	15,330	39%	7,097	46%	40,379	23%	28,131	38%	12,248	44%
MainStreet	5,880	7%	4,810	12%	1,070	22%	11,026	6%	8,772	12%	2,254	26%
Medicare	3,775	4%	2,215	6%	1,560	70%	8,353	5%	5,231	7%	3,122	60%
Corporate and Other	6,003	7%	3,445	9%	2,558	74%	10,960	6%	5,594	8%	5,366	96%
	$89,065		$39,263		$49,802		$178,440		$73,811		$104,629
Commissions, employee compensation and benefits expenses increased across all Operating Groups for the second quarter of 2021 as compared to the same period of 2020. The Partnership Contribution accounted for $33.2 million, $0.8 million and $0.7 million of the increase to commissions, employee compensation and benefits expenses in the Middle Market, Specialty and Medicare Operating Groups, respectively. Commissions, employee compensation and benefits expenses also increased across all Operating Groups as a result of continued investments in Growth Services to support our growth, which costs are primarily allocated among the Operating Groups, and continued investment in sales and service talent.
Commissions, employee compensation and benefits expenses increased across all Operating Groups for the first half of 2021 as compared to the same period of 2020. The Partnership Contribution accounted for $74.6 million, $1.5 million and $2.4 million of the increase to commissions, employee compensation and benefits expenses in the Middle Market, Specialty and Medicare Operating Groups, respectively. Commissions, employee compensation and benefits expenses also increased across all Operating Groups as a result of continued investments in Growth Services to support our growth, which costs are primarily allocated among the Operating Groups, and continued investment in sales and service talent.
Commissions, employee compensation and benefits expenses for Corporate and Other increased as a result of additional share-based compensation expense incurred during the quarter.

Other Operating Expenses
The following table sets forth our other operating expenses by Operating Group by amount and as a percentage of our other operating expenses:

Other Operating Expenses by Operating Group (in thousands, except percentages)
	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2021		2020		Variance		2021		2020		Variance
Operating Group	Amount	Percent of Business	Amount	Percent of Business	Amount	%	Amount	Percent of Business	Amount	Percent of Business	Amount	%
Middle Market	$10,031	52%	$2,878	30%	$7,153	249%	$18,056	49%	$5,619	30%	$12,437	221%
Specialty	2,153	11%	1,313	14%	840	64%	4,074	11%	2,796	15%	1,278	46%
MainStreet	1,254	7%	1,010	11%	244	24%	2,346	6%	2,007	11%	339	17%
Medicare	1,099	6%	997	10%	102	10%	2,506	7%	1,787	10%	719	40%
Corporate and Other	4,663	24%	3,348	35%	1,315	39%	9,786	27%	6,222	34%	3,564	57%
	$19,200		$9,546		$9,654		$36,768		$18,431		$18,337
Other operating expenses for our Middle Market Operating Group increased $7.2 million for the second quarter of 2021 as compared to the same period of 2020 driven by higher costs for rent expense of $1.6 million, professional fees of $1.6 million, software and internet of $1.2 million, dues and subscriptions of $0.6 million, colleague education and welfare of $0.4 million and consulting of $0.3 million. Other operating expenses for our Specialty Operating Group increased $0.8 million for the second quarter of 2021 as compared to the same period of 2020 driven by higher costs for bank charges, consulting fees and rent expense of $0.2 million each. The increases in our operating costs are related to our growth, both organically and through Partnerships, during the previous twelve months.
Other operating expenses for our Middle Market Operating Group increased $12.4 million for the first half of 2021 as compared to the same period of 2020 driven by higher costs for rent expense of $3.6 million, software and internet of $1.9 million, dues and subscriptions of $1.5 million, professional fees of $1.0 million, consulting of $0.8 million and travel and entertainment of $0.7 million. Other operating expenses for our Specialty Operating Group increased $1.3 million for the first half of 2021 as compared to the same period of 2020 driven by higher costs for bank charges, rent expense, consulting fees, dues and subscriptions and professional fees of $0.2 million each. Other operating expenses for our Medicare Operating Group increased $0.7 million for the first half of 2021 as compared to the same period of 2020 driven by higher costs for advertising and marketing and rent expense of $0.2 million each. The increases in our operating costs are related to our growth, both organically and through Partnerships, during the previous twelve months.
Other operating expenses in Corporate and Other increased $1.3 million for the second quarter of 2021 as compared to the same period of 2020 due to higher costs for travel and entertainment of $0.5 million, dues and subscriptions of $0.4 million, colleague education and welfare of $0.2 million and rent expense of $0.1 million.
Other operating expenses in Corporate and Other increased $3.6 million for the first half of 2021 as compared to the same period of 2020 due to higher costs for professional fees of $1.1 million, dues and subscriptions of $0.9 million and rent expense of $0.6 million related to expansion of our Tampa offices.

Amortization Expense
The following table sets forth our amortization by Operating Group by amount and as a percentage of our amortization:

Amortization Expense by Operating Group (in thousands, except percentages)
	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2021		2020		Variance		2021		2020		Variance
Operating Group	Amount	Percent of Business	Amount	Percent of Business	Amount	%	Amount	Percent of Business	Amount	Percent of Business	Amount	%
Middle Market	$7,462	69%	$1,384	31%	$6,078	n/m	$14,911	70%	$1,955	24%	$12,956	n/m
Specialty	2,418	23%	2,325	52%	93	4%	4,727	22%	4,691	58%	36	1%
MainStreet	410	4%	445	10%	(35)	(8)%	826	4%	876	11%	(50)	(6)%
Medicare	451	4%	291	7%	160	55%	814	4%	516	6%	298	58%
Corporate and Other	1	—%	5	—%	(4)	(80)%	1	—%	8	—%	(7)	(88)%
	$10,742		$4,450		$6,292		$21,279		$8,046		$13,233
__________
n/m    not meaningful
Amortization expense increased for our Middle Market and Medicare Operating Groups for the three and six months ended June 30, 2021 as compared to the same periods of 2020 driven by amortization related to Partners acquired over the past twelve months. Amortization for the remaining groups was relatively flat.
Change in Fair Value of Contingent Consideration
The following table sets forth our change in fair value of contingent consideration by Operating Group by amount and as a percentage of our change in fair value of contingent consideration:

Change in Fair Value of Contingent Consideration by Operating Group (in thousands, except percentages)
	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2021		2020		Variance		2021		2020		Variance
Operating Group	Amount	Percent of Business	Amount	Percent of Business	Amount	%	Amount	Percent of Business	Amount	Percent of Business	Amount	%
Middle Market	$12,569	94%	$444	10%	$12,125	n/m	$9,046	77%	$(1,722)	(28)%	$10,768	n/m
Specialty	1,448	11%	3,671	80%	(2,223)	(61)%	2,483	21%	6,118	98%	(3,635)	(59)%
MainStreet	(19)	—%	427	9%	(446)	(104)%	174	1%	2,054	33%	(1,880)	(92)%
Medicare	(673)	(5)%	39	1%	(712)	n/m	119	1%	(208)	(3)%	327	(157)%
	$13,325		$4,581		$8,744		$11,822		$6,242		$5,580
__________
n/m    not meaningful
The change in fair value of contingent consideration results from fluctuations in the value of the relevant measurement basis, normally revenue or EBITDA of our Partners.
LIQUIDITY AND CAPITAL RESOURCES
Our primary liquidity needs for the foreseeable future will include cash to (i) provide capital to facilitate the organic growth of our business and to fund future Partnerships, (ii) pay operating expenses, including cash compensation to our employees and expenses related to being a public company, (iii) make payments under the Tax Receivable Agreement, (iv) pay interest and principal due on borrowings under the JPM Credit Agreement, (v) pay contingent earnout liabilities, including the contingent earnout liability of up to $61.5 million due to MSI in the third quarter of 2022, and (vi) pay income taxes. We have historically financed our operations and funded our debt service through the sale of our insurance products and services. In addition, we have financed significant cash needs to fund growth through the acquisition of Partners through debt and equity financing.

At June 30, 2021, our cash and cash equivalents were $224.5 million. We believe that our cash and cash equivalents, cash flow from operations and available borrowings under the JPM Credit Agreement will be sufficient to fund our working capital and meet our commitments for the foreseeable future. However, we expect that we will require additional funding to continue to execute on our Partnership strategy. Such funding could include the incurrence of additional debt and the issuance of equity. Additional funds may not be available on a timely basis, on favorable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term Partnership strategy. If we are not able to raise funds when needed, we could be forced to delay or reduce the number of Partnerships that we complete.
JPM Credit Agreement
On October 14, 2020, we entered into the JPM Credit Agreement with JPMorgan Chase Bank, N.A., to provide senior secured credit facilities in an aggregate principal amount of $800.0 million. The amount consists of (i) a term loan facility in the principal amount of $400.0 million maturing in 2027 (the “Existing Term Loan B”) and (ii) a revolving credit facility with commitments in an aggregate principal amount of $400.0 million maturing in 2025 (the “Revolving Facility”).
On June 2, 2021, we entered into Amendment No. 2 to the JPM Credit Agreement to provide for a new senior secured first lien term loan facility in an aggregate principal amount of $500.0 million maturing in 2027 (the “New Term Loan B”), a portion of the proceeds from which were used to repay in full the obligations under the Existing Term Loan B. On August 6, 2021, we entered into Amendment No. 3 to the JPM Credit Agreement to provide for an increase in the aggregate principal amount of the Revolving Facility from $400.0 million to $475.0 million. The Revolving Facility and the remaining proceeds of the New Term Loan B are available to finance working capital needs and for other general corporate purposes of BRP and certain of its subsidiaries (including acquisitions and other investments permitted under the JPM Credit Agreement).
The New Term Loan B bears interest at LIBOR plus 350 basis points (“bps”) with a LIBOR floor of 50 bps. The applicable interest rate on the New Term Loan B at June 30, 2021 was 4.00%. Borrowings under the Revolving Facility accrue interest at LIBOR plus 200 bps to LIBOR plus 300 bps based on total net leverage ratio. BRP will pay a letter of credit fee equal to the margin then in effect with respect to LIBOR loans under the Revolving Facility multiplied by the daily amount available to be drawn under any letter of credit, a fronting fee and any customary documentary and processing charges for any letter of credit issued under the JPM Credit Agreement.
The outstanding principal balance of the New Term Loan B is required to be repaid in equal quarterly installments equal to 0.25% of the original principal amount of the New Term Loan B beginning with the fiscal quarter ending September 30, 2021, the balance of which is due at maturity. The Revolving Facility is not subject to amortization.
The Revolving Facility and the New Term Loan B are collateralized by a first priority lien on substantially all the assets of BRP, including a pledge of all equity securities of certain of its subsidiaries. The JPM Credit Agreement contains covenants that, among other things, restrict our ability to make certain restricted payments, incur additional debt, engage in certain asset sales, mergers, acquisitions or similar transactions, create liens on assets, engage in certain transactions with affiliates, change our business, make certain investments or restrict BRP’s ability to make dividends or other distributions to BRP Group. In addition, the JPM Credit Agreement contains financial covenants requiring us to maintain our Total First Lien Net Leverage Ratio (as defined in the JPM Credit Agreement) at or below 6.00 to 1.00.
Contractual Obligations
The following table represents our contractual obligations, aggregated by type, at June 30, 2021:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases (1)	$69,682	$11,719	$18,403	$15,447	$24,113
Debt obligations payable (2)	642,330	25,500	50,100	48,332	518,398
Maximum future acquisition contingency payments (3)	530,990	125,467	405,523	—	—
Total	$1,243,002	$162,686	$474,026	$63,779	$542,511
__________
(1)    The Company leases facilities and equipment under noncancelable operating leases. Rent expense was $7.4 million and $2.7 million for the six months ended June 30, 2021 and 2020, respectively.
(2)    Represents scheduled debt obligations and estimated interest payments under the JPM Credit Agreement.
(3)    Includes $178.3 million of current and noncurrent estimated contingent earnout liabilities at June 30, 2021.

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
During the six months ended June 30, 2021, we redeemed 252,512 LLC Units of BRP on a one-for-one basis for shares of Class A common stock and cancelled the corresponding shares of Class B common stock, which triggered an increase in BRP Group’s tax basis but did not result in a tax benefit to the LLC Unit holders.
SOURCES AND USES OF CASH
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated:

	For the Six Months Ended June 30,
(in thousands)	2021	2020	Variance
Net cash provided by operating activities	$49,419	$43,644	$5,775
Net cash used in investing activities	(27,607)	(227,426)	199,819
Net cash provided by financing activities	112,150	317,147	(204,997)
Net increase in cash and cash equivalents and restricted cash	133,962	133,365	597
Cash and cash equivalents and restricted cash at beginning of period	142,022	71,071	70,951
Cash and cash equivalents and restricted cash at end of period	$275,984	$204,436	$71,548
Operating Activities
The primary sources and uses of cash for operating activities are net income adjusted for non-cash items and changes in assets and liabilities, or operating working capital. Net cash provided by operating activities increased $5.8 million for the six months ended June 30, 2021 as compared to the same period of 2020 driven by an increase in operating cash resulting from a net increase in net income adjusted for noncash items and increases in operating liabilities balances, partially offset by a decrease in cash relating to a higher balance in premiums, commissions and fees receivable driven by revenue growth and the timing of revenue recognition under direct bill policies in employee benefits for which payment is received monthly through the duration of the year.
Investing Activities
The primary sources and uses of cash for investing activities relate to cash consideration paid to fund Partnerships and other investments, as well as capital expenditures. Net cash used in investing activities decreased $199.8 million for the six months ended June 30, 2021 as compared to the same period of 2020. Cash consideration paid to fund Partnerships and other asset acquisitions decreased $199.0 million as a result of a decrease in the size of the aggregate Partnerships we completed during the first half of 2021 compared to the same period of 2020.
Financing Activities
The primary sources and uses of cash for financing activities relate to the issuance of our Class A common stock, borrowings from and repayment to our credit agreements, payment of debt issuance costs, payment of contingent earnout consideration, and other equity transactions. Net cash provided by financing activities decreased $205.0 million for the six months ended June 30, 2021 as compared to the same period of 2020 primarily as a result of an equity raise that we completed during the first half of 2020 which generated $166.6 million in financing cash and a decrease in net borrowings on our credit facilities of $68.7 million, offset in part by a decrease in redemptions of LLC Units and Class B common stock resulting in $32.6 million less financing cash outflows.

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
There have been no material changes in our critical accounting policies during the three months ended June 30, 2021 as compared to those disclosed in the Critical Accounting Estimates section under Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K filed with the SEC on March 11, 2021.
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
We will cease to be an emerging growth company, and therefore will no longer be able to take advantage of these exemptions, at December 31, 2021 because we had more than $700.0 million in market value of our stock held by non-affiliates measured as of June 30, 2021 (and we have been a public company for at least 12 months and have filed one annual report on Form 10-K).
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
Our invested assets are held primarily as cash and cash equivalents, restricted cash, certificates of deposit, U.S. treasury securities and professionally managed short duration fixed income funds. These investments are subject to interest rate risk. The fair values of our invested assets at June 30, 2021 and December 31, 2020 approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.
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

At June 30, 2021, we had $500.0 million of borrowings outstanding under the JPM Credit Agreement New Term Loan B. These borrowings bear interest on a floating basis tied to either the prime rate or one of various other variable rates as defined in the JPM Credit Agreement. The variable rate currently in effect for the New Term Loan B is LIBOR.
During March 2021, we entered into three interest rate cap agreements, each with a notional amount of $300.0 million, to limit the potential impact of interest rate changes on cash flows. The interest rate cap agreements mitigate the interest rate volatility on $300.0 million of debt to a maximum of 4.75%. Taking the interest rate cap agreements into consideration, an increase of 100 basis points in the LIBOR at June 30, 2021 would have increased our annual interest expense for the JPM Credit Agreement by $2.0 million. However, the interest rate on the New Term Loan B is subject to a floor of 4.00% so the interest rate applicable to the New Term Loan B will only change if LIBOR fluctuates in excess of 50 bps per annum.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weaknesses in our internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2020, our disclosure controls and procedures were not effective as of June 30, 2021.
Notwithstanding such material weaknesses in internal control over financial reporting, our management concluded that our consolidated financial statements in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Remediation Status of Material Weaknesses
As part of our commitment to strengthening our internal control over financial reporting, we have implemented remedial actions under the oversight our Board of Directors to address these deficiencies, including:
•improving the design of key controls and procedures over business combinations, revenue, information technology and other key business processes;
•implementing new enterprise resource planning (“ERP”) software, in connection with which we updated processes and enhanced our internal controls over financial reporting;
•implementing an ongoing monitoring program to ensure the control framework is appropriately implemented and comprehensively sustained over time;
•further augmenting leadership and staff responsible for internal control over financial reporting; and
•continuing to train employees responsible for control execution and oversight concerning (i) clarified roles and responsibilities, (ii) completeness and accuracy of data used in performing controls and (iii) control execution standards such as timeliness and required evidence.
Though we made progress towards remediation this quarter, the material weakness will not be considered fully remediated until the applicable controls operate for a sufficient period of time and management has concluded, through formal testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting
Except with respect to our ongoing remediation efforts described above, there were no changes in our internal control over financial reporting that occurred during the quarter-ended June 30, 2021 that materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
See the risk factors outlined under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on March 11, 2021.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
The following list sets forth information regarding all unregistered securities sold or issued by us since March 31, 2021 and the subsequent period prior to the filing of this Quarterly Report on Form 10-Q. No underwriters were involved in these sales. There was no general solicitation of investors or advertising, and we did not pay or give, directly or indirectly, any commission or other remuneration, in connection with the offering of these securities. In the transactions described below, the recipients of the securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions.
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
•On July 1, 2021, as partial consideration for the acquisition by Baldwin Krystyn Sherman Partners, LLC and Millennial Specialty Insurance, LLC (“MSI”), each an indirect subsidiary of BRP Group, of substantially all of the assets of RogersGray, Inc., Breakwater Insurance Brokerage, LLC, and Monomoy Insurance Group, LLC, BRP Group issued 7,447 shares of Class A common stock and 1,950,232 shares of Class B common stock and the corresponding 1,950,232 LLC Units of BRP.
•On July 30, 2021, as partial consideration for the acquisition by Armfield, Harrison & Thomas, LLC (“AHT”), an indirect subsidiary of BRP Group, of substantially all of the assets of EBSME, LLC, BRP Group issued 28,861 shares of Class A common stock.
•On August 2, 2021, as partial consideration for the acquisition by MSI, an indirect subsidiary of BRP Group, of substantially all of the assets of FounderShield LLC, AlphaRoot LLC, ReShield LLC, and Scale Underwriting Services LLC, BRP Group issued 304,628 shares of Class A common stock and 364,174 shares of Class B common stock and the corresponding 364,174 LLC Units of BRP.
•On August 2, 2021, as partial consideration for the acquisition by AHT and BRP Financial Services Holdings, LLC, each an indirect subsidiary of BRP Group, of substantially all of the assets of The Capital Group, LLC, The Capital Group Association Consultants, LLC, US Underwriters, LLC, and TCG Financial Management Company, LLC, and the membership interests of The Capital Group Investment Advisory Services, LLC, BRP Group issued 653,324 shares of Class B common stock and the corresponding 653,324 LLC Units of BRP.
•On August 4, 2021, as partial consideration for the acquisition of substantially all of the assets of River Oak Risk, LLC and River Oak Risk Holdings, LLC, BRP Group issued 179,845 shares of Class A common stock.
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

Issuer Purchases of Equity Securities
The following table provides information about our repurchase of shares of our Class A common stock during the three months ended June 30, 2021:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value that may yet be Purchased under the Plans or Programs
April 1, 2021 to April 30, 2021	34,332	$28.06	—	$—
May 1, 2021 to May 31, 2021	964	24.58	—	—
June 1, 2021 to June 30, 2021	—	—	—	—
Total	35,296	$27.96	—	$—
__________
(1)    We purchased 35,296 shares during the three months ended June 30, 2021, which were acquired from our employees to cover required tax withholding on the vesting of shares granted under the BRP Group, Inc. Omnibus Incentive Plan.
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

10.2
Amendment No. 1 to Credit Agreement, dated as of May 7, 2021, by and among Baldwin Risk Partners, LLC, a Delaware limited liability company, JPMorgan Chase Bank, N.A., as the Administrative Agent, the Guarantors party thereto, the Lenders party thereto and the Issuing Lenders party thereto (incorporated herein by reference to Exhibit 10.2 of the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2021).

10.3
Amendment No. 2 to Credit Agreement, dated as of June 2, 2021, by and among Baldwin Risk Partners, LLC, a Delaware limited liability company, JPMorgan Chase Bank, N.A., as the Administrative Agent, the Guarantors party thereto, the Lenders party thereto and the Issuing Lenders party thereto (incorporated herein by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2021).

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

BRP GROUP, INC.

Date: August 9, 2021	By:	/s/ Trevor L. Baldwin
Trevor L. Baldwin
Chief Executive Officer

Date: August 9, 2021	By:	/s/ Bradford Hale
Bradford Hale
Chief Financial Officer