Form 10-Q
period 2021-09-30
BRP Group, Inc.
filed 2021-11-08
CIK 1781755

_____________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
As of November 3, 2021, there were 56,932,244 shares of Class A common stock outstanding and 55,281,957 shares of Class B common stock outstanding.

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

Commonly Used Defined Terms
The following terms have the following meanings throughout this Quarterly Report on Form 10-Q unless the context indicates or requires otherwise:
Amended LLC Agreement    Third Amended and Restated Limited Liability Company Agreement of BRP, as amended
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRP GROUP, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share and per share data)	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$374,450	$108,462
Restricted cash	46,987	33,560
Premiums, commissions and fees receivable, net	233,162	155,501
Prepaid expenses and other current assets	5,843	4,447
Due from related parties	—	19
Total current assets	660,442	301,989
Property and equipment, net	13,776	11,019
Other assets	20,847	11,084
Intangible assets, net	652,723	554,320
Goodwill	885,321	651,502
Total assets	$2,233,109	$1,529,914
Liabilities, Mezzanine Equity and Stockholders’ Equity
Current liabilities:
Premiums payable to insurance companies	$175,486	$135,576
Producer commissions payable	35,520	24,260
Accrued expenses and other current liabilities	62,283	47,490
Related party notes payable	61,500	—
Current portion of long-term debt	5,000	4,000
Current portion of contingent earnout liabilities	43,975	6,094
Total current liabilities	383,764	217,420
Revolving lines of credit	120,000	—
Long-term debt, less current portion	477,341	381,382
Contingent earnout liabilities, less current portion	136,970	158,725
Other liabilities	3,319	2,419
Total liabilities	1,121,394	759,946
Commitments and contingencies (Note 14)
Mezzanine equity:
Redeemable noncontrolling interest	223	98
Stockholders’ equity:
Class A common stock, par value $0.01 per share, 300,000,000 shares authorized; 56,386,926 and 44,953,166 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	564	450
Class B common stock, par value $0.0001 per share, 100,000,000 shares authorized; 52,484,315 and 49,828,383 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	5	5
Additional paid-in capital	608,291	392,139
Accumulated deficit	(32,322)	(24,346)
Stockholder notes receivable	(263)	(465)
Total stockholders’ equity attributable to BRP Group, Inc.	576,275	367,783
Noncontrolling interest	535,217	402,087
Total stockholders’ equity	1,111,492	769,870
Total liabilities, mezzanine equity and stockholders’ equity	$2,233,109	$1,529,914
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

(in thousands)	September 30, 2021	December 31, 2020
Assets of Consolidated Variable Interest Entities That Can Only be Used to Settle the Obligations of Consolidated Variable Interest Entities:
Cash and cash equivalents	$266	$143
Premiums, commissions and fees receivable, net	216	130
Total current assets	482	273
Property and equipment, net	17	21
Other assets	5	5
Total assets	$504	$299
Liabilities of Consolidated Variable Interest Entities for Which Creditors Do Not Have Recourse to the Company:
Premiums payable to insurance companies	$14	$5
Producer commissions payable	12	17
Accrued expenses and other current liabilities	12	10
Total liabilities	$38	$32

See accompanying Notes to Condensed Consolidated Financial Statements. 6

BRP GROUP, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except share and per share data)	2021	2020	2021	2020
Revenues:
Commissions and fees	$135,556	$65,843	$408,090	$171,270

Operating expenses:
Commissions, employee compensation and benefits	100,081	48,469	278,521	122,280
Other operating expenses	27,589	12,146	64,357	30,577
Amortization expense	12,596	5,185	33,875	13,231
Change in fair value of contingent consideration	11,341	6,455	23,163	12,697
Depreciation expense	753	258	1,920	663
Total operating expenses	152,360	72,513	401,836	179,448

Operating income (loss)	(16,804)	(6,670)	6,254	(8,178)

Other expense:
Interest expense, net	(6,940)	(922)	(18,431)	(2,554)
Other expense, net	(478)	(23)	(1,535)	(23)
Total other expense	(7,418)	(945)	(19,966)	(2,577)

Loss before income taxes	(24,222)	(7,615)	(13,712)	(10,755)
Income tax provision	—	—	—	12
Net loss	(24,222)	(7,615)	(13,712)	(10,767)
Less: net loss attributable to noncontrolling interests	(11,389)	(4,347)	(5,736)	(5,379)
Net loss attributable to BRP Group, Inc.	$(12,833)	$(3,268)	$(7,976)	$(5,388)

Comprehensive loss	$(24,222)	$(7,615)	$(13,712)	$(10,767)
Comprehensive loss attributable to noncontrolling interests	(11,389)	(4,347)	(5,736)	(5,379)
Comprehensive loss attributable to BRP Group, Inc.	(12,833)	(3,268)	(7,976)	(5,388)

Basic and diluted loss per share	$(0.28)	$(0.10)	$(0.18)	$(0.22)
Weighted-average shares of Class A common stock outstanding - basic and diluted	46,446,254	33,098,356	45,132,217	24,371,304

See accompanying Notes to Condensed Consolidated Financial Statements. 7

BRP GROUP, INC.
Condensed Consolidated Statements of Stockholders’ Equity and Mezzanine Equity
(Unaudited)

For the Three Months Ended September 30, 2021
	Stockholders’ Equity										Mezzanine Equity
	Class A Common Stock		Class B Common Stock
(in thousands, except share data)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Notes Receivable from Stockholders	Non-controlling Interest	Total		Redeemable Non-controlling Interest
Balance at June 30, 2021	46,583,582	$466	49,575,871	$5	$404,025	$(19,489)	$(306)	$407,473	$792,174	173	$173
Net income (loss)	—	—	—	—	—	(12,833)	—	(11,439)	(24,272)		50
Issuance of Class A common stock in offering, net of underwriting discounts and offering costs	9,200,000	92	—	—	159,101	—	—	109,128	268,321		—
Equity issued in business combinations	520,781	5	2,967,730	—	41,757	—	—	30,157	71,919		—
Share-based compensation, net of forfeitures	23,277	—	—	—	2,963	—	—	344	3,307		—
Redemption of Class B common stock	59,286	1	(59,286)	—	445	—	—	(446)	—		—
Repayment of stockholder notes receivable	—	—	—	—	—	—	43	—	43		—
Balance at September 30, 2021	56,386,926	$564	52,484,315	$5	$608,291	$(32,322)	$(263)	$535,217	$1,111,492		$223

For the Nine Months Ended September 30, 2021
	Stockholders’ Equity									Mezzanine Equity
	Class A Common Stock		Class B Common Stock
(in thousands, except share data)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Notes Receivable from Stockholders	Non-controlling Interest	Total	Redeemable Non-controlling Interest
Balance at December 31, 2020	44,953,166	$450	49,828,383	$5	$392,139	$(24,346)	$(465)	$402,087	$769,870	$98
Net income (loss)	—	—	—	—	—	(7,976)	—	(5,861)	(13,837)	125
Issuance of Class A common stock in offering, net of underwriting discounts and offering costs	9,200,000	92	—	—	159,101	—	—	109,128	268,321	—
Equity issued in business combinations	737,065	7	2,967,730	—	43,616	—	—	32,010	75,633	—
Share-based compensation, net of forfeitures	1,184,897	12	—	—	10,942	—	—	349	11,303	—
Redemption of Class B common stock	311,798	3	(311,798)	—	2,493	—	—	(2,496)	—	—
Repayment of stockholder notes receivable	—	—	—	—	—	—	202	—	202	—
Balance at September 30, 2021	56,386,926	$564	52,484,315	$5	$608,291	$(32,322)	$(263)	$535,217	$1,111,492	$223

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

See accompanying Notes to Condensed Consolidated Financial Statements. 9

BRP GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2021	2020
Cash flows from operating activities:
Net loss	$(13,712)	$(10,767)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	35,795	13,894
Change in fair value of contingent consideration	23,163	12,697
Share-based compensation expense	11,921	5,357
Amortization of deferred financing costs	2,301	384
Change in fair value of interest rate caps	1,159	—
Payment of contingent earnout consideration in excess of purchase price accrual	(602)	(1,727)
Other fair value adjustments	217	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Premiums, commissions and fees receivable, net	(58,150)	(12,717)
Prepaid expenses and other current assets	(5,773)	230
Due from related parties	19	2
Accounts payable, accrued expenses and other current liabilities	30,703	23,418
Net cash provided by operating activities	27,041	30,771
Cash flows from investing activities:
Capital expenditures	(3,188)	(4,135)
Cash consideration paid for asset acquisitions, net of cash received	(1,575)	(695)
Cash consideration paid for business combinations, net of cash received	(218,818)	(230,403)
Net cash used in investing activities	(223,581)	(235,233)
Cash flows from financing activities:
Proceeds from issuance of Class A common stock, net of underwriting discounts	269,376	167,346
Redemption and repurchase of LLC Units and Class B common stock	—	(32,610)
Payment of common stock offering costs	(1,055)	(798)
Payment of contingent and guaranteed earnout consideration	(1,078)	(1,192)
Proceeds from revolving line of credit	120,000	185,637
Repayments of revolving line of credit	—	(125,000)
Proceeds from long-term debt	97,914	—
Payments on long-term debt	(2,250)	—
Payments of debt issuance costs	(693)	(2,182)
Purchase of interest rate caps	(6,461)	—
Proceeds from repayment of stockholder notes receivable	202	169
Other	—	19
Net cash provided by financing activities	475,955	191,389
Net increase (decrease) in cash and cash equivalents and restricted cash	279,415	(13,073)
Cash and cash equivalents and restricted cash at beginning of period	142,022	71,071
Cash and cash equivalents and restricted cash at end of period	$421,437	$57,998

See accompanying Notes to Condensed Consolidated Financial Statements. 10

BRP GROUP, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2021	2020
Supplemental schedule of cash flow information:
Cash paid during the period for interest	$15,177	$2,309
Disclosure of non-cash investing and financing activities:
Equity issued in business combinations	$75,634	$52,575
Contingent earnout liabilities assumed in business combinations	60,865	26,612
Conversion of contingent earnout liability to related party notes payable	61,500	—
Noncash debt issuance costs incurred	3,823	—
Capital expenditures incurred but not yet paid	493	561

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
Public Equity Offering
On September 17, 2021, the Company completed a public offering of 9,200,000 shares of its Class A common stock, including 1,200,000 shares sold pursuant to the underwriters’ over-allotment option. The shares were sold at an offering price of $30.50 per share for net proceeds of approximately $269.4 million after deducting underwriting discounts and commissions of $11.2 million. The Company used such proceeds to purchase 9,200,000 LLC Units. The Company also paid offering expenses of $1.1 million.
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
Recent Accounting Pronouncements
As an emerging growth company, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) permits the Company an extended transition period for complying with new or revised accounting standards affecting public companies. The Company elected to use this extended transition period and adopt certain new accounting standards on the private company timeline, which means that the Company’s financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards on a non-delayed basis. The Company elected the extended transition period for the adoption of the Accounting Standards Updates (“ASUs”) below. The Company has determined that it will cease to be an emerging growth company as of December 31, 2021, and therefore, will need to comply with the public company timeline on that date.
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases. ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. The FASB has subsequently issued several additional ASUs related to leases, which improved upon, provided interpretation of and transition relief for the guidance issued in ASU 2016-02 and extended the adoption date for nonpublic business entities. This guidance will be effective for the Company on December 31, 2021 in conjunction with its loss of emerging growth company status (discussed above). The Company will adopt ASU 2016-02 using the modified retrospective approach as of January 1, 2021. Although the Company is currently evaluating the full effect that the adoption of ASU 2016-02 will have on its consolidated financial statements, it expects to recognize significant right-of-use assets and lease liabilities, resulting in an increase to its total assets and total liabilities.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements (“ASU 2016-13”), which amends the guidance for recognizing credit losses on financial instruments measured at amortized cost. ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The FASB has subsequently issued several additional ASUs related to credit losses, which improved upon, provided interpretation of and transition relief for, the guidance issued in ASU 2016-13 and extended the adoption date for nonpublic business entities. This guidance will be effective for the Company on December 31, 2021 in conjunction with its loss of emerging growth company status (discussed above). The Company will adopt ASU 2016-13 using the modified retrospective approach as of January 1, 2021. The Company has determined that the cumulative effect of the adoption will be insignificant to its consolidated financial statements.
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805)—Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”) to improve the accounting for acquired revenue contracts with customers in business combination by addressing diversity in practice and inconsistency related to (i) the recognition of an acquired contract liability and (ii) payment terms and their effect on subsequent revenue recognized by the acquirer. ASU 2021-08 requires that, at acquisition date, an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”) as if it had originated the contracts, while also taking into account how the acquiree applied Topic 606. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the full effect that the adoption of this standard will have on its consolidated financial statements.
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
3. Business Combinations
The Company completed ten business combinations for an aggregate purchase price of $387.5 million during the nine months ended September 30, 2021. In accordance with ASC Topic 805, Business Combinations (“Topic 805”), total consideration was first allocated to the fair value of assets acquired, including liabilities assumed, with the excess being recorded as goodwill. For financial statement purposes, goodwill is not amortized but rather is evaluated for impairment at least annually or more frequently if an event or change in circumstances occurs that indicates goodwill may be impaired. Goodwill is deductible for tax purposes and will be amortized over a period of 15 years.
The recorded purchase price for most business combinations includes an estimation of the fair value of contingent consideration obligations associated with potential earnout provisions, which are generally based on recurring revenue. The contingent earnout consideration amounts identified in the tables below are measured at fair value within Level 3 of the fair value hierarchy as discussed further in Note 13. Any subsequent changes in the fair value of contingent earnout liabilities will be recorded in the condensed consolidated statements of comprehensive loss when incurred.
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

The Company completed the following business combinations during the nine months ended September 30, 2021:
•LeaseTrack Services LLC and Effective Coverage LLC (collectively, “LeaseTrack”), a Specialty Partner effective February 1, 2021, provides a complementary service offering to the MGA of the Future’s Master Tenant product for property managers and distribution partners.
•Riley Financial, Inc. (operating as “Medicare Help Now”), a Medicare Partner effective March 1, 2021, further bolsters the Company’s Medicare business presence in the Pacific Northwest.
•Tim Altman, Inc. (operating as “Only Medicare Solutions”), a Medicare Partner effective April 1, 2021, expands the Company’s Pacific Northwest Medicare Advantage presence.
•Seniors’ Insurance Services of Washington, Inc. (“Seniors’ Insurance Services”), a Medicare Partner effective April 30, 2021, strengthens and expands the Company’s Medicare presence in the Pacific Northwest.
•Mid-Continent Companies, Ltd. and Mid-Continent Securities Ltd. (collectively, “Mid-Continent”), a Middle Market Partner effective April 30, 2021, expands the Company’s capabilities and Middle Market presence in Texas.
•RogersGray Inc. and Breakwater Brokerage, LLC, collectively, a Middle Market Partner, and Monomoy Insurance Group, LLC, a Specialty Partner (collectively, “RogersGray”), effective July 1, 2021, enhances and further expands the Company’s geographic footprint and product offerings in New England and the broader Northeast region.
•EBSME, LLC (“EBSME”), a Middle Market Partner effective July 30, 2021, expands employee benefits service offerings to the Company’s Middle Market clients.
•FounderShield LLC, AlphaRoot LLC, ReShield LLC, and Scale Underwriting Services LLC (collectively, “FounderShield”), a Specialty Partner effective August 2, 2021, brings to BRP Group unique expertise for rapidly-scaling companies in numerous high-growth industry verticals across the Technology & Fintech, Life Sciences and Emerging Markets sectors.
•The Capital Group, LLC, The Capital Group Association Consultants, LLC, US Underwriters, LLC, TCG Financial Management Company, LLC and The Capital Group Investment Advisory Services, LLC (collectively, “The Capital Group”), a Middle Market Partner effective August 2, 2021, adds scale and density in the critical D.C. Metro region.
•River Oak Risk, LLC and River Oak Risk Holdings, LLC (collectively “River Oak Risk”), a Specialty Partner effective August 4, 2021, expands the Company’s captive risk solutions for its Middle Market and Specialty clients.
The operating results of these business combinations have been included in the condensed consolidated statements of comprehensive loss since their respective acquisition dates. The Company recognized total revenues and net loss from these business combinations of $18.8 million and $1.2 million, respectively, for the nine months ended September 30, 2021.
Acquisition-related costs incurred in connection with these business combinations are recorded in other operating expenses in the condensed consolidated statements of comprehensive loss. The Company incurred acquisition-related costs from these business combinations of $2.4 million for the nine months ended September 30, 2021.
Due to the complexity of valuing the consideration paid and the purchase price allocation and the timing of these activities, certain amounts included in the consolidated financial statements may be provisional and subject to additional adjustments within the measurement period as permitted by Topic 805. Specifically, the Company's valuations of premiums, commissions and fees receivable in accordance with Topic 606 are estimates subject to change based on relevant factors over the policy period. The valuations of intangible assets are also estimates based on assumptions of factors such as discount rates and growth rates. Accordingly, these assets are subject to measurement period adjustments as determined after the passage of time. Any measurement period adjustments related to prior period business combinations are reflected as current period adjustments in accordance with Topic 805. Refer to Note 8 for information regarding measurement period adjustments recorded during the nine months ended September 30, 2021.

The table below provides a summary of the total consideration and the estimated purchase price allocations made for each of the business acquisitions that became effective during the nine months ended September 30, 2021. The “All Others” column includes amounts for the Medicare Help Now, Only Medicare Solutions, Seniors’ Insurance Services, Mid-Continent and EBSME business combinations.

(in thousands)	LeaseTrack	RogersGray	FounderShield	The Capital Group	River Oak Risk	All Others	Totals
Cash consideration paid	$12,984	$135,135	$20,863	$28,558	$18,908	$16,786	$233,234
Fair value of contingent earnout consideration	6,116	18,976	18,033	10,006	5,163	2,571	60,865
Fair value of equity interest	1,652	39,765	14,624	13,393	3,574	2,626	75,634
Deferred payment	—	1,608	2,985	10,336	89	2,772	17,790
Total consideration	$20,752	$195,484	$56,505	$62,293	$27,734	$24,755	$387,523

Cash	$100	$2,766	$221	$613	$290	$145	$4,135
Restricted cash	2	4,211	3,199	—	160	—	7,572
Premiums, commissions and fees receivable	729	9,713	3,810	3,940	187	1,677	20,056
Property and equipment	43	1,324	—	—	—	—	1,367
Other assets	—	589	52	—	—	18	659
Intangible assets	5,200	76,169	9,402	26,399	5,085	12,722	134,977
Goodwill	15,026	109,053	45,810	32,251	22,797	10,592	235,529
Total assets acquired	21,100	203,825	62,494	63,203	28,519	25,154	404,295
Premiums payable to insurance companies	(318)	(5,898)	(5,831)	—	—	—	(12,047)
Producer commissions payable	(4)	(749)	—	(906)	(111)	(395)	(2,165)
Accrued expenses and other current liabilities	(26)	(1,694)	(158)	(4)	(674)	(4)	(2,560)
Total liabilities acquired	(348)	(8,341)	(5,989)	(910)	(785)	(399)	(16,772)
Net assets acquired	$20,752	$195,484	$56,505	$62,293	$27,734	$24,755	$387,523

Maximum potential contingent earnout consideration	$8,500	$72,446	$77,554	$29,888	$26,402	$17,897	$232,687
The factors contributing to the recognition of the amount of goodwill are based on expanding business presence into new geographic locations and service markets, strategic benefits expected to be realized from acquiring the Partners’ assembled workforce and technology, in addition to other synergies gained from integrating the Partners’ operations into our consolidated structure.
The intangible assets acquired in connection with business combinations during the nine months ended September 30, 2021 have the following values and estimated weighted-average lives:

(in thousands, except weighted-average lives)	Amount	Weighted-Average Life
Purchased customer accounts	$117,200	18.1 years
Distributor relationships	4,846	20.0 years
Software	8,834	5.0 years
Trade names	4,097	5.0 years

Future annual estimated amortization expense over the next five years for intangible assets acquired in connection with business combinations during the nine months ended September 30, 2021 is as follows:

(in thousands)	Amount
For the remainder of 2021	$2,220
2022	10,102
2023	10,425
2024	10,670
2025	10,904
The following unaudited pro forma consolidated results of operations are provided for illustrative purposes only and have been presented as if the acquisitions of LeaseTrack, Medicare Help Now, Only Medicare Solutions, Seniors’ Insurance Services, Mid-Continent, RogersGray, EBSME, FounderShield, The Capital Group and River Oak Risk occurred on January 1, 2020. This unaudited pro forma information should not be relied upon as being indicative of the historical results that would have been obtained if the acquisitions had occurred on that date, nor of the results that may be obtained in the future.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Pro forma results:
Revenues	$137,830	$83,182	$446,454	$224,440
Net loss	(24,312)	(12,446)	(11,142)	(20,551)
Net loss attributable to BRP Group, Inc.	(12,877)	(5,337)	(6,732)	(8,940)

Basic and diluted loss per share	$(0.28)	$(0.16)	$(0.15)	$(0.36)
Weighted-average shares of Class A common stock outstanding - basic and diluted	46,633	33,835	45,589	25,106
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
The Company determined that it is the primary beneficiary of its VIEs, which, at September 30, 2021 and December 31, 2020, include Laureate Insurance Partners, LLC (“Laureate”), BKS Smith, LLC (“Smith”), BKS MS, LLC (“Saunders”) and BKS Partners Galati Marine Solutions, LLC (“Galati”). The Company has consolidated its VIEs into the consolidated financial statements.
Total revenues and expenses of the Company’s consolidated VIEs included in the condensed consolidated statements of comprehensive loss were $285,000 and $140,000, respectively, for the three months ended September 30, 2021 and $180,000 and $159,000, respectively, for the three months ended September 30, 2020. Total revenues and expenses of the Company’s consolidated VIEs included in the condensed consolidated statements of comprehensive loss were $748,000 and $457,000, respectively, for the nine months ended September 30, 2021 and $583,000 and $498,000, respectively, for the nine months ended September 30, 2020.

The assets of the consolidated VIEs can only be used to settle the obligations of the consolidated VIEs and the creditors of the liabilities of the consolidated VIEs do not have recourse to the Company. The following tables provide a summary of the carrying amounts of the assets and liabilities of the Company’s consolidated VIEs at each of the balance sheet dates:

	At September 30, 2021
(in thousands)	Laureate	Smith	Saunders	Total
Assets
Cash and cash equivalents	$231	$9	$26	$266
Premiums, commissions and fees receivable, net	—	102	114	216
Total current assets	231	111	140	482
Property and equipment, net	17	—	—	17
Other assets	5	—	—	5
Total assets	$253	$111	$140	$504
Liabilities
Premiums payable to insurance companies	$14	$—	$—	$14
Producer commissions payable	1	—	11	12
Accrued expenses and other current liabilities	12	—	—	12
Total liabilities	$27	$—	$11	$38

	At December 31, 2020
(in thousands)	Laureate	Smith	Saunders	Total
Assets
Cash and cash equivalents	$120	$5	$18	$143
Premiums, commissions and fees receivable, net	3	52	75	130
Total current assets	123	57	93	273
Property and equipment, net	21	—	—	21
Other assets	5	—	—	5
Total assets	$149	$57	$93	$299
Liabilities
Premiums payable to insurance companies	$4	$—	$1	$5
Producer commissions payable	—	4	13	17
Accrued expenses and other current liabilities	10	—	—	10
Total liabilities	$14	$4	$14	$32

5. Revenue
The following table provides disaggregated commissions and fees revenue by major source:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Direct bill revenue (1)	$58,582	$26,996	$203,302	$77,535
Agency bill revenue (2)	53,495	28,130	136,271	64,815
Profit-sharing revenue (3)	8,105	3,535	26,572	11,285
Policy fee and installment fee revenue (4)	5,146	4,051	14,414	11,086
Consulting and service fee revenue (5)	5,343	720	16,349	2,228
Other income (6)	4,885	2,411	11,182	4,321
Total commissions and fees	$135,556	$65,843	$408,090	$171,270
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

(in thousands)	September 30, 2021	December 31, 2020
Contract assets	$140,131	$80,213
Contract liabilities	12,558	11,606
During the nine months ended September 30, 2021, the Company recognized revenue of $11.4 million related to the contract liabilities balance at December 31, 2020.
7. Deferred Commission Expense
The Company pays an incremental amount of compensation in the form of producer commissions on new business. In accordance with ASC Topic 340, Other Assets and Deferred Costs, these incremental costs are deferred and amortized over five years, which represents management’s estimate of the average benefit period for new business. Deferred commission expense represents employee commissions that are capitalized and not yet expensed and are included in other assets on the condensed consolidated balance sheets. The table below provides a rollforward of deferred commission expense for each of the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Balance at beginning of period	$6,036	$4,060	$4,751	$3,621
Costs capitalized	3,966	540	6,152	1,649
Amortization	(587)	(344)	(1,488)	(1,014)
Balance at end of period	$9,415	$4,256	$9,415	$4,256
8. Intangible Assets, Net and Goodwill
The Company recognizes certain separately identifiable intangible assets acquired in connection with business combinations and asset acquisitions. Refer to Note 3 for a summary of intangible assets acquired in connection with business combinations during the nine months ended September 30, 2021. Intangible assets consist of the following:

	September 30, 2021			December 31, 2020
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Purchased customer accounts (1)	$616,144	$(43,666)	$572,478	$501,512	$(18,604)	$482,908
Distributor relationships	37,226	(2,562)	34,664	32,380	(1,377)	31,003
Software	39,659	(16,334)	23,325	30,828	(10,801)	20,027
Trade names (1)	18,380	(2,802)	15,578	14,439	(932)	13,507
Carrier relationships	7,859	(1,181)	6,678	7,859	(984)	6,875
Totals	$719,268	$(66,545)	$652,723	$587,018	$(32,698)	$554,320
__________
(1)    During the nine months ended September 30, 2021, the Company recorded measurement period adjustments relating to certain businesses acquired in the fourth quarter of 2020, which decreased purchased customer accounts and trade names by $4.6 million and $156,000, respectively.
Amortization expense recorded for intangible assets was $12.6 million and $5.2 million for the three months ended September 30, 2021 and 2020, respectively, and $33.9 million and $13.2 million for the nine months ended September 30, 2021 and 2020, respectively.

Refer to Note 3 for a summary of goodwill recorded in connection with business combinations during the nine months ended September 30, 2021. The changes in carrying value of goodwill by Operating Group for the period are as follows:

(in thousands)	Middle Market	Specialty	MainStreet	Medicare	Total
Balance at December 31, 2020	$526,858	$65,319	$38,892	$20,433	$651,502
Goodwill of acquired businesses	143,266	88,022	—	4,241	235,529
Measurement period adjustments (1)	(1,710)	—	—	—	(1,710)
Balance at September 30, 2021	$668,414	$153,341	$38,892	$24,674	$885,321
__________
(1)    Measurement period adjustments relating to businesses acquired in the fourth quarter of 2020 increased accrued expenses and other current liabilities by $93,000, decreased property and equipment by $124,000, decreased premiums, commissions and fees receivable, net by $545,000 and decreased cash consideration by $2.5 million.
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
The Existing Term Loan B accrued interest at LIBOR plus 400 basis points (“bps”) with a LIBOR floor of 75 bps. Borrowings under the Revolving Facility accrue interest at LIBOR plus 200 bps to LIBOR plus 300 bps based on the total net leverage ratio.
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
The New Term Loan B bears interest at LIBOR plus 350 bps, subject to a LIBOR floor of 50 bps. The applicable interest rate on the Term Loan B at September 30, 2021 was 4.00%.
On August 6, 2021, the Company entered into Amendment No. 3 to the JPM Credit Agreement, under which the aggregate principal amount of the Revolving Facility was increased from $400.0 million to $475.0 million. The other terms of the Revolving Facility and the terms of the New Term Loan B remained unchanged.
The outstanding borrowings on the Revolving Facility of $120.0 million had an applicable interest rate of 2.33% at September 30, 2021. The Revolving Facility is also subject to a commitment fee of 0.30% on the unused capacity of $355.0 million at September 30, 2021.
The JPM Credit Agreement requires the Company to meet certain financial covenants and comply with customary affirmative and negative covenants as listed in the underlying agreement. The Company was in compliance with these covenants at September 30, 2021.

Interest Rate Caps
The Company entered into interest rate caps to mitigate its exposure to interest rate risk by limiting the impact of interest rate changes on cash flows. In March 2021, the Company executed three interest rate cap agreements, each with a notional amount of $300.0 million, which limit our interest rates by 0.75%, 1.50%, and 2.50%, expiring on March 10, 2022, March 10, 2024 and March 8, 2026, respectively. In August 2021, the Company executed two additional interest rate cap agreements, each with a notional amount of $100.0 million and interest rate cap of 3.00%, expiring on August 13, 2028. The interest rate caps are recorded at an aggregate fair value of $5.3 million at September 30, 2021 and are included as a component of other assets on the condensed consolidated balance sheets. The Company recorded a fair value loss of $334,000 and $1.2 million related to the interest rate caps for the three and nine months ended September 30, 2021, respectively, which is included as a component of other expense, net in the condensed consolidated statements of comprehensive loss.
10. Related Party Transactions
Notes Payable
In September 2021, the Company accelerated recognition of MSI’s maximum contingent earnout and entered into notes payable agreements with each of MSI’s shareholders for a combined principal amount of $61.5 million. The related party notes bear no interest and are payable in full on April 8, 2022.
Commission Revenue
The Company serves as a broker for Holding Company of the Villages, Inc. (“The Villages”) and certain affiliated entities. Commission revenue recorded as a result of transactions with The Villages was $1.0 million and $339,000 for the three months ended September 30, 2021 and 2020, respectively, and $2.3 million and $1.1 million for the nine months ended September 30, 2021 and 2020, respectively.
The Company serves as a broker for certain entities in which a member of our board of directors has a material interest. Commission revenue recorded as a result of these transactions was $84,000 and $119,000 for the three months ended September 30, 2021 and 2020, respectively, and $103,000 and $243,000 for the nine months ended September 30, 2021 and 2020, respectively.
Commissions Expense
Two brothers of Lowry Baldwin, our Board Chair, earned $148,000 and $254,000 from the Company in Risk Advisor commissions during the nine months ended September 30, 2021.
Rent Expense
The Company has various agreements to lease office space from wholly-owned subsidiaries of The Villages. Total rent expense incurred with respect to The Villages and its wholly-owned subsidiaries was $129,000 and $128,000 for the three months ended September 30, 2021 and 2020, respectively, and $390,000 and $412,000 for the nine months ended September 30, 2021 and 2020, respectively.
The Company has various agreements to lease office space from other related party entities. Total rent expense incurred with respect to related parties other than The Villages was $636,000 and $368,000 for the three months ended September 30, 2021 and 2020, respectively, and $1.7 million and $1.1 million for the nine months ended September 30, 2021 and 2020, respectively.
11. Share-Based Compensation
Omnibus Incentive Plan and Partnership Inducement Award Plan
The Company has an Omnibus Incentive Plan (the “Omnibus Plan”) and a Partnership Inducement Award Plan (the “Inducement Plan” and collectively, the “Plans”) to motivate and reward Colleagues and other individuals, including those who join the Company through Partnerships, to perform at the highest level and contribute significantly to the Company’s success, thereby furthering the best interests of its shareholders. The Omnibus Plan and the Inducement Plan provide for the Company to make awards of 3,844,044 and 1,500,000 shares of Class A common stock, respectively, at September 30, 2021.

During the nine months ended September 30, 2021, the Company made awards of restricted stock, unrestricted stock and performance-based restricted stock units under the Plans to its non-employee directors and Colleagues. Performance-based restricted stock unit awards were issued under the Omnibus Plan in connection with the Long-Term Incentive Plan, which is discussed in further detail below. Shares of unrestricted stock issued to directors during the nine months ended September 30, 2021 were vested upon issuance while restricted stock issued to Colleagues, Risk Advisors and executive officers generally either cliff vest after 4 years or vest ratably over 3 to 5 years.
The following table summarizes the activity for non-vested awards granted by the Company under the Plans:

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at December 31, 2020	826,027	$15.92
Granted	1,395,334	28.82
Vested and settled	(265,572)	21.36
Forfeited	(48,979)	20.73
Outstanding at September 30, 2021	1,906,810	24.48
The total fair value of shares that vested and settled under the Plans during the nine months ended September 30, 2021 was $5.7 million.
Share-based compensation includes expense recognized for management incentive units and advisor incentives, in addition to issuances under the Plans. The Company recognizes share-based compensation expense for the Plans net of actual forfeitures. The Company recorded total share-based compensation expense of $3.8 million and $2.2 million for the three months ended September 30, 2021 and 2020, respectively, and $11.9 million and $5.4 million for the nine months ended September 30, 2021 and 2020, respectively, which is included in commissions, employee compensation and benefits expense in the condensed consolidated statements of comprehensive loss.
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
12. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) attributable to BRP Group, Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings (loss) per share is computed giving effect to all potentially dilutive shares of common stock.
During the periods presented, potentially dilutive securities include restricted stock awards and shares of Class B common stock that are cancellable upon the redemption or exchange, on a one-for-one basis, of LLC Units for shares of our Class A common stock. The 1,801,394 shares of unvested restricted Class A common stock were excluded from the diluted calculation for the three and nine months ended September 30, 2021 and the 783,571 shares of unvested restricted Class A common stock were excluded from the diluted calculation for the three and nine months ended September 30, 2020 as their inclusion would have been anti-dilutive because the Company was in a net loss position during these periods. In addition, the 52,484,315 and 45,247,711 outstanding shares of Class B common stock as of September 30, 2021 and 2020, respectively, have been excluded from the diluted calculation for all periods presented because including them on an “if-converted” basis would have an anti-dilutive effect. The shares of Class B common stock do not share in the earnings or losses attributable to BRP Group, and therefore, are not participating securities. Accordingly, a separate presentation of basic and diluted earnings (loss) per share of Class B common stock under the two-class method has not been included.

The following is a calculation of the basic and diluted weighted-average number of shares of Class A common stock outstanding and loss per share for the three and nine months ended September 30, 2021 and 2020.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Basic and diluted loss per share:
Net loss attributable to BRP Group, Inc.	$(12,833)	$(3,268)	$(7,976)	$(5,388)
Shares used for basic loss per share:
Basic and diluted weighted-average shares of Class A common stock outstanding	46,446	33,098	45,132	24,371
Basic and diluted loss per share	$(0.28)	$(0.10)	$(0.18)	$(0.22)
13. Fair Value Measurements
ASC Topic 820, Fair Value Measurement (“Topic 820”) established a framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy under Topic 820 are described below:
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

(in thousands)	September 30, 2021	December 31, 2020
Level 2
Interest rate caps	$5,302	$—
Level 2 Assets	$5,302	$—
Level 3
Contingent earnout liabilities	$180,945	$164,819
Level 3 Liabilities	$180,945	$164,819

Methodologies used for assets and liabilities measured at fair value on a recurring basis within Level 3 of the fair value hierarchy at September 30, 2021 and December 31, 2020 are based on limited unobservable inputs. These methods may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.
The fair value of interest rate caps was $5.3 million at September 30, 2021. The fair value of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.
The fair value of contingent earnout liabilities is based on sales projections for the acquired entities, which are reassessed each reporting period. Based on the Company’s ongoing assessment of the fair value of its contingent earnout liabilities, the Company recorded a net increase in the estimated fair value of such liabilities of $23.2 million for the nine months ended September 30, 2021. The Company has assessed the maximum estimated exposure to the contingent earnout liabilities to be $682.6 million at September 30, 2021.
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
The fair value of the contingent earnout liabilities is based on the present value of the expected future payments to be made to Partners in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, the Company estimates the Partner’s future performance using financial projections developed by management for the Partner and market participant assumptions that were derived for revenue growth, profitability based on earnings before income taxes, depreciation and amortization (“EBITDA”), or the number of rental units tracked. Revenue and EBITDA growth rates generally ranged from 10% to 24% at September 30, 2021 and from 7% to 20% at December 31, 2020. The Company estimates future payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. These payments are discounted to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of the Partner to achieve the targets. These discount rates generally ranged from 5.25% to 18.50% at September 30, 2021 and from 5.00% to 18.00% at December 31, 2020. Changes in financial projections, market participant assumptions for revenue growth and profitability, or the risk-adjusted discount rate, would result in a change in the fair value of contingent consideration.

The following table sets forth a summary of the changes in the fair value of the Company’s contingently returnable consideration and contingent earnout liabilities, which are measured at fair value on a recurring basis utilizing Level 3 assumptions in their valuation:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2021	2020	2020	2021	2020	2020
(in thousands)	Contingent Earnout Liabilities	Contingently Returnable Consideration(1)	Contingent Earnout Liabilities	Contingent Earnout Liabilities	Contingently Returnable Consideration(1)	Contingent Earnout Liabilities
Balance at beginning of period	$178,252	$387	$78,535	$164,819	$70	$48,769
Fair value of contingent consideration issuances (2)	53,102	—	1,424	56,143	—	26,612
Change in fair value of contingent consideration	11,341	(88)	6,367	23,163	229	12,926
Settlement of contingent consideration (3)	(61,750)	—	(938)	(63,180)	—	(2,919)
Balance at end of period	$180,945	$299	$85,388	$180,945	$299	$85,388
__________
(1)    There was no contingently returnable consideration at September 30, 2021 or December 31, 2020.
(2)    During the nine months ended September 30, 2021, the Company recorded measurement period adjustments relating to businesses acquired in the fourth quarter of 2020. These adjustments decreased contingent earnout liabilities by $4.7 million, which offsets issuances of $60.9 million from business combinations in the current period.
(3)    During the three and nine months ended September 30, 2021, the Company settled $61.5 million if its contingent earnout liabilities through the issuance of related party notes payable. Refer to Note 10 for additional information.
Fair Value of Other Financial Instruments
The fair value of long-term debt is classified as Level 2 within the fair value hierarchy. Fair value is based on an estimate using a discounted cash flow analysis based on current borrowing rates for similar types of borrowing arrangements. The fair value of long-term debt was approximately $481.6 million at September 30, 2021 compared to a carrying value of $498.8 million. The fair value of long-term debt was approximately $402.0 million at December 31, 2020 compared to a carrying value of $399.0 million. The carrying value of long-term debt is netted against unamortized debt discount and issuance costs of $16.4 million and $13.6 million at September 30, 2021 and December 31, 2020, respectively, for balance sheet presentation.
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

	For the Three Months Ended September 30, 2021
(in thousands)	Middle Market	Specialty	MainStreet	Medicare	Corporate and Other	Total
Commissions and fees (1)	$80,087	$41,986	$8,760	$5,665	$(942)	$135,556
Net income (loss)	(7,154)	962	1,233	61	(19,324)	(24,222)
__________
(1)    During the three months ended September 30, 2021, the Middle Market Operating Group recorded intercompany commissions and fees revenue from activity with the Specialty Operating Group of $604,000; the Specialty Operating Group recorded intercompany commissions and fees revenue from activity with itself of $41,000; the MainStreet Operating Group recorded intercompany commissions and fees revenue from activity with the Middle Market Operating Group of $121,000; and the Medicare Operating Group recorded intercompany commissions and fees revenue from activity with itself of $176,000. These intercompany commissions and fees are eliminated through Corporate and Other.

	For the Three Months Ended September 30, 2020
(in thousands)	Middle Market	Specialty	MainStreet	Medicare	Corporate and Other	Total
Commissions and fees	$26,561	$27,486	$7,905	$4,101	$(210)	$65,843
Net income (loss)	1,175	(1,278)	1,197	214	(8,923)	(7,615)

	For the Nine Months Ended September 30, 2021
(in thousands)	Middle Market	Specialty	MainStreet	Medicare	Corporate and Other	Total
Commissions and fees (1)	$266,751	$97,173	$25,558	$20,269	$(1,661)	$408,090
Net income (loss)	28,601	4,435	3,505	2,811	(53,064)	(13,712)
__________
(1)    During the nine months ended September 30, 2021, the Middle Market Operating Group recorded intercompany commissions and fees revenue from activity with the Specialty Operating Group of $1.1 million; the Specialty Operating Group recorded intercompany commissions and fees revenue from activity with itself of $41,000; the MainStreet Operating Group recorded intercompany commissions and fees revenue from activity with the Middle Market Operating Group of $212,000; and the Medicare Operating Group recorded intercompany commissions and fees revenue from activity with itself of $336,000. These intercompany commissions and fees are eliminated through Corporate and Other.

	For the Nine Months Ended September 30, 2020
(in thousands)	Middle Market	Specialty	MainStreet	Medicare	Corporate and Other	Total
Commissions and fees	$69,311	$64,358	$23,917	$13,894	$(210)	$171,270
Net income (loss)	11,789	(6,190)	3,397	2,661	(22,424)	(10,767)

(in thousands)	Middle Market	Specialty	MainStreet	Medicare	Corporate and Other	Total
Total assets at September 30, 2021	$1,495,044	$328,005	$60,896	$56,609	$292,555	$2,233,109
Total assets at December 31, 2020	1,194,185	188,360	58,957	43,675	44,737	1,529,914
16. Subsequent Events
Business Partnerships
On October 1, 2021, the Company purchased certain assets and intellectual and intangible rights and assumed certain liabilities of White Hill Plaza, Inc. (operating as K&S Insurance Agency, “K&S”) for upfront consideration consisting of $79.9 million of cash (which was reduced by the value of shares of Class A common stock issued to K&S colleagues in connection with the Partnership) and 1,018,874 LLC Units (and the corresponding 1,018,874 shares of Class B common stock). K&S will also have the opportunity to receive additional contingent consideration payable in cash, shares of Class A common stock, or a combination of both at the Company’s sole option. The Partnership brings to the Company deep expertise in the construction industry, and incremental scale in Texas. The Company has not yet completed its evaluation and determination of consideration paid, certain assets and liabilities acquired, or treatment of this transaction as either a business combination or asset acquisition in accordance with Topic 805.
On October 1, 2021, the Company purchased certain assets and intellectual and intangible rights and assumed certain liabilities of Jacobson, Goldfarb & Scott, Inc., including the equity interests of certain of its subsidiaries (collectively, operating as “JGS”) for upfront consideration consisting of $157.2 million of cash (which was reduced by the value of shares of Class A common stock issued to JGS colleagues in connection with the Partnership) and 1,821,625 LLC Units (and the corresponding 1,821,625 shares of Class B common stock). JGS will also have the opportunity to receive additional contingent consideration payable in cash, shares of Class A common stock, or a combination of both at the Company’s sole option. The Partnership expands the Company’s Specialty and Middle Market practice expertise in key markets and industries, including Habitational Real Estate, Construction and Manufacturing & Distribution. The Company has not yet completed its evaluation and determination of consideration paid, certain assets and liabilities acquired, or treatment of this transaction as either a business combination or asset acquisition in accordance with Topic 805.
On November 4, 2021, the Company announced that, through its indirect subsidiaries (including Burnham Benefits Insurance Services, LLC), BRP Group has entered into an agreement to acquire substantially all of the assets of Wood Gutmann & Bogart Insurance Brokers and certain of its affiliates and related entities (collectively, “WGB”). Based in Tustin, California, WGB is a full-service middle-market brokerage firm providing a complete range of commercial, personal and employee benefits insurance products and services. The Partnership is expected to close on December 1, 2021, subject to certain closing conditions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 11, 2021. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A. Risk Factors and Note Regarding Forward-Looking Statements included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K.
THE COMPANY
BRP Group, Inc. (“BRP Group,” the “Company,” “we,” “us” or “our”) is an independent insurance distribution firm delivering solutions that give our Clients the peace of mind to pursue their purpose, passion and dreams. We support our Clients, Colleagues, Insurance Company Partners and communities through the deployment of vanguard resources and capital to drive organic and inorganic growth. We are innovating the industry by taking a holistic and tailored approach to risk management, insurance and employee benefits. Our growth plan includes increased geographic representation across the U.S., expanded client value propositions and new lines of insurance to meet the needs of evolving lifestyles, business risks and healthcare funding. We are a destination employer supported by an award-winning culture, powered by exceptional people and fueled by industry-leading growth and innovation.
We represent over 700,000 Clients across the United States and internationally. Our 2,400 Colleagues include approximately 400 Risk Advisors, who are fiercely independent, relentlessly competitive and “insurance geeks.” We have approximately 100 offices in 18 states, all of which are equipped to provide diversified products and services to empower our Clients at every stage through our four Operating Groups.
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
We completed ten Partnerships for an aggregate purchase price of $387.5 million during the nine months ended September 30, 2021 and eleven Partnerships for an aggregate purchase price of $317.7 million during the nine months ended September 30, 2020. Partnerships completed during 2021 added $20.1 million of premiums, commissions and fees receivable, $135.0 million of intangible assets and $235.5 million of goodwill to the condensed consolidated balance sheet.
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
NOVEL CORONAVIRUS (COVID-19)
The extent to which the COVID-19 pandemic and the related economic impact may affect our financial condition or results of operations is uncertain. The extent of the impact on our operational and financial performance will depend on various factors, including the availability, effectiveness and utilization of vaccines for COVID-19 and its variant strains, new information that may emerge concerning the severity of COVID-19 and its variants, actions to contain or limit their spread, including any related federal, state or local governmental orders or restrictions and the duration, severity and spread of the outbreak.
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
RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements for the three and nine months ended September 30, 2021 and the related notes and other financial information included elsewhere in this report. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on March 11, 2021.

The following is a discussion of our consolidated results of operations for the three and nine months ended September 30, 2021 and 2020.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2021	2020	Variance	2021	2020	Variance
Revenues:
Commissions and fees	$135,556	$65,843	$69,713	$408,090	$171,270	$236,820

Operating expenses:
Commissions, employee compensation and benefits	100,081	48,469	51,612	278,521	122,280	156,241
Other operating expenses	27,589	12,146	15,443	64,357	30,577	33,780
Amortization expense	12,596	5,185	7,411	33,875	13,231	20,644
Change in fair value of contingent consideration	11,341	6,455	4,886	23,163	12,697	10,466
Depreciation expense	753	258	495	1,920	663	1,257
Total operating expenses	152,360	72,513	79,847	401,836	179,448	222,388

Operating income (loss)	(16,804)	(6,670)	(10,134)	6,254	(8,178)	14,432

Other expense:
Interest expense, net	(6,940)	(922)	(6,018)	(18,431)	(2,554)	(15,877)
Other expense, net	(478)	(23)	(455)	(1,535)	(23)	(1,512)
Total other expense	(7,418)	(945)	(6,473)	(19,966)	(2,577)	(17,389)

Loss before income taxes	(24,222)	(7,615)	(16,607)	(13,712)	(10,755)	(2,957)
Income tax provision	—	—	—	—	12	(12)
Net loss	(24,222)	(7,615)	(16,607)	(13,712)	(10,767)	(2,945)
Less: net loss attributable to noncontrolling interests	(11,389)	(4,347)	(7,042)	(5,736)	(5,379)	(357)
Net loss attributable to BRP Group, Inc.	$(12,833)	$(3,268)	$(9,565)	$(7,976)	$(5,388)	$(2,588)

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
Commissions and fees increased $69.7 million and $236.8 million for the three and nine months ended September 30, 2021 as compared to the same periods of 2020, respectively. This increase was related to amounts attributable to Partners acquired during 2020 and 2021 prior to their having reached the twelve-month owned mark (such amounts, the “Partnership Contribution”) and organic growth. The Partnership Contribution accounted for $52.7 million and $195.9 million of the increase to commissions and fees for the quarter and year-to-date periods, respectively, and organic growth accounted for $17.0 million and $40.9 million of the increase for the quarter and year-to-date periods, respectively.

Major Sources of Commissions and Fees
The following table sets forth our commissions and fees by major source for the periods indicated:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2021	2020	Variance	2021	2020	Variance
Direct bill revenue	$58,582	$26,996	$31,586	$203,302	$77,535	$125,767
Agency bill revenue	53,495	28,130	25,365	136,271	64,815	71,456
Profit-sharing revenue	8,105	3,535	4,570	26,572	11,285	15,287
Policy fee and installment fee revenue	5,146	4,051	1,095	14,414	11,086	3,328
Consulting and service fee revenue	5,343	720	4,623	16,349	2,228	14,121
Other income	4,885	2,411	2,474	11,182	4,321	6,861
Total commissions and fees	$135,556	$65,843	$69,713	$408,090	$171,270	$236,820
Direct bill revenue represents commission revenue earned by providing insurance placement services to Clients, primarily for private risk management, commercial risk management, employee benefits and Medicare insurance types. Direct bill revenue increased $31.6 million and $125.8 million for the three and nine months ended September 30, 2021 as compared to the same periods of 2020, respectively. The Partnership Contribution accounted for $28.1 million and $116.0 million of the increase to direct bill revenue for the quarter and year-to-date periods, respectively. Organic growth for direct bill revenue was $3.5 million and $9.8 million for the quarter and year-to-date periods, respectively.
Agency bill revenue primarily represents commission revenue earned by providing insurance placement services to clients wherein we act as an agent on behalf of the Client. Agency bill revenue increased $25.4 million and $71.5 million for the three and nine months ended September 30, 2021 as compared to the same periods of 2020, respectively. The Partnership Contribution accounted for $14.7 million and $49.0 million of the increase to agency bill revenue for the quarter and year-to-date periods, respectively. Organic growth for agency bill revenue was $10.7 million and $22.5 million for the quarter and year-to-date periods, respectively.
Profit-sharing revenue represents bonus-type or contingent revenue that is earned by us as a sales incentive provided by certain Insurance Company Partners. Profit-sharing revenue increased $4.6 million and $15.3 million for the three and nine months ended September 30, 2021 as compared to the same periods of 2020, respectively, as a result of the Partnership Contribution of $4.3 million and $14.5 million, respectively, and organic growth of $0.3 million and $0.8 million, respectively. Profit-sharing revenue was affected by higher loss ratios in our Middle Market and MainStreet Operating Groups, which is particularly acute in the Florida homeowners marketplace.
Policy fee and installment fee revenue represents revenue earned for acting in the capacity of an MGA and providing payment processing and services and other administrative functions on behalf of Insurance Company Partners. Policy fee and installment fee revenue increased $1.1 million and $3.3 million during the three and nine months ended September 30, 2021 as compared to the same periods of 2020, respectively, due to organic growth. These fees are generated by our Specialty Operating Group.
Consulting and service fee revenue represents fees received in lieu of a commission and specialty insurance consulting revenue. Consulting and service fee revenue increased $4.6 million and $14.1 million for the three and nine months ended September 30, 2021 as compared to the same periods of 2020, respectively, as a result of the Partnership Contribution of $3.5 million and $10.5 million, respectively, and organic growth of $1.1 million and $3.7 million, respectively.
Other income consists of Medicare marketing income that is based on agreed-upon cost reimbursement for fulfilling specific targeted marketing campaigns in addition to other fee income and premium financing income generated across all Operating Groups. Other income increased $2.5 million and $6.9 million for the three and nine months ended September 30, 2021 as compared to the same periods of 2020, respectively. The Partnership Contribution accounted for $2.0 million and $5.9 million for the quarter and year-to-date periods, respectively, and organic growth comprised $0.5 million and $0.9 million for the quarter and year-to-date periods, respectively.

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
Commissions, employee compensation and benefits expenses increased $51.6 million and $156.2 million for the three and nine months ended September 30, 2021 as compared to the same periods of 2020, respectively. The Partnership Contribution accounted for $28.6 million and $107.0 million of the increase to commissions, employee compensation and benefits for the quarter and year-to-date periods, respectively. Share-based compensation expense increased $1.6 million and $6.6 million, respectively, as a result of equity grants awarded to all newly hired Colleagues, including those who joined us through Partnerships, and grants to reward Colleagues, including members of senior management. The remaining increase in commissions, employee compensation and benefits expense can be attributed to higher commissions expense relating to our organic growth and higher compensation and benefits relating to hiring to support our growth.
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
Other operating expenses increased $15.4 million for the three months ended September 30, 2021 as compared to the same period of 2020, which was primarily attributable to increases in professional fees of $3.9 million relating to Partnership transactions and public company costs, rent expense of $3.2 million relating to expansion of our operating locations, dues and subscriptions of $1.6 million from our investment in technology to support our growth, software and internet of $1.5 million relating to corporate investment and Partners who joined us in 2020, consulting fees of $1.0 million relating to our investment in technology to support our growth, colleague education and welfare of $0.9 million relating to investments in our Colleagues and travel and entertainment of $0.9 million relating to Partnership travel and lodging.
Other operating expenses increased $33.8 million for the nine months ended September 30, 2021 as compared to the same period of 2020, which was primarily attributable to increases in rent expense of $7.9 million relating to expansion of our corporate offices and operating locations, professional fees of $6.3 million relating to Partnership transactions and public company costs, dues and subscriptions of $4.3 million from our investment in technology to support our growth, software and internet of $3.5 million relating to corporate investment and Partners who joined us in 2020, consulting fees of $2.4 million relating to our investment in technology to support our growth, travel and entertainment of $2.0 million relating to Partnership travel and lodging costs, licenses and taxes of $1.2 million, advertising and marketing of $1.2 million and colleague education and welfare of $1.2 million relating to investments in our Colleagues.
Amortization Expense
Amortization expense increased $7.4 million and $20.6 million for the three and nine months ended September 30, 2021 as compared to the same periods of 2020, respectively, which was driven by amortization related to Partners acquired over the past twelve months.

Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration was $11.3 million for the three months ended September 30, 2021 as compared to $6.5 million for the same period of 2020. Change in fair value of contingent consideration was $23.2 million for the nine months ended September 30, 2021 as compared to $12.7 million for the same period of 2020. The change in fair value of contingent consideration results from fluctuations in the value of the relevant measurement basis, normally revenue or EBITDA, of our Partners.
Interest Expense, Net
Interest expense, net increased $6.0 million and $15.9 million for the three and nine months ended September 30, 2021 as compared to the same periods of 2020, respectively, resulting from a higher average interest rate and higher average borrowings under the JPM Credit Agreement in effect during the first nine months of 2021 compared to the credit facilities in place during the same period of 2020.
FINANCIAL CONDITION - COMPARISON OF SEPTEMBER 30, 2021 TO DECEMBER 31, 2020
Our total assets and total liabilities increased $703.2 million and $361.4 million, respectively, at September 30, 2021 as compared to December 31, 2020. The most significant changes in assets and liabilities are described below.
Cash and cash equivalents and restricted cash increased $279.4 million as a result of operating, investing and financing activities illustrated in the condensed consolidated statement of cash flows and discussed further under the Sources and Uses of Cash section below.
Premiums, commissions and fees receivable, net increased $77.7 million as a result of revenue growth and the timing of revenue recognition under direct bill policies in employee benefits for which revenue, which is concentrated in January and July, is recognized up front while payment is received monthly through the duration of the year.
Intangible assets increased $98.4 million as a result of Partnerships completed during the first nine months of 2021.
Goodwill increased $233.8 million as a result of Partnerships completed during the first nine months of 2021, offset in part by measurement period adjustments for certain Partnerships formed in the fourth quarter 2020.
Premiums payable to insurance companies and producer commissions payable increased $39.9 million and $11.3 million, respectively, as a result of revenue growth.
Related party notes payable increased $61.5 million due to our having accelerated recognition of MSI’s maximum contingent earnout and entered into notes payable agreements with each of MSI’s shareholders in the third quarter of 2021.
Revolving lines of credit increased $120.0 million as a result of borrowing on our Revolving Facility for funding Partnerships and general working capital purposes in 2021.
Long-term debt increased $97.0 million as a result of having upsized our term loan to $500.0 million during the second quarter of 2021.
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

Adjusted EBITDA eliminates the effects of financing, depreciation, amortization and change in fair value of contingent consideration. We define Adjusted EBITDA as net income (loss) before interest, taxes, depreciation, amortization, change in fair value of contingent consideration and certain items of income and expense, including share-based compensation expense, transaction-related expenses related to Partnerships, severance, and certain non-recurring costs, including those related to raising capital. We believe that Adjusted EBITDA is an appropriate measure of operating performance because it eliminates the impact of expenses that do not relate to business performance, and that the presentation of this measure enhances an investor’s understanding of our financial performance.
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
Adjusted Net Income is presented for the purpose of calculating Adjusted Diluted EPS. We define Adjusted Net Income as net income (loss) attributable to BRP Group, Inc. adjusted for amortization, change in fair value of contingent consideration and certain items of income and expense, including share-based compensation expense, transaction-related expenses related to Partnerships, severance, and certain non-recurring costs that, in the opinion of management, significantly affect the period-over-period assessment of operating results, and the related tax effect of those adjustments.
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

Adjusted EBITDA and Adjusted EBITDA Margin
The following table reconciles Adjusted EBITDA and Adjusted EBITDA Margin to net loss, which we consider to be the most directly comparable GAAP financial measure to Adjusted EBITDA and Adjusted EBITDA Margin:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except percentages)	2021	2020	2021	2020
Commissions and fees	$135,556	$65,843	$408,090	$171,270

Net loss	$(24,222)	$(7,615)	$(13,712)	$(10,767)
Adjustments to net loss:
Amortization expense	12,596	5,185	33,875	13,231
Change in fair value of contingent consideration	11,341	6,455	23,163	12,697
Interest expense, net	6,940	922	18,431	2,554
Share-based compensation	3,834	2,240	11,921	5,357
Transaction-related Partnership expenses	5,556	2,904	11,226	6,772
Depreciation expense	753	258	1,920	663
Change in fair value of interest rate caps	334	—	1,159	—
Severance	481	(324)	481	89
Capital related expenses	—	—	—	1,000
Income tax provision	—	—	—	12
Other	1,951	899	4,222	1,733
Adjusted EBITDA	$19,564	$10,924	$92,686	$33,341
Adjusted EBITDA Margin	14%	17%	23%	19%
Organic Revenue and Organic Revenue Growth
The following table reconciles Organic Revenue and Organic Revenue Growth to commissions and fees, which we consider to be the most directly comparable GAAP financial measure to Organic Revenue and Organic Revenue Growth:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except percentages)	2021	2020	2021	2020
Commissions and fees	$135,556	$65,843	$408,090	$171,270
Partnership commissions and fees (1)	(52,673)	(19,637)	(195,781)	(54,569)
Organic Revenue	$82,883	$46,206	$212,309	$116,701
Organic Revenue Growth (2)	$16,978	$7,809	$40,907	$15,393
Organic Revenue Growth % (2)	26%	20%	24%	15%
__________
(1)    Includes the first twelve months of such commissions and fees generated from newly acquired Partners. Amount for the nine months ended September 30, 2021 is reduced by approximately $830,000 for the timing of certain cash receipts that were fully constrained under Topic 606 in the post-partnership period for our Partnership with Agency RM, which closed February 1, 2020.
(2)    Organic Revenue for the three and nine months ended September 30, 2020 used to calculate Organic Revenue Growth for the three and nine months ended September 30, 2021 was $65.9 million and $171.4 million, respectively, which is adjusted to reflect revenues from Partnerships that reached the twelve-month owned mark during the three and nine months ended September 30, 2021.

Adjusted Net Income and Adjusted Diluted EPS
The following table reconciles Adjusted Net Income to net loss attributable to BRP Group, Inc. and reconciles Adjusted Diluted EPS to diluted loss per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Net loss attributable to BRP Group, Inc.	$(12,833)	$(3,268)	$(7,976)	$(5,388)
Net loss attributable to noncontrolling interests	(11,389)	(4,347)	(5,736)	(5,379)
Amortization expense	12,596	5,185	33,875	13,231
Change in fair value of contingent consideration	11,341	6,455	23,163	12,697
Share-based compensation	3,834	2,240	11,921	5,357
Transaction-related Partnership expenses	5,556	2,904	11,226	6,772
Amortization of deferred financing costs	858	189	2,301	384
Change in fair value of interest rate caps	334	—	1,159	—
Severance	481	(324)	481	89
Capital related expenses	—	—	—	1,000
Other	1,951	899	4,222	1,733
Adjusted pre-tax income	12,729	9,933	74,636	30,496
Adjusted income taxes (1)	1,260	983	7,389	3,019
Adjusted Net Income	$11,469	$8,950	$67,247	$27,477

Weighted-average shares of Class A common stock outstanding - diluted	46,446	33,098	45,132	24,371
Dilutive effect of unvested restricted shares of Class A common stock	1,818	759	1,737	483
Exchange of Class B shares (2)	52,148	45,288	50,521	44,767
Adjusted dilutive weighted-average shares outstanding	100,412	79,145	97,390	69,621

Adjusted Diluted EPS	$0.11	$0.11	$0.69	$0.39

Diluted loss per share	$(0.28)	$(0.10)	$(0.18)	$(0.22)
Effect of exchange of Class B shares and net loss attributable to noncontrolling interests per share	0.04	—	0.04	0.07
Other adjustments to loss per share	0.36	0.22	0.91	0.58
Adjusted income taxes per share	(0.01)	(0.01)	(0.08)	(0.04)
Adjusted Diluted EPS	$0.11	$0.11	$0.69	$0.39
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
The following table sets forth our commissions and fees by Operating Group and for Corporate and Other by amount and as a percentage of our commissions and fees:

Commissions and Fees by Operating Group (in thousands, except percentages)
	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2021		2020		Variance		2021		2020		Variance
Operating Group	Amount	Percent of Business	Amount	Percent of Business	Amount	%	Amount	Percent of Business	Amount	Percent of Business	Amount	%
Middle Market	$80,087	59%	$26,561	40%	$53,526	202%	$266,751	65%	$69,311	40%	$197,440	285%
Specialty	41,986	31%	27,486	42%	14,500	53%	97,173	24%	64,358	38%	32,815	51%
MainStreet	8,760	6%	7,905	12%	855	11%	25,558	6%	23,917	14%	1,641	7%
Medicare	5,665	4%	4,101	6%	1,564	38%	20,269	5%	13,894	8%	6,375	46%
Corporate and Other	(942)	(1)%	(210)	—%	(732)	n/m	(1,661)	—%	(210)	—%	(1,451)	n/m
	$135,556		$65,843		$69,713		$408,090		$171,270		$236,820
__________
n/m    not meaningful
Commissions and fees for our Middle Market Operating Group increased $53.5 million for the third quarter of 2021 as compared to the same period of 2020 as a result of the Partnership Contribution of $48.2 million and organic growth of $5.3 million. Middle Market experienced organic growth in base commissions and fees of $3.0 million, consulting and service fees of $1.1 million and contingents of $0.7 million during the period.
Commissions and fees for our Middle Market Operating Group increased $197.4 million for the first nine months of 2021 as compared to the same period of 2020 as a result of the Partnership Contribution of $185.3 million and organic growth of $12.1 million. Middle Market experienced organic growth in base commissions and fees of $7.0 million, consulting and service fees of $3.6 million and contingents of $0.9 million during the period.
Commissions and fees for our Specialty Operating Group increased $14.5 million for the third quarter of 2021 as compared to the same period of 2020 as a result of organic growth of $10.3 million, which is attributable to growth in our renter’s insurance product and Connected Risk Solutions, in addition to the Partnership Contribution of $4.2 million.
Commissions and fees for our Specialty Operating Group increased $32.8 million for the first nine months of 2021 as compared to the same period of 2020 as a result of organic growth of $26.9 million, which is attributable to growth in our renter’s insurance product and Connected Risk Solutions, in addition to the Partnership Contribution of $5.9 million.
Policies in force for Specialty’s MGA of the Future grew by 161,645, or 32%, to 661,946 at September 30, 2021 from 500,301 at September 30, 2020.
Commissions and fees for our MainStreet Operating Group increased $0.9 million for the third quarter of 2021 as compared to the same period of 2020. MainStreet had organic growth in base commissions and fees of $1.0 million, which was offset in part by a decrease in organic contingent revenue of $0.2 million resulting from higher loss ratios due to challenges in the Florida insurance marketplace.

Commissions and fees for our MainStreet Operating Group increased $1.6 million for the first nine months of 2021 as compared to the same period of 2020. MainStreet had organic growth in base commissions and fees of $2.5 million, which was offset in part by a decrease in organic contingent revenue of $1.0 million resulting from higher loss ratios due to challenges in the Florida insurance marketplace.
Commissions and fees for our Medicare Operating Group increased $1.6 million for the third quarter of 2021 as compared to the same period of 2020 as a result of the Partnership Contribution of $0.9 million and organic growth of $0.7 million.
Commissions and fees for our Medicare Operating Group increased $6.4 million for the first nine months of 2021 as compared to the same period of 2020 as a result of the Partnership Contribution of $5.3 million and organic growth of $1.0 million. Continued COVID-19 protocols, including social distancing, reduced our Medicare agents' ability to meet person-to-person in our normal venues, which impacted our ability to sell new business during the 2021 Annual Enrollment Period.
Revenue reported for Corporate and Other relates to the elimination of intercompany revenue. During the third quarter of 2021, the Middle Market Operating Group recorded intercompany commissions and fees from activity with the Specialty Operating Group of $604,000; the Specialty Operating Group recorded intercompany commissions and fees revenue from activity with itself of $41,000; the MainStreet Operating Group recorded intercompany commissions and fees from activity with the Middle Market Operating Group of $121,000; and the Medicare Operating Group recorded intercompany commissions and fees from activity with itself of $176,000. During the nine months of 2021, the Middle Market Operating Group recorded intercompany commissions and fees from activity with the Specialty Operating Group of $1.1 million; the Specialty Operating Group recorded intercompany commissions and fees revenue from activity with itself of $41,000; the MainStreet Operating Group recorded intercompany commissions and fees from activity with the Middle Market Operating Group of $212,000; and the Medicare Operating Group recorded intercompany commissions and fees from activity with itself of $336,000. These amounts were eliminated through Corporate and Other.
Commissions, Employee Compensation and Benefits
The following table sets forth our commissions, employee compensation and benefits by Operating Group and for Corporate and Other by amount and as a percentage of our commissions, employee compensation and benefits:

Commissions, Employee Compensation and Benefits by Operating Group (in thousands, except percentages)
	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2021		2020		Variance		2021		2020		Variance
Operating Group	Amount	Percent of Business	Amount	Percent of Business	Amount	%	Amount	Percent of Business	Amount	Percent of Business	Amount	%
Middle Market	$56,690	57%	$18,070	37%	$38,620	214%	$164,412	59%	$44,153	36%	$120,259	272%
Specialty	30,739	31%	19,993	41%	10,746	54%	71,118	26%	48,124	39%	22,994	48%
MainStreet	5,547	6%	4,496	9%	1,051	23%	16,573	6%	13,268	11%	3,305	25%
Medicare	3,843	4%	2,455	5%	1,388	57%	12,196	4%	7,686	6%	4,510	59%
Corporate and Other	3,262	3%	3,455	7%	(193)	(6)%	14,222	5%	9,049	7%	5,173	57%
	$100,081		$48,469		$51,612		$278,521		$122,280		$156,241

Commissions, employee compensation and benefits expenses increased across all Operating Groups for the third quarter of 2021 as compared to the same period of 2020. The Partnership Contribution accounted for $27.2 million, $0.9 million and $0.6 million of the increase to commissions, employee compensation and benefits expenses in the Middle Market, Specialty and Medicare Operating Groups, respectively. Commissions, employee compensation and benefits expenses also increased across all Operating Groups as a result of continued investments in Growth Services to support our growth, which costs are primarily allocated among the Operating Groups, and continued investment in sales and service talent.
Commissions, employee compensation and benefits expenses increased across all Operating Groups for the first nine months of 2021 as compared to the same period of 2020. The Partnership Contribution accounted for $101.8 million, $2.3 million and $2.9 million of the increase to commissions, employee compensation and benefits expenses in the Middle Market, Specialty and Medicare Operating Groups, respectively. Commissions, employee compensation and benefits expenses also increased across all Operating Groups as a result of continued investments in Growth Services to support our growth, which costs are primarily allocated among the Operating Groups, and continued investment in sales and service talent.
Commissions, employee compensation and benefits expenses for Corporate and Other increased as a result of increased headcount to support our growth and additional share-based compensation expense.
Other Operating Expenses
The following table sets forth our other operating expenses by Operating Group and for Corporate and Other by amount and as a percentage of our other operating expenses:

Other Operating Expenses by Operating Group (in thousands, except percentages)
	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2021		2020		Variance		2021		2020		Variance
Operating Group	Amount	Percent of Business	Amount	Percent of Business	Amount	%	Amount	Percent of Business	Amount	Percent of Business	Amount	%
Middle Market	$13,508	49%	$4,046	33%	$9,462	234%	$31,564	49%	$9,665	32%	$21,899	227%
Specialty	4,311	16%	1,658	14%	2,653	160%	8,385	13%	4,454	15%	3,931	88%
MainStreet	1,116	4%	1,226	10%	(110)	(9)%	3,462	5%	3,233	11%	229	7%
Medicare	1,113	4%	952	8%	161	17%	3,619	6%	2,739	9%	880	32%
Corporate and Other	7,541	27%	4,264	35%	3,277	77%	17,327	27%	10,486	34%	6,841	65%
	$27,589		$12,146		$15,443		$64,357		$30,577		$33,780
Other operating expenses for our Middle Market Operating Group increased $9.5 million for the third quarter of 2021 as compared to the same period of 2020 driven by higher costs for rent expense of $3.0 million, professional fees of $1.2 million, software and internet of $1.0 million, dues and subscriptions of $1.0 million, travel and entertainment of $0.7 million, colleague education and welfare of $0.5 million and consulting of $0.4 million. Other operating expenses for our Specialty Operating Group increased $2.7 million for the third quarter of 2021 as compared to the same period of 2020 driven by higher costs for professional fees of 1.2 million and higher dues and subscriptions, travel and entertainment, consulting fees and rent expense of $0.2 million each. The increases in our operating costs are related to our growth, both organically and through Partnerships, during the previous twelve months.
Other operating expenses for our Middle Market Operating Group increased $21.9 million for the first nine months of 2021 as compared to the same period of 2020 driven by higher costs for rent expense of $6.6 million, software and internet of $2.9 million, dues and subscriptions of $2.4 million, professional fees of $2.2 million, travel and entertainment of $1.4 million and consulting of $1.2 million. Other operating expenses for our Specialty Operating Group increased $3.9 million for the first nine months of 2021 as compared to the same period of 2020 driven by higher costs for professional fees of $1.4 million, consulting fees of $0.5 million, bank charges of $0.4 million, rent expense of $0.4 million and dues and subscriptions of $0.4 million. Other operating expenses for our Medicare Operating Group increased $0.9 million for the first nine months of 2021 as compared to the same period of 2020 driven by higher costs for advertising and marketing and rent expense of $0.3 million each. The increases in our operating costs are related to our growth, both organically and through Partnerships, during the previous twelve months.
Other operating expenses in Corporate and Other increased $3.3 million for the third quarter of 2021 as compared to the same period of 2020 due to higher costs for professional fees of $1.6 million, dues and subscriptions of $0.5 million, software and internet of $0.5 million, consulting fees of $0.3 million and colleague education and welfare of $0.2 million.

Other operating expenses in Corporate and Other increased $6.8 million for the first nine months of 2021 as compared to the same period of 2020 due to higher costs for professional fees of $2.7 million, dues and subscriptions of $1.4 million, consulting fees of $0.6 million, rent expense of $0.6 million and licenses and taxes of $0.6 million.
Amortization Expense
The following table sets forth our amortization by Operating Group and for Corporate and Other by amount and as a percentage of our amortization:

Amortization Expense by Operating Group (in thousands, except percentages)
	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2021		2020		Variance		2021		2020		Variance
Operating Group	Amount	Percent of Business	Amount	Percent of Business	Amount	%	Amount	Percent of Business	Amount	Percent of Business	Amount	%
Middle Market	$8,811	70%	$2,120	41%	$6,691	n/m	$23,722	70%	$4,075	100%	$19,647	n/m
Specialty	2,936	23%	2,331	45%	605	26%	7,663	23%	7,022	53%	641	9%
MainStreet	395	3%	431	8%	(36)	(8)%	1,221	4%	1,307	10%	(86)	(7)%
Medicare	452	4%	303	6%	149	49%	1,266	4%	819	6%	447	55%
Corporate and Other	2	—%	—	—%	2	—%	3	—%	8	—%	(5)	n/m
	$12,596		$5,185		$7,411		$33,875		$13,231		$20,644
__________
n/m    not meaningful
Amortization expense increased for our Middle Market, Specialty and Medicare Operating Groups for the three and nine months ended September 30, 2021 as compared to the same periods of 2020 driven by amortization related to Partners acquired over the past twelve months. Amortization for the MainStreet Operating Group was relatively flat.
Change in Fair Value of Contingent Consideration
The following table sets forth our change in fair value of contingent consideration by Operating Group by amount and as a percentage of our change in fair value of contingent consideration:

Change in Fair Value of Contingent Consideration by Operating Group (in thousands, except percentages)
	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2021		2020		Variance		2021		2020		Variance
Operating Group	Amount	Percent of Business	Amount	Percent of Business	Amount	%	Amount	Percent of Business	Amount	Percent of Business	Amount	%
Middle Market	$7,737	68%	$1,056	16%	$6,681	n/m	$16,783	72%	$(666)	(5)%	$17,449	n/m
Specialty	3,002	26%	4,732	73%	(1,730)	(37)%	5,485	24%	10,850	85%	(5,365)	(49)%
MainStreet	420	4%	501	8%	(81)	(16)%	594	3%	2,555	20%	(1,961)	(77)%
Medicare	182	2%	166	3%	16	10%	301	1%	(42)	—%	343	n/m
	$11,341		$6,455		$4,886		$23,163		$12,697		$10,466
__________
n/m    not meaningful
The change in fair value of contingent consideration results from fluctuations in the value of the relevant measurement basis, normally revenue or EBITDA of our Partners.

LIQUIDITY AND CAPITAL RESOURCES
Our primary liquidity needs for the foreseeable future will include cash to (i) provide capital to facilitate the organic growth of our business and to fund future Partnerships, (ii) pay operating expenses, including cash compensation to our employees and expenses related to being a public company, (iii) make payments under the Tax Receivable Agreement, (iv) pay interest and principal due on borrowings under the JPM Credit Agreement, (v) pay contingent earnout liabilities and related short-term notes payable due April 2022, and (vi) pay income taxes. We have historically financed our operations and funded our debt service through the sale of our insurance products and services. In addition, we have financed significant cash needs to fund growth through the acquisition of Partners through debt and equity financing.
At September 30, 2021, our cash and cash equivalents were $374.5 million. We believe that our cash and cash equivalents, cash flow from operations and available borrowings under the JPM Credit Agreement will be sufficient to fund our working capital and meet our commitments for the foreseeable future. However, we expect that we will require additional funding to continue to execute on our Partnership strategy. Such funding could include the incurrence of additional debt and the issuance of equity. Additional funds may not be available on a timely basis, on favorable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term Partnership strategy. If we are not able to raise funds when needed, we could be forced to delay or reduce the number of Partnerships that we complete.
Public Equity Offering
On September 17, 2021, we completed a public offering of 9,200,000 shares of our Class A common stock, including 1,200,000 shares sold pursuant to the underwriters’ over-allotment option. The shares were sold at an offering price of $30.50 per share for net proceeds of $269.4 million after deducting underwriting discounts and commissions of $11.2 million. We used such proceeds to purchase 9,200,000 LLC Units. We also paid offering expenses of $1.1 million.
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
The New Term Loan B bears interest at LIBOR plus 350 basis points (“bps”) with a LIBOR floor of 50 bps. The applicable interest rate on the New Term Loan B at September 30, 2021 was 4.00%. Borrowings under the Revolving Facility accrue interest at LIBOR plus 200 bps to LIBOR plus 300 bps based on total net leverage ratio. BRP will pay a letter of credit fee equal to the margin then in effect with respect to LIBOR loans under the Revolving Facility multiplied by the daily amount available to be drawn under any letter of credit, a fronting fee and any customary documentary and processing charges for any letter of credit issued under the JPM Credit Agreement.
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

Contractual Obligations
The following table represents our contractual obligations, aggregated by type, at September 30, 2021:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases (1)	$81,394	$13,285	$22,955	$19,464	$25,690
Debt obligations payable (2)	744,451	27,502	54,103	170,209	492,637
Maximum future acquisition contingency payments (3)	682,564	64,479	593,863	24,222	—
Total	$1,508,409	$105,266	$670,921	$213,895	$518,327
__________
(1)    The Company leases facilities and equipment under noncancelable operating leases. Rent expense was $12.5 million and $4.6 million for the nine months ended September 30, 2021 and 2020, respectively.
(2)    Represents scheduled debt obligations and estimated interest payments under the JPM Credit Agreement.
(3)    Includes $180.9 million of current and noncurrent estimated contingent earnout liabilities at September 30, 2021.
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
During the nine months ended September 30, 2021, we redeemed 311,798 LLC Units of BRP on a one-for-one basis for shares of Class A common stock and cancelled the corresponding shares of Class B common stock, which triggered an increase in BRP Group’s tax basis but did not result in a tax benefit to the LLC Unit holders.
SOURCES AND USES OF CASH
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated:

	For the Nine Months Ended September 30,
(in thousands)	2021	2020	Variance
Net cash provided by operating activities	$27,041	$30,771	$(3,730)
Net cash used in investing activities	(223,581)	(235,233)	11,652
Net cash provided by financing activities	475,955	191,389	284,566
Net increase (decrease) in cash and cash equivalents and restricted cash	279,415	(13,073)	292,488
Cash and cash equivalents and restricted cash at beginning of period	142,022	71,071	70,951
Cash and cash equivalents and restricted cash at end of period	$421,437	$57,998	$363,439
Operating Activities
The primary sources and uses of cash for operating activities are net income adjusted for non-cash items and changes in assets and liabilities, or operating working capital. Net cash provided by operating activities decreased $3.7 million for the nine months ended September 30, 2021 as compared to the same period of 2020 driven by a decrease in cash relating to a higher balance in premiums, commissions and fees receivable driven by revenue growth and the timing of revenue recognition under direct bill policies in employee benefits for which revenue, which is concentrated in January and July, is recognized up front while payment is received monthly through the duration of the year. This decrease in cash was partially offset by a net increase in net income adjusted for noncash items and increases in operating liabilities balances.

Investing Activities
The primary sources and uses of cash for investing activities relate to cash consideration paid to fund Partnerships and other investments, as well as capital expenditures. Net cash used in investing activities decreased $11.7 million for the nine months ended September 30, 2021 as compared to the same period of 2020. Cash consideration paid to fund Partnerships and other asset acquisitions decreased $10.7 million as a result of a decrease in the size of the aggregate Partnerships we completed during the first nine months of 2021 compared to the same period of 2020.
Financing Activities
The primary sources and uses of cash for financing activities relate to the issuance of our Class A common stock, borrowings from and repayment to our credit agreements, payment of debt issuance costs, payment of contingent earnout consideration, and other equity transactions. Net cash provided by financing activities increased $284.6 million for the nine months ended September 30, 2021 as compared to the same period of 2020 primarily as a result of an equity raise that we completed during the first nine months of 2021, which generated $268.3 million in net proceeds, an increase in net borrowings on our credit facilities of $155.0 million, and a decrease in redemptions of LLC Units and Class B common stock resulting in $32.6 million less financing cash outflows, offset partially by an equity raise completed during the first nine months of 2020 which generated $166.5 million in net proceeds.
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
There have been no material changes in our critical accounting policies during the three months ended September 30, 2021 as compared to those disclosed in the Critical Accounting Estimates section under Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K filed with the SEC on March 11, 2021.
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
Our invested assets are held primarily as cash and cash equivalents, restricted cash, certificates of deposit, U.S. treasury securities and professionally managed short duration fixed income funds. These investments are subject to interest rate risk. The fair values of our invested assets at September 30, 2021 and December 31, 2020 approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.
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
At September 30, 2021, we had $498.8 million of borrowings outstanding under the JPM Credit Agreement New Term Loan B. These borrowings bear interest on a floating basis tied to either the prime rate or one of various other variable rates as defined in the JPM Credit Agreement. The variable rate currently in effect for the New Term Loan B is LIBOR.
During 2021, we entered into interest rate cap agreements to limit the potential impact of interest rate changes on cash flows. In March 2021, we executed three interest rate cap agreements, each with a notional amount of $300.0 million, which limit our interest rates by 0.75%, 1.50%, and 2.50%, expiring on March 10, 2022, March 10, 2024 and March 8, 2026, respectively. In August 2021, we executed two additional interest rate cap agreements, each with a notional amount of $100.0 million and interest rate cap of 3.00% expiring on August 13, 2028. The interest rate cap agreements mitigate the interest rate volatility on $300.0 million of debt to a maximum of 4.75% and $100.0 million of debt to a maximum of 6.00%. Taking the interest rate cap agreements into consideration, an increase of 100 basis points in the LIBOR at September 30, 2021 would have increased our annual interest expense for the JPM Credit Agreement by $2.4 million. However, the interest rate on the New Term Loan B is subject to a LIBOR floor of 50 bps so the interest rate applicable to the New Term Loan B will only change if LIBOR fluctuates in excess of 50 bps per annum.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weaknesses in our internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2020, our disclosure controls and procedures were not effective as of September 30, 2021.
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
Changes in Internal Control over Financial Reporting
Except with respect to our ongoing remediation efforts described above, there were no changes in our internal control over financial reporting that occurred during the quarter-ended September 30, 2021 that materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
See the risk factors outlined under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on March 11, 2021.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
The following list sets forth information regarding all unregistered securities sold or issued by us since June 30, 2021 and the subsequent period prior to the filing of this Quarterly Report on Form 10-Q. No underwriters were involved in these sales. There was no general solicitation of investors or advertising, and we did not pay or give, directly or indirectly, any commission or other remuneration, in connection with the offering of these securities. In the transactions described below, the recipients of the securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions.
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
•On October 1, 2021, as partial consideration for the acquisition of substantially all of the assets of White Hill Plaza, Inc. (operating as K&S Insurance Agency), BRP Group issued 1,018,874 shares of Class A common stock and the corresponding 1,018,874 LLC Units of BRP.
•On October 1, 2021, as partial consideration for the acquisition of substantially all of the assets of Jacobson, Goldfarb & Scott, Inc., including the equity interests of certain of its subsidiaries, BRP Group issued 1,821,625 shares of Class B common stock and the corresponding 1,821,625 LLC Units of BRP.
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

Issuer Purchases of Equity Securities
The following table provides information about our repurchase of shares of our Class A common stock during the three months ended September 30, 2021:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value that may yet be Purchased under the Plans or Programs
July 1, 2021 to July 31, 2021	17,869	$27.08	—	$—
August 1, 2021 to August 31, 2021	148	27.26	—	—
September 1, 2021 to September 30, 2021	—	—	—	—
Total	18,017	$27.08	—	$—
__________
(1)    We purchased 18,017 shares during the three months ended September 30, 2021, which were acquired from our employees to cover required tax withholding on the vesting of shares granted under the BRP Group, Inc. Omnibus Incentive Plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The following exhibits are filed as a part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibit
10.1
Amendment No. 3 to Credit Agreement, dated as of August 6, 2021, by and among Baldwin Risk Partners, LLC, a Delaware limited liability company, JPMorgan Chase Bank, N.A., as the Administrative Agent, the Guarantors party thereto, the Lenders party thereto and the Issuing Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K files with the Securities and Exchange Commission on August 12, 2021).

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

BRP GROUP, INC.

Date: November 8, 2021	By:	/s/ Trevor L. Baldwin
Trevor L. Baldwin
Chief Executive Officer

Date: November 8, 2021	By:	/s/ Bradford Hale
Bradford Hale
Chief Financial Officer