Form 10-K
period 2021-12-31
BRP Group, Inc.
filed 2022-03-01
CIK 1781755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2021
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
As of June 30, 2021 (the last business day of the registrant’s second fiscal quarter), the registrant 's aggregate market value of its voting common equity held by non-affiliates was $1,171,603,850.
As of February 22, 2022, there were 58,670,686 shares of Class A common stock outstanding and 56,268,051 shares of Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates are incorporated by reference into Part III of this Form 10-K.

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

Commonly Used Defined Terms
The following terms have the following meanings throughout this Annual Report on Form 10-K unless the context indicates or requires otherwise:

Acquired Revenue	Revenue attributable to acquired business for the most recent trailing twelve-month period prior to acquisition by BRP at the time the due diligence was concluded based on a quality of earnings review and not an audit
Amended LLC Agreement	Third Amended and Restated Limited Liability Company Agreement of BRP, as amended
book of business	Insurance policies bound by us on behalf of our Clients
bps	Basis points
BRP	Baldwin Risk Partners, LLC
BRP Group	BRP Group, Inc.
Clients	Our insureds
Colleagues	Our employees
Exchange Act	Securities Exchange Act of 1934, as amended
Growth Services	Our shared services infrastructure, including our legal, human resources, marketing and branding, information technology and accounting and finance functions
Initial Public Offering	BRP Group Inc.’s initial public offering of its Class A common stock completed on October 28, 2019 in which it sold 18,859,300 shares, including 2,459,300 shares pursuant to the underwriters’ over-allotment option that subsequently settled on November 26, 2019
Insurance Company Partners	Insurance companies with which we have a contractual relationship
LIBOR	London Interbank Offered Rate
MGA	Managing General Agent
MSI	Millennial Specialty Insurance, LLC, a 2019 Partner
JPM Credit Agreement	Credit Agreement, dated as of October 14, 2020, between Baldwin Risk Partners, LLC, as borrower, JPMorgan Chase Bank, N.A., as the Administrative Agent, the Guarantors party thereto, the Lenders party thereto and the Issuing Lenders party thereto, as amended by the Amendment No. 1 to Credit Agreement dated as of May 7, 2021, Amendment No. 2 to Credit Agreement dated as of June 2, 2021, Amendment No. 3 to Credit Agreement dated as of August 6, 2021 and Amendment No. 4 to Credit Agreement dated as of December 16, 2021
Old JPMorgan Credit Agreement	Fourth amended and restated credit agreement between Baldwin Risk Partners, LLC, as borrower, JPMorgan Chase Bank, N.A., as agent and lender, and the several banks and other financial institutions as lenders entered into on December 19, 2019, pursuant to an amendment and restatement agreement between Baldwin Risk Partners, LLC, as borrower, Cadence Bank, N.A., as existing agent and lender, JPMorgan Chase Bank, N.A., as successor agent and lender, and the several banks and other financial institutions as lenders entered into on December 19, 2019, as amended by the Incremental Facility Amendment No. 1 entered into on March 12, 2020, the Amendment No. 2 to Credit Agreement entered into on April 6, 2020 and the Incremental Facility Amendment No. 3 entered into June 18, 2020
Operating Groups	Our reportable segments
Partners	Companies that we have acquired, or in the case of asset acquisitions, the producers
Partnerships	Strategic acquisitions made by the Company
Pre-IPO LLC Members	Owners of LLC Units of Baldwin Risk Partners, LLC prior to the Initial Public Offering
Risk Advisors	Our producers
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Tax Receivable Agreement	Tax Receivable Agreement between BRP Group, Inc. and the holders of LLC Units in Baldwin Risk Partners, LLC entered into on October 28, 2019

PART I
ITEM 1. BUSINESS
The Company
BRP Group, Inc. (“BRP Group,” the “Company,” “we,” “us” or “our”) is an independent insurance distribution firm delivering tailored insurance and risk management insights and solutions that give our Clients the peace of mind to pursue their purpose, passion and dreams. We support our Clients, Colleagues, Insurance Company Partners and communities through the deployment of vanguard resources, technology and capital to drive both organic and inorganic growth. When we consistently execute for these key stakeholders, we believe that the outcome is an increase in value for our fifth stakeholder, our shareholders. We are innovating the industry by taking a holistic and tailored approach to risk management, insurance and employee benefits. Our growth plan includes continuing to recruit, train and develop industry leading talent, continuing to add geographic representation, insurance product expertise and end-client industry expertise via our Partnership strategy, and the continued buildout of our MGA of the Future platform, which delivers proprietary, technology-enabled insurance solutions to our internal Risk Advisors as well as to a growing channel of external distribution partners. We are a destination employer supported by an award-winning culture, powered by exceptional people and fueled by industry-leading growth and innovation.
We represent over 900,000 Clients across the United States and internationally. Our more than 2,800 Colleagues include approximately 460 Risk Advisors, who are fiercely independent, relentlessly competitive and “insurance geeks.” We have approximately 120 offices in 20 states, all of which are equipped to provide diversified products and services to empower our Clients at every stage through our four Operating Groups.
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
Human Capital
BRP is an independent Colleague-centric insurance advisory firm fueled by relationships, powered by people, and exemplified by our Colleagues’ ability to deliver tailored insurance and risk management insights and solutions to our Clients. Our success continues to be driven by our greatest asset, our talented team of Colleagues, each of which plays a crucial role in helping us achieve our firm goals. We attract Colleagues who share our passion for nurturing relationships and focusing on service, and who are inspired by the core values outlined in our cultural guide, The Azimuth.
Powered by People
As of December 31, 2021, BRP had 2,803 Colleagues, the vast majority of whom are full-time. There were 2,707 full-time Colleagues (97% of total Colleague population) and 96 part-time Colleagues. The firm also partners with over 3,534 independent contracted agents, primarily supporting our Guided Medicare business.
We maintain a low turnover rate as demonstrated by an annual retention rate of our Colleagues of approximately 90% as of December 31, 2021. BRP is a place for Colleagues to build a career, not just have a job, and we believe every Colleague should feel a sense of ownership in the firm. To promote that connection, we grant all newly-hired BRP Colleagues at least $1,500 in BRP common stock.
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
•As of December 31, 2021, women comprise 62% of our Colleague population and 51% of our leadership positions are held by women.

•We were pleased to announce in January 2022 that we have added four new directors to our board of directors, which is comprised of three women and two racially/ethnically diverse directors, representing 27% and 18% of the board of directors, respectively.
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
Despite the turmoil of the pandemic throughout 2020 and 2021 and its negative economic impact on many industries, we stood fully behind our people. We did not institute any layoffs or furloughs or make any reductions to pay or benefits for our Colleagues as a result of COVID-19. To the contrary, our BRP workforce continued to grow and we increased the number of new Colleagues hired in 2021 by 30% more than in 2020. We also continued investing in the total rewards of our Colleagues, as evidenced by having no reductions to merit pay increases and bonuses in March 2021.
BRP continues to make additional investments in ensuring we remain competitive in attracting top talent and, since April 1, 2021 all Colleagues are paid at least $15.00 per hour. We’re proud to be an employer leading by example when it comes to living wages.
Culture and Belonging
Part of being better together means we operate with transparency and strive to make it easy for others to know us and trust us by striving to always do the right thing in an open and authentic way. We actively seek out our Colleagues’ input through our formal and anonymous PULSE survey, asking for feedback on a variety of topics including career path opportunities, trust in team and leadership, and feeling valued. The results of this annual pulse check are always shared with Colleagues and leadership so thoughtful and meaningful improvements can be made to enhance engagement.
Another way we aim to create a sense of belonging for our Colleagues is by striving to be a destination employer. We are continuously recognized for our people-first approach, our commitment to a culture of continuous learning, and for providing a place where our Colleagues learn, grow, and thrive.
•In 2021, BRP continued to be Great Place to Work-Certified™ and was recognized as Insurance Journal's Best Agencies to Work for in 2021 (Southeast Gold Winner).
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
•We promote our Colleagues actively participating in community outreach by providing three days of Community Service PTO.
•AHT Insurance's International Aid and Development Practice is enabling International Development Organizations and Non-Governmental Organizations to operate safely and securely, to help the most vulnerable communities in some of the highest risk communities in the world.
•To help any qualifying Colleague experiencing extraordinary hardship, we set up the BRP True North Colleague Fund (operated by America’s Charities, a 501(c)(3) non-profit), to which Colleagues can also contribute by making a donation. BRP has pledged up to $250,000 to the fund and is honored to provide an additional dollar-for-dollar match for Colleague contributions up to another $250,000. In 2021, we processed nine grant applications for our Colleagues.
•We believe in having fun at work and celebrating our successes by promoting peer recognition at all levels of the firm through our “Give a Wow” compliment program.
•We seized a spontaneous opportunity to promote work/life balance and mental health for our Colleagues in October 2021 by recognizing World Mental Health Day and closing our offices early on a Friday and encouraging Colleagues to spend a half-day focusing on their own well-being.

•In 2021, our Colleagues were given the "gift of giving" wherein BRP made donations to seven separate organizations on behalf of over 850 participants.
Nurture and Grow Talent
We care about our Colleagues and their families from a holistic perspective and genuinely believe that taking great care of our Colleagues allows them to live their best life. We offer comprehensive benefits such as health care and retirement savings through an employer-match 401(k) plan, along with a variety of other personalized benefits valued by our Colleagues, such as:
•Summertime Friday half-days;
•EAP services, including mental health;
•Telemedicine benefits at no cost for Colleagues and their direct family members;
•Expert referral services in legal and financial assistance;
•Company sponsored BRP Vitality Wellness Program, including a partnership with Peerfit to provide customizable fitness benefits for Colleagues;
•Health Savings Account with $600+ employer contribution;
•Adoption assistance program;
•Paid leave for new parents; and
•Paid sick days and expanded holidays for 2022, including Juneteenth.
To support the ongoing growth and development of our Colleagues, we provide education and training on a variety of topics, including technical, professional, and business development, leadership development, client service experience, regulatory and compliance topics.
•We offer a catalog of more than 650 training courses, all designed to support individual growth and development. Examples of topics include Emotional Intelligence, Managing Conflict, and Feedback Essentials.
•In September 2021, we conducted our annual BRP Leadership Retreat by hosting a 2.5 day virtual training event where over 500 leaders of all levels participated in interactive leadership development sessions where topics included insurance industry acumen, influential team leadership, leading the workforce and change management.
•For new and developing Risk Advisors, we offer a 10-week intensive training course that includes a combination of both online, instructor-led and real-life application training aimed at developing their skills so they can be their best in providing exceptional service to our Clients.
•We also support the continuing education and certification needs of our Colleagues by providing access to a variety of technical training courses (examples of content include Cyber Risk Fundamentals, Professional Liability and Commercial Property).
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
Cultivating an Ethical Environment for our Colleagues and Clients
We take very seriously our responsibility to operate with the highest level of integrity and foster an ethical environment for both our Colleagues and Clients. We have established numerous policies and procedures outlining our intention to live our values and do business in a responsible and ethical manner, including providing avenues for asking questions or reporting concerns about non-compliance. Many of these can be found publicly on our company website at baldwinriskpartners.com. Documented policies and procedures include, but are not limited to:
•The Azimuth (our cultural and corporate constitution, available on our Company website);
•Code of Business Conduct and Ethics (available in the “Governance” section of our Investor Relations website);
•Whistleblower Policy, which governs reporting of concern related to accounting, auditing and ethical violations (available in the “Governance” section of our Investor Relations website);

•Statement of Policy Concerning Trading in Company Securities, which prohibits Colleagues from trading BRP securities while in possession of Material Non-Public Information (available in the “Governance” section of our Investor Relations website);
•Privacy Policy, which governs how we handle personal client information in a responsible manner (available at the bottom of our Company homepage);
•Transparency & Disclosure Statement, which sets forth our commitment to fair dealings with our Clients (available at the bottom of our Company homepage); and
•Anti-Corruption and Foreign Corrupt Practices Act (“FCPA”) Policy, which defines our commitment to adhere to the FCPA and avoid corrupt business practices.
Business Strategy
Relative to our industry peers, we believe our business strategy is uniquely focused on investing aggressively in the growth of our business, which we believe over time produces better and more sustainable results for all of our stakeholders, which includes our Clients, Colleagues, Insurance Company Partners, the communities we work, live and play in, and our Shareholders. For our Clients, our growth affords us the ability to provide better advice and an expanded and more cost effective suite of insurance solutions. For our Colleagues, our growth provides expanded career and development opportunities. For our Insurance Company Partners, our growth facilitates expanded access to a more diversified universe of clients and more distributed pools of risk. For our Communities, our growth facilitates enhanced economic contribution, and the ability of our Colleagues to make charitable impacts. And for our Shareholders, while we believe our business will naturally accrete margin over time, we believe that more robust topline growth, at the expense of near term margin, generates more free cash flow over a relatively finite period of time.
We have taken, and will continue to take, a two-pronged approach to growing our business, which includes investing meaningfully into our existing businesses to drive organic growth, and to drive inorganic growth via our Partnership strategy.
Over time, our organic growth will be driven primarily by our ability to continue to add new Clients and win new business, our ability to offer and advise on a broader array of insurance solutions in an increasing larger geographic footprint, and to capture an increasingly larger portion of the economics associated with the sale of insurance. To achieve this, we have invested heavily in our sales leadership infrastructure and recruitment of sales talent, technology talent and solutions to deliver better, faster and more efficient insurance insights and solutions to our Advisors and Clients, and in our MGA of the Future platform, which will continue to deliver proprietary and technology-enabled insurance solutions that provide our Advisors and select external distribution partners speed, ease of use, and certainty of execution, while also delivering BRP an enhanced share of the economics associated with the underlying insurance transaction.
Our Partnership strategy has contributed, and we believe will continue to contribute, meaningful inorganic growth to BRP. Adding new Partners significantly aids our ability to bolster our geographic footprint, product expertise, and end-Client industry expertise, while adding incremental industry leading talent to our organization. We are uniquely focused on the industry’s best and fastest growing independent firms, and we believe we offer a truly differentiated value proposition to prospective Partners relative to our more mature and/or private equity backed peers, which includes retained business decision-making autonomy, leadership opportunities for new Partners and an environment focused on entrepreneurialism and the continued growth of our Partners’ business. We believe our recent success attracting high quality Partners has validated our differentiated value proposition—we have consummated Partnerships with 32 firms since the beginning of 2020, for a total of $442.4 million of Acquired Revenue, which includes seven “Top 100” firms since 2020, more than any other peer in our industry. It is important to note that we also have a highly systematic and regimented integration process for all new Partners, supported by our fully dedicated integration team, the Navigators, which balances ensuring proper operational, financial & accounting and technology & cybersecurity controls with business decision making autonomy and impact on new Colleagues.
We continue to make the investments designed to better service our Clients and establish a competitive advantage in the industry. Ongoing investments to date include, but are not limited to, continued buildout of our MGA of the Future platform, continued buildout of our tech-enabled homeowners efforts (both in the MGA and in our MainStreet business), numerous enterprise wide technology initiatives, and continued hiring of Risk Advisors and sales leadership infrastructure in both Middle Market and MainStreet.

Partnerships
We utilize strategic acquisitions, which we refer to as Partnerships, to complement and expand our business. The financial impact of Partnerships may affect the comparability of our results from period to period. Our acquisition strategy also entails certain risks, including the risks that we may not be able to successfully source, close, integrate and effectively manage businesses that we acquire. To mitigate that risk, we have a professional team focused on finding new Partners and integrating new Partnerships. We plan to execute on numerous Partnerships annually as it is a key pillar in our long-term growth strategy over the next seven years.
We completed 16 Partnerships for an aggregate purchase price of $1.1 billion during 2021, which added $121.4 million of premiums, commissions and fees receivable, $439.4 million of intangible assets and $579.4 million of goodwill to the consolidated balance sheet.
During 2021, we also borrowed an additional $450.0 million under the existing term loan and completed a follow-on public offering for aggregate primary net proceeds of $269.4 million to assist with funding acquisitions.
Refer to Note 4 to BRP’s consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for additional information on the Partnerships that we have completed during 2021.
Industry
Our core products include commercial property and casualty insurance, employee benefits insurance, personal lines insurance and Medicare. As a distributor of these products, we compete on the basis of reputation, client service, industry insights and know-how, product offerings, ability to tailor our services to the specific needs of a Client and, to a lesser extent, price of our services. In the United States, our industry is comprised of large, global participants, such as those described in Competition below. The remainder of our industry is highly fragmented and comprised of over 30,000 regional and community participants that vary significantly in size and scope.
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
Medicare Industry
In the U.S., Medicare provides health insurance to retirees, who by definition lack coverage via an employer sponsored healthcare program. U.S. citizens typically become eligible for Medicare upon turning 65 years old. The Medicare market is split between Original Medicare Plan, a fee-for-service plan managed by the federal government which represents approximately two-thirds of the market and Medicare Advantage, a rapidly growing private Medicare option representing approximately one-third of the market. Medicare advisors assist in determining optimal coverage and healthcare/doctor access based on an individual’s healthcare needs and spending limitations.
Competition
The business of providing insurance products and services is highly competitive. We compete for Clients on the basis of reputation, client service, program and product offerings and our ability to tailor products and services to meet the specific needs of a Client. We actively compete with numerous integrated financial services organizations as well as insurance companies and brokers, producer groups, individual insurance agents, investment management firms, independent financial planners and broker-dealers, including large, global participants, such as Aon plc, Marsh & McLennan Companies, Inc. and Willis Towers Watson plc and mid-sized participants, such as Arthur J. Gallagher & Co., AssuredPartners, Inc., Brown & Brown Inc., Hub International Limited and USI, Inc. In various parts of our business (mainly in our MGA and Mainstreet businesses), we compete with smaller “InsureTech” participants such as Lemonade, Inc., Goosehead Insurance, Inc. and Hippo Holdings, Inc.
Clients
Our Clients are highly diversified and include individuals, professionals, businesses, including those in niche industries, and specialty insurers. No material part of our business depends upon a single Client or on a few Clients. The loss of any one Client would not have a material adverse effect on our operations. In 2021, our largest single Client represented less than 1% of our combined revenues.
Operating Groups
Our business is divided into four Operating Groups: Middle Market, Specialty, MainStreet and Medicare.
We earn commissions and fees by facilitating the arrangement between Insurance Company Partners and individuals or businesses for the Insurance Company Partners to provide insurance to the Client. Our commissions and fees are usually a percentage of the premium paid by the Client and generally depends on the type of insurance, the particular Insurance Company Partner and the nature of the services provided. Under certain arrangements with Clients, we earn pre-negotiated service fees in lieu of commissions. Additionally, we may also receive from Insurance Company Partners a profit-sharing commission, or straight override, which represent forms of variable consideration associated with the placement of coverage and are based primarily on underwriting results, but may also contain considerations for volume, growth or retention.
The Middle Market Operating Group provides expertly-designed commercial risk management, employee benefits solutions and private risk management for mid-to-large-size businesses and high net worth individuals, as well as their families.

The Specialty Operating Group consists of two distinct businesses. Our specialty wholesale broker businesses deliver specialty insurers, professionals, individuals and niche industry businesses expanded access to exclusive specialty markets, capabilities and programs requiring complex underwriting and placement. Specialty also houses our MGA of the Future platform, in which we deliver proprietary, technology enabled insurance products that are then distributed (in many instances via technology and/or API integrations) internally via our Risk Advisors in Middle Market and MainStreet and externally via select distribution partners, with a focus on sheltered channels where our products deliver speed, ease of use and certainty of execution, and example of which is our national embedded renter’s insurance product sold at point of lease via integrations with property management software providers.
The MainStreet Operating Group offers personal insurance, commercial insurance and life and health solutions to individuals and businesses in their communities.
The Medicare Operating Group offers consultation for government assistance programs and solutions, including traditional Medicare and Medicare Advantage, to seniors and Medicare-eligible individuals through a network of primarily independent contractor agents. In the Medicare Operating Group, BRP generates commissions and fees in the form of direct bill insurance placement and marketing income. Marketing income is earned through co-branded marketing campaigns with our Insurance Company Partners.
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
Regulation
Our activities in connection with insurance brokerage services are subject to regulation and supervision by state regulatory authorities. State insurance laws are often complex and generally grant broad discretion to supervisory authorities in adopting regulations and supervising regulated activities, which generally includes the licensing of insurance brokers and agents, intermediaries and third-party administrators. Our continuing ability to provide insurance brokerage in the states in which we currently operate is dependent upon our compliance with the rules and regulations promulgated by the regulatory authorities in each of these states.
The health insurance industry is heavily regulated by the ACA, Centers for Medicare & Medicaid Services (“CMS”) and state jurisdictions. Each jurisdiction has its own rules and regulations relating to the offer and sale of health insurance plans, typically administered by a department of insurance, department of financial services, or similar regulatory authority. We are required to maintain valid life or health agency or agent licenses in each jurisdiction in which we transact health insurance business.
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

We are subject to federal law and the laws of many states that require financial institutions to protect the security and confidentiality of certain sensitive Client information, notify customers about their policies and practices relating to collection, disclosure and security of certain sensitive Client information. The Health Insurance Portability and Accountability Act (“HIPAA”) and regulations adopted pursuant to HIPAA require us to maintain the privacy of protected health information that we collect on behalf of Insurance Company Partners and employer-sponsored health plans, implement measures to safeguard such information and provide notification in the event of certain breaches in the privacy or confidentiality of such information. The use and disclosure of certain data that we collect from consumers is also regulated by the Gramm-Leach-Bliley Act (“GLBA”) and state statutes implementing GLBA, which generally require brokers to provide Clients with notice regarding how their non-public personal health and financial information is used and the opportunity to “opt out” of certain disclosures before sharing such information with a third party, and which generally require safeguards for the protection of personal information.
As a publicly-traded company, we are required to file certain reports, and are subject to various marketing restrictions, among other requirements, in connection with the Exchange Act and SEC regulations.
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
BRP is currently taxed as a partnership for federal income tax purposes and, as a result, its members, including BRP Group, Inc., pay taxes with respect to their allocable shares of its net taxable income. We expect that redemptions and exchanges of LLC Units will result in increases in the tax basis in our share of the tangible and intangible assets of BRP that otherwise would not have been available. These increases in tax basis may reduce the amount of tax that we would otherwise be required to pay in the future. The Tax Receivable Agreement requires BRP Group to pay 85% of the amount of such cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize to BRP’s LLC Members that redeem and exchange LLC Units. Furthermore, payments under the Tax Receivable Agreement will give rise to additional tax benefits and therefore additional payments under the Tax Receivable Agreement itself.
Follow-On Public Equity Offerings
On June 29, 2020, we completed a public offering of 13,225,000 shares of our Class A common stock, including 1,725,000 shares sold pursuant to the underwriters’ over-allotment option. The shares were sold at an offering price of $13.25 per share for net proceeds of $166.5 million after deducting underwriting discounts and commissions of $7.9 million and offering expenses of $0.8 million.
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
Available Information
We make available free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. To access these filings, go to our website at ir.baldwinriskpartners.com, click on “Financials” and then click on “SEC Filings.” We also make available other reports filed with or furnished to the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act, as well as our Code of Business Conduct and Ethics, our Insider Trading and Whistleblower Policies, and charters for our Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee and Executive Committee. To access these filings, go to our website, click on “Governance” and then click on “Governance Overview.” In addition, our website may include disclosure relating to certain non-GAAP financial measures that we may make public orally, telephonically, by webcast, by broadcast or by similar means from time to time. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information filed electronically by us with the SEC which are available at http://www.sec.gov.
We may use our website as a channel of distribution of material company information. Financial and other material information regarding the Company is routinely posted on and accessible on our website. Any information on our or the SEC's website or obtained through any such website is not part of this Annual Report on Form 10-K.
Our Investor Relations Department can be contacted at ir@baldwinriskpartners.com by clicking on “Resources” and then “Contact IR,” or by telephone at (813) 259-8032.

ITEM 1A. RISK FACTORS
Summary Risk Factors
Some of the factors that could materially and adversely affect our business, financial condition, results of operations or prospects, include the following:
•The continued adverse effects of the COVID-19 pandemic and an indeterminate recovery period could result in declines in business and increases in claims that could adversely affect our business, financial condition and results of operations.
•Macroeconomic conditions, political events, other market conditions in the U.S. and around the world and a decline in economic activity could have a material adverse effect on our financial condition and results of operations.
•Volatility or declines in premiums or other adverse trends in the insurance industry may seriously undermine our profitability.
•Quarterly and annual variations in our commissions that result from the timing of policy renewals and the net effect of new and lost business production may have unexpected effects on our results of operations.
•Conditions impacting our Insurance Company Partners or other parties with whom we do business may impact us.
•Competition in our industry is intense and, if we are unable to compete effectively, we may lose Clients and our business, financial condition and results of operations may be negatively affected.
•Our inability to retain or hire qualified Colleagues, as well as the loss of any of our executive officers or senior leaders, could negatively impact our reputation and/or ability to retain existing business and generate new business.
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
•We have debt outstanding that could adversely affect our financial flexibility and subjects us to restrictions and limitations that could significantly impact our ability to effectively operate our business.
•Our business had historically been highly concentrated in the Southeastern United States. While we still maintain a concentration in the Southeastern United States, our rapid growth has resulted in our having several regional concentrations of our business, such that adverse economic conditions, natural disasters, loss trends or regulatory changes in one of these region could adversely affect our financial condition.
•We derive a significant portion of our commissions and fees from a limited number of our Insurance Company Partners, the loss of which could result in additional expense and loss of market share.
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

•Non-compliance with or changes in laws, regulations or licensing requirements applicable to us could restrict our ability to conduct our business and/or could adversely affect our business, financial condition and results of operations.
•Regulations affecting Insurance Company Partners with which we place insurance affect how we conduct our operations.
•Our business is subject to risks related to legal proceedings, regulatory investigations, and governmental inquiries and actions.
•E&O claims against us, and other incidents, claims, risks, exposures and/or liabilities that require us to make claims against our insurance policies, may negatively affect our business, financial condition and results of operations.
•Failure to obtain, maintain, protect, defend or enforce our intellectual property rights, or allegations that we have infringed, misappropriated or otherwise violated the intellectual property rights of others, could harm our reputation, ability to compete effectively, business, financial condition and results of operations.
•Improper disclosure of confidential, personal or proprietary information, whether due to human error, misuse of information by Colleagues, contractors, vendors, or third party bad actors, or as a result of cyberattacks or other security incidents with respect to our or our vendors’ systems, tools, information, processes or services, or failure to comply with applicable laws, rules, regulations, orders, industry standards and contractual obligations regarding data privacy, security and/or cybersecurity, could result in regulatory scrutiny, legal and financial liability, reputational harm, lost revenue, and remediation costs, and could have an adverse effect on our business and/or operations.
•Our business depends on information processing systems. Data breaches or other security incidents with respect to our or our vendors’ information processing systems may hurt our business, financial condition and results of operations.
•We are a holding company with our principal asset being our 51% ownership interest in BRP; accordingly, we are dependent upon distributions from BRP to pay dividends, if any, and taxes, make payments under the Tax Receivable Agreement and pay other expenses.
•In certain circumstances, BRP will be required to make distributions to us and the other holders of LLC Units, and the distributions that BRP will be required to make may be substantial.
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
Risks Relating to our Business Operations and Industry
The continued adverse effects of the COVID-19 pandemic and an indeterminate recovery period could result in declines in business and increases in claims that could adversely affect our business, financial condition and results of operations.
The ongoing COVID-19 pandemic (including the emergence and spread of new variants) has created significant volatility, uncertainty and economic disruption and continues to rapidly evolve. The extent to which COVID-19 impacts our business will depend on future developments in the United States, which are highly uncertain and cannot be predicted with confidence, including:
•the continued geographic spread and severity of COVID-19, as well as new information that may emerge concerning the severity of COVID-19 and its variants;
•the duration and scope of the pandemic;
•the emergence of new virus variants that are more contagious or harmful than prior variants;
•business closures, travel restrictions, social distancing and other governmental, business and individuals’ actions that have been and continue to be taken to contain and treat COVID-19;

•the availability, effectiveness and utilization of vaccines and medications to contain and treat the virus;
•the impact of the pandemic on economic activity and actions taken in response;
•the resumption of widespread economic activity;
•the ability of our Clients to pay their insurance premiums which could impact our commission and fee revenues for our services;
•the nature and extent of possible claims that might impact the ability of underwriting enterprises to pay supplemental and contingent commissions;
•any increase in the incidence or severity of E&O claims against us, and other incidents, claims, risks, exposures, and/or liabilities that require us to make claims against our insurance policies;
•any impairment in value of our tangible or intangible assets which could be recorded as a result of weaker economic conditions; and
•any failures of third parties upon which we rely to meet their obligations to us, or significant disruptions in their ability to meet those obligations in a timely manner, which may be caused by their own financial or operational difficulties.
As the COVID-19 pandemic is sustained globally, we may continue to experience disruptions to our business, including:
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
•a delay in cash or cash equivalent payments to us from our Clients or Insurance Company Partners due to COVID-19 (including any delays caused by “grace periods” on the collection of insurance premiums declared or proposed by governmental entities), which could negatively impact our liquidity and financial condition;
•continued travel restrictions and quarantines, which could hinder our ability to establish relationships or originate new business;
•a reduction of our ability to generate commission revenues, since certain governmental entities have proposed requiring underwriting enterprises to pay business interruption and workers’ compensation claims for COVID-19 losses despite applicable policy exclusions. Such retroactively expanding business interruption or other coverages could materially affect our Insurance Company Partners, reduce the availability of insurance coverage, and negatively affect our ability to generate commission revenues from such policies as well as supplemental and contingent commissions from Insurance Company Partners; and
•continued alternative working arrangements, including Colleagues working in remote or hybrid environments, which could negatively impact our business should such arrangements remain for an extended period of time.
We cannot predict the impact that COVID-19 will have on our Clients, Insurance Company Partners, suppliers or other third- party contractors, and any material effect on these parties or their financial condition, could adversely impact us.
In addition, if the pandemic continues to create disruptions or turmoil in the credit, equity, capital or financial markets, it could adversely affect our ability to access capital on favorable terms, or at all, continue to meet our liquidity needs and repay our outstanding indebtedness and comply with the covenants contained in the agreements that govern our indebtedness, all of which are highly uncertain and cannot be predicted.
These and other developments and disruptions related to COVID-19 could contribute to and, in some cases, magnify the risks enumerated above and below and could materially and adversely affect our business, financial condition and results of operations. However, as the COVID-19 situation is unprecedented and continuously evolving, the potential impacts to our risk factors remain uncertain. Additionally, any potential effects of COVID-19 may lag behind the developments related to the COVID-19 pandemic.

Macroeconomic conditions, political events, other market conditions in the U.S. and around the world and a decline in economic activity could have a material adverse effect on our financial condition and results of operations.
Macroeconomic conditions, political events and other market conditions in the U.S. and around the world, including the recent resurgence of inflation and expected interest rate increases, affect the financial services industry. These conditions may reduce demand for our services or depress pricing for those services, which could have a material adverse effect on our results of operations. Changes in macroeconomic and political conditions, such as the impact from COVID-19 and rising inflation and interest rates could also shift demand to services for which we do not have a competitive advantage, and this could negatively affect the amount of business that we are able to obtain. Any changes in U.S. trade policy could trigger retaliatory actions by affected countries, resulting in “trade wars,” which could affect volume of economic activity in the U.S., including demand for our services.
For example, the demand for insurance policies may be depressed by higher levels of inflation. In addition, a significant portion of our operating expenses goes to employee compensation and benefits, which are sensitive to inflation. To maintain our ability to successfully compete for the best talent, rising inflation rates may require us to provide compensation increases beyond historical increases, which may significantly increase our compensation costs. Consequently, inflation is expected to increase our operating expenses over time and may adversely impact our results of operating cash flow.
Moreover, we have various agreements to lease office space located in 20 states throughout the U.S. and part of such leases contain effective annual rent escalations either fixed or indexed based on a consumer price index or other index. During higher inflationary periods, our rent expenses may increase significantly, which may adversely affect to our business, financial condition, results of operations, and cash flows.
Furthermore, during inflationary periods, interest rates have historically increased, which would have a direct effect on the interest expense in case we decide to refinance our existing long-term borrowings, in particular the JPM Credit Agreement, or incur in any additional indebtedness.
In addition to macroeconomic conditions, political events and other market conditions, other factors such as business commissions and fees, microeconomic conditions, the volatility and strength of the capital markets, can affect our business and economic environment. The demand for insurance generally rises as the overall level of economic activity increases and generally falls as such activity decreases, affecting both the commissions and fees generated by our Middle Market, MainStreet, Medicare and Specialty Operating Groups. Downward fluctuations in the year-over-year insurance premiums charged by our Insurance Company Partners to protect against the same risk, referred to in the industry as softening of the insurance market, could adversely affect our business as a significant portion of the earnings are determined as a percentage of premium charged to our Clients. Insolvencies and consolidations associated with an economic downturn could adversely affect our brokerage business through the loss of Clients by hampering our ability to place insurance business. Also, some of our Clients may experience liquidity problems or other financial difficulties in the event of a prolonged deterioration in the economy, or any segment or sub-segment of the economy, which could have an adverse effect on our collectability of receivables. Errors and omissions claims against us, which we refer to as E&O claims, may increase in economic downturns, adversely affecting our brokerage business. In addition, other incidents, claims, risks, exposures and/or liabilities that require us to make claims against our own policies of insurance may have a similar effect. Also, the volatility or decline of economic or other market conditions could result in the increased surrender of insurance products or cause individuals to forgo insurance, thereby impacting our contingent commissions, which are primarily driven by our Insurance Company Partners’ growth and profitability metrics. A decline in economic activity could have a material adverse effect on our business, financial condition and results of operations.
Volatility or declines in premiums or other adverse trends in the insurance industry may seriously undermine our profitability.
We derive most of our commissions and fees from our brokerage and related services. We do not determine the insurance premiums on which our commissions are generally based. Moreover, insurance premiums are cyclical in nature and may vary widely based on market conditions. Because of market cycles for insurance product pricing, which we cannot predict or control, our brokerage commissions and fees and profitability can be volatile or remain depressed for significant periods of time. In addition, there have been and may continue to be various trends in the insurance industry toward alternative insurance markets, including, among other things, greater levels of self-insurance, captives, rent-a-captives, risk retention groups and non-insurance capital markets-based solutions to traditional insurance. Our ability to generate premium-based commission revenue may also be challenged by the growing desire of some clients to compensate brokers based upon flat fees rather than a percentage of premium. This could negatively impact us because fees are generally not indexed for inflation and might not increase with premiums as commissions do or with the level of service provided.

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
The commission rates are set by our Insurance Company Partners and are based on the premiums that the Insurance Company Partners charge. The potential for changes in premium rates is significant, due to pricing cyclicality in the insurance market. In addition, the insurance industry has been characterized by periods of intense price competition due to excessive underwriting capacity and periods of favorable premium levels due to shortages of capacity. Capacity could also be reduced by our Insurance Company Partners’ failing or withdrawing from writing certain coverages and/or geographic areas that we offer our Clients. Commission rates and premiums can change based on prevailing legislative, economic and competitive factors that affect our Insurance Company Partners. These factors, which are not within our control, include the capacity of our Insurance Company Partners to place new business, underwriting and non-underwriting profits of our Insurance Company Partners, consumer demand for insurance products, the availability of comparable products from other insurance companies at a lower cost and the availability of alternative insurance products, such as government benefits and self-insurance products, to consumers. We cannot predict the timing or extent of future changes in commission rates or premiums or the effect any of these changes will have on our business, financial condition and results of operations.
Quarterly and annual variations in our commissions that result from the timing of policy renewals and the net effect of new and lost business production may have unexpected effects on our results of operations.
Our commission income (including profit-sharing contingent commissions and override commissions) can vary quarterly or annually due to the timing of policy renewals and the net effect of new and lost business production. We do not control the factors that cause these variations. Specifically, Clients’ demand for insurance products can influence the timing of renewals, new business and lost business (which includes policies that are not renewed and cancellations). In addition, we rely on our Insurance Company Partners for the payment of certain commissions. Quarterly and annual fluctuations in commissions and fees based on increases and decreases associated with the timing of new business, policy renewals and payments from our Insurance Company Partners may adversely affect our financial condition, results of operations and cash flows.

Profit-sharing contingent commissions are special revenue-sharing override commissions paid by our Insurance Company Partners based on the attainment of certain metrics such as the profitability, volume or growth of the business placed with such companies generally during the prior year. These are not guaranteed payments and our Insurance Company Partners may change the calculations or potentially elect to stop paying them at all on an annual basis. Over the last two years these commissions generally have been in the range of 7.5% to 9.5% of our current year’s total core commissions and fees. Increases in loss ratios experienced by our Insurance Company Partners will result in a decreased profit to them and may result in decreases in payments of contingent or profit-sharing commissions to us. Due to, among other things, potentially poor macroeconomic conditions, the inherent uncertainty of loss in our Clients’ industries and changes in underwriting criteria (including profitability, volume or growth thresholds), due in part to the high loss ratios experienced by our Insurance Company Partners, we cannot predict the payment of these profit-sharing contingent commissions. Further, we have no control over the ability of our Insurance Company Partners to estimate loss reserves, which affects our ability to make profit-sharing calculations. Override commissions are paid by our Insurance Company Partners based on the attainment of certain metrics such as the profitability, volume or growth of the business that we place with them and are generally paid over the course of the year or in the beginning of the following year. Because profit-sharing contingent commissions and override commissions materially affect our commissions and fees, any decrease in their payment to us could adversely affect our results of operations, profitability and our financial condition.
See “—Our business had historically been highly concentrated in the Southeastern United States. While we still maintain a concentration in the Southeastern United States, our rapid growth has resulted in our having several regional concentrations of our business, such that adverse economic conditions, natural disasters, loss trends or regulatory changes in one of these regions could adversely affect our financial condition.”
Conditions impacting our Insurance Company Partners or other parties with whom we do business may impact us.
We have a significant amount of accounts receivable from our Insurance Company Partners with whom we place insurance. If those Insurance Company Partners were to experience liquidity problems or other financial difficulties, we could encounter delays or defaults in payments owed to us, which could have a significant adverse impact on our financial condition and results of operations. The potential for one of our Insurance Company Partners to cease writing insurance we offer our Clients could negatively impact overall capacity in the industry, which in turn could have the effect of reduced placement of certain lines and types of insurance and reduced commissions and fees and profitability for us. Questions about one of our Insurance Company Partners’ perceived stability or financial strength may contribute to such Insurance Company Partners’ strategic decisions to focus on certain lines of insurance to the detriment of others. The failure of an Insurance Company Partner with whom we place insurance could result in E&O claims against us by our Clients, and the failure of our Insurance Company Partners could make the E&O insurance we rely upon cost prohibitive or unavailable, which could have a significant adverse impact on our financial condition and results of operations. In addition, if any of our Insurance Company Partners merge or if one of our large Insurance Company Partners fails or withdraws from certain geographic areas or from offering certain lines of insurance, overall risk-taking capital capacity could be negatively affected, which could reduce our ability to place certain lines of insurance and, as a result, reduce our commissions and fees and profitability. Such failures or insurance withdrawals on the part of our Insurance Company Partners could occur for any number of reasons, including large unexpected payouts related to climate events or other emerging risk areas.
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

We actively compete with numerous integrated financial services organizations as well as Insurance Company Partners and brokers, producer groups, individual insurance agents, investment management firms, independent financial planners and broker-dealers. Competition may reduce the fees that we can obtain for services provided, which would have an adverse effect on commissions and fees and margins. Many of our competitors have greater financial and marketing resources than we do and may be able to offer products and services that we do not currently offer and may not offer in the future. To the extent that banks, securities firms, insurance companies’ affiliates and the financial services industry may experience further consolidation (such as the acquisition by Arthur J. Gallagher & Co. of substantially all of the treaty reinsurance brokerage operations from Willis Towers Watson Public Limited Company), we may experience increased competition from insurance companies and the financial services industry, as a growing number of larger financial institutions increasingly, and aggressively, offer a wider variety of financial services, including insurance intermediary services. In addition, a number of insurance companies are engaged in the direct sale of insurance, primarily to individuals, and do not pay commissions to brokers or other market intermediaries. Furthermore, we compete with various other companies that provide risk-related services or alternatives to traditional insurance services, including Insurtech start-up companies, which are focused on using technology and innovation, including artificial intelligence (AI), digital platforms, data analytics, robotics and blockchain, to simplify and improve the Client experience, increase efficiencies, alter business models and effect other potentially disruptive changes in the industries in which we operate. In addition, in recent years, private equity sponsors have invested tens of billions of dollars into the insurance sector, transforming existing players and creating new ones to compete with large brokers. These new competitors, alliances among competitors or mergers of competitors could emerge and gain significant market share, and some of our competitors may have or may develop a lower cost structure, adopt more aggressive pricing policies or provide services that gain greater market acceptance than the services that we offer or develop. With respect to our sale of Medicare-related insurance, we also compete with government-run health insurance exchanges. The federal government operates a website where Medicare beneficiaries can purchase Medicare Advantage and Medicare Part D prescription drug plans or be referred to carriers to purchase Medicare Supplement plans. We also compete with the original Medicare program. The Affordable Care Act exchanges have websites where individuals and small businesses can purchase health insurance, and they also have offline customer support and enrollment capabilities.
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
•changes in our business compensation model as a result of legal, policy and/or regulatory developments;
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

Our inability to retain or hire qualified Colleagues, as well as the loss of any of our executive officers or senior leaders, could negatively impact our reputation and/or ability to retain existing business and generate new business.
Our success depends on our ability to attract and retain skilled and experienced personnel. There is significant competition from within the insurance industry and from businesses outside the industry for exceptional employees, especially in key positions. Our competitors may be able to offer a work environment with higher compensation or more opportunities than we can. Any new personnel we hire may not be or become as productive as we expect, as we may face challenges in adequately or appropriately integrating them into our workforce and culture. Our effort to retain and develop personnel may also result in significant additional expenses, which could adversely affect our profitability. We can make no assurances that qualified Colleagues will continue to be employed or that we will be able to attract and retain qualified personnel in the future. If we are not able to successfully attract, retain and motivate our Colleagues, whether as a result of an insufficient number of qualified applicants, difficulty in recruiting new Colleagues, or inadequate resources to train, integrate, and retain qualified Colleagues, our business, financial condition, results of operations and reputation could be materially and adversely affected.
If any of our key professionals were to join an existing competitor or form a competing company, some of our Clients could choose to use the services of that competitor instead of our services. Certain of our key personnel are prohibited by contract from soliciting our Colleagues and Clients and from competing in our industry in any state in which we conduct or actively plan to conduct business at the time of the employee’s termination for a period of up to five years following termination of employment with us. However, there can be no assurance that we will be successful in enforcing these contracts.
In addition, we could be adversely affected if we fail to adequately plan for the succession of our senior leaders, including our founders and key executives, or if one or more of them contracts COVID-19, or is the victim of any accident, injury, illness or other ailment. In particular, our future success depends substantially on the continued service of our co-founder and Chairman, Lowry Baldwin, and our Chief Executive Officer, Trevor Baldwin. Although we operate with a decentralized management system, the loss of our senior managers or other key personnel (including the legacy management of certain joint ventures or acquired subsidiaries) in any circumstance, including any limitation on the performance of their duties or short- or long-term absence as a result of COVID-19, or any accident, injury, illness or other ailment, or our inability to continue to identify, recruit and retain such personnel, could materially and adversely affect our business, financial condition and results of operations.
Our inability to successfully recover should we experience a disaster or other business continuity problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.
Our operations are dependent upon our ability to protect our personnel, offices, and technology infrastructure against damage from business continuity events that could have a significant disruptive effect on our operations. Should we experience a local or regional disaster or other business continuity problem, such as an earthquake, hurricane, terrorist attack, pandemic, protest or riot, security breach, power loss, telecommunications failure or other natural or man-made disaster, our continued success will depend, in part, on the availability of personnel, office facilities, and the proper functioning of computer, telecommunication and other related systems and operations. In events like these, while our operational size, the multiple locations from which we operate, and our existing backup systems provide us with some degree of flexibility, we still can experience near-term operational challenges in particular areas of our operations. We could potentially lose key executives, personnel, client data or experience material adverse interruptions to our operations or delivery of services to Clients in a disaster recovery scenario. We may experience additional disruption due to system upgrades, outages, an increase in remote work or other impacts as a result of the ongoing COVID-19 pandemic. Our inability to successfully recover should we experience a disaster or other business continuity problem, could materially interrupt our business operations and cause material financial loss, loss of human capital, regulatory actions, reputational harm, damaged client relationships, or legal liability. Our insurance coverage with respect to natural disasters is limited and is subject to deductibles and coverage limits. Such coverage may not be adequate, or may not continue to be available at commercially reasonable rates and terms.

If we are unable to apply technology effectively in driving value for our Clients through technology-based solutions or gain internal efficiencies through the application of technology and related tools, our results of operations, client relationships, growth and compliance programs could be adversely affected.
Our future success depends, in part, on our ability to anticipate and respond effectively to the threat of, and the opportunity presented by, digital disruption and other technology change. These may include new applications or insurance-related services based on artificial intelligence, machine learning, robotics, blockchain or new approaches to data mining. We may be exposed to competitive risks related to the adoption and application of new technologies by established market participants (for example, through disintermediation) or new entrants such as technology companies, Insurtech start-up companies and others. We must also develop and implement technology solutions and technical expertise among our employees that anticipate and keep pace with rapid and continuing changes in technology, industry standards, client preferences and control standards. We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis, and our ideas may not be accepted in the marketplace. Additionally, the effort to gain technological expertise and develop new technologies in our business may require us to incur significant expenses. Our technological development projects may also not deliver the benefits we expect once they are completed or may be replaced or become obsolete more quickly than expected, which could result in the accelerated recognition of expenses. If we cannot develop or implement new technologies as quickly as our competitors, or if our competitors develop more cost-effective technologies or product offerings, we could experience a material adverse effect on our results of operations, client relationships, growth and compliance programs.
Damage to our reputation could have a material adverse effect on our business.
Our reputation is one of our key assets. We advise our Clients on and provide services related to a wide range of subjects and our ability to attract and retain Clients depends greatly on the external perceptions of our level of service, trustworthiness, business practices, financial condition and other subjective qualities. If a Client is not satisfied with our services, it could cause us to incur additional costs and impair profitability or lose the Client relationship altogether, which may negatively impact other Clients’ perception regarding us. Our success is also dependent on maintaining a good reputation with existing and potential Colleagues, investors, Insurance Company Partners, vendors, regulators and the communities in which we operate. Negative perceptions or publicity regarding these or other matters, including our association with Clients or business partners who themselves have a damaged reputation, or from actual or alleged conduct by us or our Colleagues, could damage our reputation. Any of these matters could have a material adverse effect on our business, financial condition and results of operations.
Increasing scrutiny and changing expectations from investors, Clients and our Colleagues with respect to our environmental, social and governance (“ESG”) practices may impose additional costs on us or expose us to new or additional risks.
There is increased focus, including from governmental organizations, investors, employees and Clients, on ESG issues such as environmental stewardship, climate change, diversity and inclusion, pay equity, racial justice, workplace conduct and cybersecurity and data privacy. There can be no certainty that we will manage such issues successfully, or that we will successfully meet society’s expectations as to our proper role. Negative public perception, adverse publicity or negative comments in social media, including as a result of actions taken by companies we acquire before the acquisition, could damage our reputation, or harm our relationships with investors, other stakeholders, regulators and the communities in which we operate, if we do not, or are not perceived to, adequately address these issues. Any harm to our reputation could impact Colleague engagement and retention and the willingness of Clients and Insurance Company Partners to do business with us.
A variety of organizations have developed ratings to measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. Investments in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions. Unfavorable ratings of BRP Group or our industry, as well as omission of inclusion of our stock into ESG-oriented investment funds may lead to negative investor sentiment and the diversion of investment to other companies or industries, which could have a negative impact on our stock price.

The occurrence of natural or man-made disasters, including the ongoing COVID-19 pandemic, could result in declines in business and increases in claims that could adversely affect our business, financial condition and results of operations.
We are exposed to various risks arising out of natural disasters, including earthquakes, hurricanes, fires, floods, landslides, tornadoes, typhoons, tsunamis, hailstorms, explosions, climate events or weather patterns and public health crises, illness, epidemics or pandemic health events, as well as man-made disasters, including acts of terrorism, military actions, cyber-terrorism, explosions and biological, chemical or radiological events. The continued threat of terrorism and ongoing military actions may cause significant volatility in global financial markets, and a natural or man-made disaster could trigger an economic downturn in the areas directly or indirectly affected by the disaster. These consequences could, among other things, result in a decline in business and increased claims from those areas. They could also result in reduced underwriting capacity of our Insurance Company Partners, making it more difficult for our Colleagues and contracted agents to place business. Disasters also could disrupt public and private infrastructure, including communications and financial services, which could disrupt our ordinary business operations. Any increases in loss ratios due to natural or man-made disasters could impact our contingent commissions, which are primarily driven by both growth and profitability metrics.
A natural or man-made disaster also could disrupt the operations of our counterparties or result in increased prices for the products and services they provide to us. Finally, a natural or man-made disaster could increase the incidence or severity of E&O claims against us, or other incidents, claims, risks, exposures and/or liabilities that require us to make claims against our insurance policies.
See “—Our business had historically been highly concentrated in the Southeastern United States. While we still maintain a concentration in the Southeastern United States, our rapid growth has resulted in our having several regional concentrations of our business, such that adverse economic conditions, natural disasters, loss trends or regulatory changes in one of these regions could adversely affect our financial condition.” See also “—The continued adverse effects of the COVID-19 pandemic and an indeterminate recovery period could result in declines in business and increases in claims that could adversely affect our business, financial condition and results of operations.”
If our ability to enroll individuals during enrollment periods is impeded, our business, results of operations and financial condition could be harmed.
It is difficult for the health insurance Risk Advisors we employ and our systems and processes to handle the increased volume of health insurance transactions that occur in a short period of time during the healthcare reform annual open enrollment period and the Medicare annual enrollment period. We hire additional Colleagues on a temporary or seasonal basis in a limited period of time to address the expected increase in the volume of health insurance transactions during the Medicare annual enrollment period. We must ensure that our health insurance Risk Advisors and those of outsourced call centers are timely licensed, trained and certified and have the appropriate authority to sell health insurance in a number of states and for a number of different health insurance companies. We depend on our own Colleagues, state departments of insurance, government exchanges and Insurance Company Partners for licensing, certification and appointment. If our ability to market and sell Medicare-related health insurance and individual and family health insurance is constrained during an enrollment period for any reason, such as technology failures, reduced allocation of resources, any inability to timely employ, license, train, certify and retain our Colleagues and our contractors and their health insurance Risk Advisors to sell health insurance, interruptions in the operation of our website or systems or issues with government-run health insurance exchanges, we could acquire fewer members, suffer a reduction in our membership and our business, results of operations and financial condition could be harmed.
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
•delays in the successful integration of the Partner into our operations;
•failure to successfully integrate the Partner into our operations, including cultural challenges associated with integrating and retaining Colleagues;
•failure to achieve anticipated efficiencies or benefits, including through the loss of key Clients or personnel of the Partner;

•failure to realize our strategic objectives for the Partner or further develop the Partner; and
•the consequences of the conduct of our acquired companies prior to their acquisition by us, including the occurrence of data breaches or other cybersecurity attacks during the integration of information systems, as well as increased costs associated with implementing state and regulatory compliance procedures, including data privacy and cybersecurity protections.
Furthermore, when regulatory approval of our proposed Partnerships is required, our ability to complete such Partnerships may be limited by an ongoing regulatory review or other issues with the relevant regulator.
Although we conduct due diligence in connection with each of our Partnerships, there may be liabilities that we fail to discover, that we inadequately assess or that are not properly disclosed to us. In particular, to the extent that any Partner (i) failed to comply with or otherwise violated applicable laws or regulations, (ii) failed to fulfill contractual obligations to Clients, Insurance Company Partners or other third parties such as vendors, service providers or contracted agents, or (iii) incurred material liabilities or obligations to Clients that are not identified during the diligence process, we, as the successor owner, may be financially responsible for these violations, failures and liabilities and may suffer financial or reputational harm or otherwise be adversely affected. In addition, as part of a Partnership, we may assume responsibilities and obligations of the Partner pursuant to the terms and conditions of agreements entered by the acquired entity that are not consistent with the terms and conditions that we typically accept and require. We also may be subject to litigation or other claims in connection with a Partner, including claims from Colleagues, Clients, stockholders or other third parties. Any material liabilities we incur that are associated with our Partnerships could harm our business, results of operations and financial condition.
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
See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Partnerships” for further discussion of our strategic acquisitions.
The provision of advisory services to clients with respect to captive insurance, and specifically, utilization of an 831(b) election, is subject to numerous, complex and frequently changing laws, regulations and governmental interpretations of the same, and non-compliance or changes in laws and regulations or governmental interpretations of the same, could harm our business, results of operations and financial condition.
We have an advisory services business that assists certain clients with establishment of captive insurance companies, for their own purposes, which leverage the benefits of Section 831(b) of the Internal Revenue Code of 1986, as amended, and which are subject to audit and oversight from the Internal Revenue Service (“IRS”). The IRS has conducted investigations, and may be conducting investigations, of certain peers of ours that also provide similar services, with respect to whether or not such third parties are acting as a tax shelter promoter in connection with those operations. We have no reason to believe that we have been or are currently a target of any such investigation. If the IRS were to disallow 831(b) elections, modify its guidance around 831(b) elections, or otherwise investigate our business and conclude that we are a tax shelter promoter, such actions, whether or not merited, could harm our business, results of operations and financial condition.
An impairment of goodwill could have a material adverse effect on our financial condition and results of operations.
When we acquire Partners we record goodwill and other intangible assets. As of December 31, 2021, goodwill represented 43% of our total assets. Goodwill is not amortized and is subject to assessment for impairment at least annually. The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting units. We compare the fair value of each reporting unit with its carrying amount to determine if there is potential impairment of goodwill. Management reviews the carrying value attributed to each reporting unit at least annually to determine if the facts and circumstances suggest that there is impairment.
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
From time to time, either through Partnerships or internal development, we may enter new lines of business or offer new products and services within existing lines of business. These new lines of business or new products and services may present additional risks, particularly in instances where the markets are not fully developed. Such risks include the investment of significant time and resources; the possibility that these efforts will not be successful; the possibility that the marketplace does not accept our products or services, or that we are unable to retain Clients that adopt our new products or services; and the risk of additional liabilities associated with these efforts. Other risks include developing knowledge of and experience in the new lines of business, integrating the Partner into our systems and culture, recruiting professionals and developing and capitalizing on new relationships with experienced market participants. External factors, such as compliance with new or revised regulations, competitive alternatives and shifting market preferences may also impact the successful implementation of a new line of business. Failure to manage these risks in the acquisition or development of new businesses could materially and adversely affect our business, financial condition and results of operations. In addition, if we dispose of or otherwise exit certain businesses, there can be no assurance that we will not incur certain disposition-related charges, or that we will be able to reduce overhead related to the divested assets.
We have debt outstanding that could adversely affect our financial flexibility and subjects us to restrictions and limitations that could significantly impact our ability to effectively operate our business.
As of December 31, 2021, we had total consolidated debt outstanding of approximately $858.1 million, collateralized by substantially all the Company’s assets, including a pledge of all equity securities of each of the Company’s subsidiaries. During the year ending December 31, 2021, we had debt servicing costs of $48.2 million, inclusive of $5.6 million in principal repayments and $26.9 million of interest.
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
The JPM Credit Agreement contains covenants that, among other things, restrict our ability to make certain restricted payments, incur additional debt, engage in certain asset sales, mergers, acquisitions or similar transactions, create liens on assets, engage in certain transactions with affiliates, change our business or make certain investments and require us to comply with certain financial covenants. The restrictions in the JPM Credit Agreement governing our debt may prevent us from taking actions that we believe would be in the best interest of our business and our stockholders and may make it difficult for us to execute our business strategy successfully or effectively compete with companies that are not similarly restricted. We may also incur future debt obligations that might subject us to additional or more restrictive covenants that could affect our financial and operational flexibility, including our ability to pay dividends. We cannot make any assurances that we will be able to refinance our debt or obtain additional financing on terms acceptable to us, or at all. A failure to comply with the restrictions under the JPM Credit Agreement could result in a default under the financing obligations or could require us to obtain waivers from our lenders for failure to comply with these restrictions. The occurrence of a default that remains uncured or the inability to secure a necessary consent or waiver could cause our obligations with respect to our debt to be accelerated and have a material adverse effect on our business, financial condition and results of operations.
The JPM Credit Agreement provides for an interest rate based on, depending on the type of loan, the Eurodollar rate or the Alternate Base Rate (as defined in the JPM Credit Agreement), plus, in each case, a margin based on Total Leverage Ratio (as defined in the JPM Credit Agreement). Under existing guidance, the publication of the London Interbank Offered Rate (“LIBOR”) was to be discontinued beginning on or around the end of 2021. However, the ICE Benchmark Administration, in its capacity as administrator of USD LIBOR, announced that it extended publication of U.S. dollar LIBOR (other than one-week and two-month tenors) by 18 months to June 2023. The uncertainty regarding the transition from LIBOR to another benchmark rate or rates could have adverse impacts on our available debt that currently uses LIBOR as a benchmark rate, and ultimately, adversely affect our financial condition, results of operations, liquidity and cash flows.

We may incur significant additional indebtedness, which may affect our ability to satisfy our obligations under the JPM Credit Agreement.
Under the terms of the JPM Credit Agreement, we may be able to incur significant additional indebtedness, including secured indebtedness, in the future. This could require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, reduce the availability of our cash flow to fund working capital and capital expenditures and execute on our Partnership strategy, expose us to the risk of increased interest rates and increase our vulnerability to adverse economic or industry conditions. If new indebtedness is added to our current indebtedness levels, the related risks that we face could be increased, and we may not be able to meet all of our debt obligations. Furthermore, the terms of any future indebtedness we may incur could include more restrictive covenants, which could affect our financial and operational flexibility, including our ability to pay dividends.
Our business had historically been highly concentrated in the Southeastern United States. While we still maintain a concentration in the Southeastern United States, our rapid growth has resulted in our having several regional concentrations of our business, such that adverse economic conditions, natural disasters, loss trends or regulatory changes in one of these regions could adversely affect our financial condition.
A significant portion of our business remains concentrated in the Southeastern U.S., with several other regional concentrations. The insurance business is primarily a state-regulated industry, and therefore state legislatures may enact laws that adversely affect the insurance industry. Because our business is concentrated in several regions of the U.S., we face greater exposure to unfavorable changes in regulatory conditions in those regions than insurance intermediaries whose operations are more diversified through a greater number of states. In addition, the occurrence of adverse economic conditions, natural or other disasters, loss trends or other circumstances specific to or otherwise significantly impacting these states could adversely affect our financial condition, results of operations and cash flows. For example, Florida homeowners recently have been assigning the benefit of their insurance recovery to third parties. This practice, referred to as an “assignment of benefits” or “AOB,” and related abuses have substantially increased, and may continue to increase, our Insurance Company Partners’ exposure to inflated claims, attorney’s fees and costs. Increases in loss ratios and related costs experienced by our Insurance Company Partners will result in a decreased profit to them and may result in decreases in payments of contingent or profit-sharing commissions to us. This trend may also cause one or more of our Insurance Company Partners to reduce or cease writing insurance we offer our Clients, whether in part, entirely or on a geographic basis, which in turn could reduce our ability to place certain lines of insurance and, as a result, reduce our commissions and fees and profitability.
In addition, we are susceptible to losses and interruptions caused by hurricanes (particularly in Florida, where our headquarters and numerous offices are located), earthquakes, power shortages, telecommunications failures, water shortages, floods, fire, extreme weather conditions, geopolitical events, such as terrorist acts, and other natural or man-made disasters. Hurricanes in particular may have an outsized impact on the insurance industry. We expect to continue to grow our footprint throughout the country.
We derive a significant portion of our commissions and fees from a limited number of our Insurance Company Partners, the loss of which could result in additional expense and loss of market share.
For the year ended December 31, 2021, one Insurance Company Partner accounted for an aggregate of approximately 8% of our total core commissions. Should this Insurance Company Partner seek to terminate its arrangements with us or in the case of material financial impairment of such Insurance Company Partner, we could be forced to move our business to another Insurance Company Partner and additional expense and loss of market share could possibly result.
Our business may be harmed if we lose our relationships with Insurance Company Partners, fail to maintain good relationships with Insurance Company Partners, become dependent upon a limited number of Insurance Company Partners or fail to develop new Insurance Company Partner relationships.
Our business typically enters into contractual agency relationships with Insurance Company Partners that are sometimes unique to BRP Group, but nonexclusive and terminable on short notice by either party for any reason. In many cases, Insurance Company Partners also have the ability to amend the terms of our agreements unilaterally, including commission rates on short notice. Our Insurance Company Partners may be unwilling to allow us to sell their existing or new insurance products or may amend our agreements with them, for a variety of reasons, including for competitive or regulatory reasons or because of a reluctance to distribute their products through our platform. Our Insurance Company Partners may decide to rely on their own internal distribution channels, choose to exclude us from their most profitable or popular products, or decide not to distribute insurance products in individual markets in certain geographies or altogether. The termination or amendment of our relationship with an Insurance Company Partner could reduce the variety of insurance products we offer. We also could lose a source of, or be paid reduced commissions for, future sales and could lose renewal commissions for past sales. Our business could also be harmed if we fail to develop new Insurance Company Partner relationships.

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
We rely on third parties, and in some cases subcontractors, to provide services, data, and information, such as technology, information security, funds transfers, data processing and administration and support functions, that are critical to our business operations. These third parties include correspondents, agents and other brokerage and intermediaries, insurance markets, data providers, plan trustees, payroll service providers, benefits administrators, software and system vendors, health plan providers, investment managers and providers of human resources, among others. As we do not fully control the actions of these third parties, we are subject to the risk that their decisions, actions or inactions may adversely impact us and replacing these service providers could create significant delays and expenses. While we generally perform cybersecurity diligence on our key vendors, because we do not control our vendors and our ability to monitor their cybersecurity is limited, we cannot ensure the cybersecurity measures they take will be sufficient to protect any information we share with them or to which they may have access. Due to applicable laws and regulations or contractual obligations, we may be held responsible for security breaches, cyberattacks or other similar incidents attributed to our vendors as they relate to the information we share with them or to which we grant them access. A failure by third parties to comply with service level agreements or regulatory or legal requirements in a high-quality and timely manner, particularly during periods of our peak demand for their services, could result in economic and reputational harm to us. In addition, we face risks as we transition from in-house functions to third-party support functions and providers, or vice versa, that there may be disruptions in service or other unintended results that may adversely affect our business operations. These third parties face their own technology, operating, business, and economic risks, and any significant failures by them, including the improper use or disclosure of our confidential Client, Colleague, consumer, or Company information, could cause harm to our reputation. An interruption in or the cessation of service by any service provider as a result of systems failures, data breaches or other cybersecurity incidents, capacity constraints, financial difficulties, or for any other reason could disrupt our operations, impact our ability to offer certain products and services, and result in contractual or regulatory fines or penalties, liability claims from Clients, or Colleagues, damage to our reputation, and harm to our business.
We have experienced significant growth in recent periods, and our recent growth rates may not be indicative of our future growth. As our costs increase, we may not be able to generate sufficient revenue to achieve and, if achieved, maintain profitability.
We have experienced significant revenue growth in recent periods. In future periods, we may not be able to sustain revenue growth consistent with recent history, or at all. We believe our revenue growth depends on a number of factors, including, but not limited to, our ability to:
•attract new Clients, successfully deploy and implement our products, obtain Client renewals and provide our Clients with excellent Client support;
•increase our network of Insurance Company Partners and the profit-sharing, override and/or contingent commissions that we earn from such Insurance Company Partners;
•adequately expand, train, integrate and retain our Colleagues, including our executive officers and senior leaders, and maintain or increase our sales force’s productivity;
•improve our internal control over financial reporting and disclosure controls and procedures to ensure timely and accurate reporting of our operational and financial results;
•successfully introduce new products and enhance existing products;
•successfully deploy information technology assets for use by our Colleagues and interaction with our Clients and Insurance Company Partners;
•adapt to the ever-changing regulatory and legal landscape;
•protect sensitive, personal and confidential information and data within BRP’s custody from third party bad actors;

•successfully identify and acquire new Partners;
•successfully integrate Partnerships into the Company in an operationally efficient manner;
•service our existing indebtedness;
•access the capital markets or otherwise obtain access to capital to satisfy future needs of the Company;
•successfully introduce our products to new markets and geographies; and
•successfully compete against larger companies and new market entrants.
We may not successfully accomplish any of these objectives and, in particular, the ongoing COVID-19 pandemic and ongoing macroeconomic and geopolitical uncertainty may impact our ability to successfully accomplish any of the above, and as a result, it is difficult for us to forecast our future results of operations. Our historical growth rate should not be considered indicative of our future performance and may decline in the future. In future periods, our revenue could grow more slowly than in recent periods or decline for any number of reasons, including those outlined above. If our revenue or revenue growth rates decline, investors’ perceptions of our business may be adversely affected and the market price of common stock could decline.
If we fail to manage future growth effectively, our business could be materially adversely affected.
We have experienced rapid growth. This growth has placed significant demands on management and our operational infrastructure. As we continue to grow, we must effectively integrate, develop and motivate a large number of new Colleagues, while maintaining the beneficial aspects of our Company culture. If we do not manage the growth of our business and operations effectively, the quality of our services and efficiency of our operations could suffer and we may not be able to execute on our business plan, which could harm our brand, results of operations and overall business.
Our corporate culture has contributed to our success, and if we cannot maintain this culture, or if we experience a change in management, management philosophy or business strategy, our business may be harmed.
We believe that a significant contributor to our success has been our entrepreneurial and sales-oriented culture, as outlined in the Azimuth, our corporate constitution. As we grow, including from the integration of Colleagues and businesses acquired in connection with previous or future Partnerships, we may find it difficult to maintain important aspects of our corporate culture, which could negatively affect our profitability or our ability to retain and recruit people of the highest integrity and quality who are essential to our future success. We may face pressure to change our culture as we grow, particularly if we experience difficulties in attracting competent personnel who are willing to embrace our culture. In addition, as our organization grows and we are required to implement more complex organizational structures, or if we experience a change in management, management philosophy or business strategy, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture, such as our Partnership operating model, which could negatively impact our future success.
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
We have presented, and may continue to present, certain non-GAAP financial measures, such as Adjusted EBITDA and Adjusted EBITDA Margin, in filings with the SEC and other public statements. Any failure to accurately report and present our non-GAAP financial measures could cause us to fail to meet our reporting obligations and could cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our stock.

The insurance brokerage market is seasonal and our results of operations are somewhat affected by seasonal trends. Our Adjusted EBITDA and Adjusted EBITDA Margins are typically highest in the first quarter and lowest in the fourth quarter. This variation is primarily due to fluctuations in our revenue, while overhead remains consistent throughout the year. Our revenues are generally highest in the first quarter due to the impact of contingent commission payments received in the first quarter from Insurance Company Partners that we cannot readily estimate before receipt without the risk of significant reversal and a higher degree of first quarter policy commencements and renewals in Medicare and certain Middle Market lines of business such as employee benefits and commercial. In addition, a higher proportion of our first quarter revenue is derived from our highest margin businesses.
Partnerships can significantly impact Adjusted EBITDA and Adjusted EBITDA Margins in a given year and may increase the amount of seasonality within the business, especially results attributable to Partnerships that have not been fully integrated into our business or owned by us for a full year.
Climate risks, including the risk of an economic crisis, risks associated with the physical effects of climate events, and risks associated with governmental responses to climate risks, could adversely affect our business, results of operations and financial condition.
The effects of climate events continue to create an alarming level of concern. The U.S. Congress, state legislatures and federal and state regulatory agencies continue to propose numerous initiatives to supplement the global effort to address climate and climate-related events. If new legislation or regulation is enacted, we could incur increased costs and capital expenditures to comply with its limitations, which may impact our financial condition and operating performance.
In addition, the U.S. Federal Reserve recently identified the climate as a systemic risk to the economy. It also reported that a gradual change in investor sentiment regarding climate risk introduces the possibility of abrupt tipping points or significant swings in sentiment, which could create unpredictable follow-on effects in financial markets. If this occurred, not only would we be negatively impacted by the general economic decline, but a drop in the stock market affecting our stock price could negatively impact our ability to grow through mergers and acquisitions financed using our common stock.
The transition to a low-carbon economy could harm specific industries or sectors such as oil and gas in ways that could impact our business. Our Clients in certain industries may be more adversely affected by climate events and could go out of business or have reduced needs for insurance-related services, which could adversely impact our revenues. Negative publicity arising from our association with Clients in disfavored businesses or industries, or the perception that we are not sufficiently focused on climate risks, could damage our reputation with investors, Clients, Colleagues and regulators. In addition, the transition to a low-carbon economy could give rise to the need for innovative insurance and risk management solutions for entirely new industries and companies, as well as advice and services to bolster climate resilience for existing companies. If we fail to innovate in response to these changes, we could lose market share to our competitors or new market entrants that do.
Moreover, if our Insurance Company Partners fail or withdraw from offering certain lines of coverage because of large payouts related to climate events, overall risk-taking capital capacity could be negatively affected, which could reduce our ability to place certain lines of coverage and, as a result, reduce our revenues and profitability.
Furthermore, climate events may pose physical risks to our business, such as the frequency and intensity of unfavorable weather conditions, such as fires, hurricanes, tornadoes, drought, water shortages, rainfall, unseasonably warm. Overall, climate events, their effects and the resulting, unknown impact could have a material adverse effect on our financial condition and results of operations.

Risks Relating to Legal, Compliance and Regulatory Matters
Non-compliance with or changes in laws, regulations or licensing requirements applicable to us could restrict our ability to conduct our business and/or could adversely affect our business, financial condition and results of operations.
The industry in which we operate is subject to extensive regulation. We are subject to regulation and supervision both federally and in each applicable local jurisdiction. In general, these regulations are designed to protect Clients and the insured and to protect the integrity of the financial markets, rather than to protect stockholders or creditors. Our ability to conduct business in these jurisdictions depends on our compliance with the rules and regulations promulgated by federal, state and other regulatory and self-regulatory authorities. Failure to comply with regulatory requirements, or changes in regulatory requirements or interpretations, could result in actions by regulators, potentially leading to fines and penalties, adverse publicity and damage to our reputation in the marketplace. There can be no assurance that we will be able to adapt effectively to any changes in law. Furthermore, in some areas of our businesses, we act on the basis of our own or the industry's interpretations of applicable laws or regulations, which may conflict from state to state. In the event those interpretations eventually prove different from the interpretations of regulatory authorities, we may be penalized. In extreme cases, revocation of a subsidiary’s authority to do business in one or more jurisdictions could result from failure to comply with regulatory requirements. Due to the complexity, periodic modification and differing interpretations of state insurance laws and regulations, we may not have always been, and we may not always be, in compliance with them. In addition, we could face lawsuits by Clients, the insured and other parties for alleged violations of certain of these laws and regulations. It is difficult to predict whether changes resulting from new laws and regulations, as well as changes in interpretation of current laws and regulations, will affect the industry or our business and, if so, to what degree.
Colleagues and principals who engage in the solicitation, negotiation or sale of insurance, or provide certain other insurance services, generally are required to be licensed individually. Insurance and laws and regulations govern whether licensees may share commissions with unlicensed entities and individuals. We believe that any payments we make to third parties are in compliance with applicable laws. However, should any regulatory agency take a contrary position and prevail, we will be required to change the manner in which we pay fees to such Colleagues or principals or require entities receiving such payments to become registered or licensed.
State insurance laws grant supervisory agencies, including state departments of insurance, departments of financials services, and similar regulatory authorities, broad administrative authority. State insurance regulators and the National Association of Insurance Commissioners continually review existing laws and regulations, some of which affect our business. These supervisory agencies regulate many aspects of the insurance business, including, the licensing of insurance brokers and agents and other insurance intermediaries, the handling of third-party funds held in a fiduciary capacity and trade practices, such as marketing, advertising and compensation arrangements entered into by insurance brokers and agents. This legal and regulatory oversight could reduce our profitability or limit our growth by increasing the costs of legal and regulatory compliance, and by limiting or restricting the products or services we sell, the markets we serve or enter, the methods by which we sell our products and services, and the form of compensation we can accept from our Clients, Insurance Company Partners and third parties. Moreover, in response to perceived excessive cost or inadequacy of available insurance, states have from time to time created state insurance funds and assigned risk pools, which compete directly, on a subsidized basis, with private insurance providers.
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
Other legislative developments that could adversely affect us include: changes in our business compensation model as a result of regulatory developments (for example, the Patient Protection and Affordable Care Act), and federal and state governments establishing programs to provide health insurance or other alternative market types of coverage, that compete with, or completely replace, insurance products offered by insurance carriers. Also, as climate risk issues become more prevalent, the U.S. is beginning to respond to these issues. This increasing governmental focus on climate risks may result in new environmental regulations that cause us to incur additional compliance costs, which may adversely impact our results of operations and financial condition.

Proposed tort reform legislation, if enacted, could decrease demand for casualty insurance, thereby reducing our commission revenues.
Legislation concerning tort reform has been considered, from time to time, in the United States Congress and in several state legislatures. Among the provisions considered in such legislation have been limitations on damage awards, including punitive damages, and various restrictions applicable to class action lawsuits. Enactment of these or similar provisions by Congress, or by states in which we sell insurance, could reduce the demand for casualty insurance policies or lead to a decrease in policy limits of such policies sold, thereby reducing our commission revenues.
Regulations affecting Insurance Company Partners with which we place insurance affect how we conduct our operations.
Our Insurance Company Partners are also regulated by state departments of insurance for solvency and other issues and are subject to reserve requirements. We cannot guarantee that all Insurance Company Partners with which we do business comply with regulations instituted by state departments of insurance. We may need to expend resources to address questions or concerns regarding our relationships with these Insurance Company Partners, which diverts management resources away from business operations.
Our business is subject to risks related to legal proceedings, regulatory investigations, and governmental inquiries and actions.
We are subject to litigation, regulatory investigations and claims arising in the ordinary course of our business operations. The risks associated with these matters often may be difficult to assess or quantify and the existence and magnitude of potential claims often remain unknown for substantial periods of time. While we have insurance coverage for some of these potential claims, others may not be covered by insurance, insurers may dispute coverage or any ultimate liabilities may exceed our coverage. We may be subject to actions and claims relating to the sale, solicitation and negotiation of insurance, including the suitability of such products and services, as well as denials of coverage from our Insurance Company Partners. Actions and claims may result in the rescission of such sales; consequently, our Insurance Company Partners may seek to recoup commissions paid to us, which may lead to legal action against us. The outcome of such actions cannot be predicted and such claims or actions could have a material adverse effect on our business, financial condition and results of operations.
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
The marketing and sale of Medicare plans are subject to numerous laws, regulations and guidelines at the federal and state level. The marketing and sale of Medicare Advantage and Medicare Part D prescription drug plans are principally regulated by the Centers for Medicare and Medicaid Services (“CMS”). The marketing and sale of Medicare Supplement plans are principally regulated on a state-by-state basis by state departments of insurance. The laws and regulations applicable to the marketing and sale of Medicare plans are numerous, ambiguous and complex, and, particularly with respect to regulations and guidance issued by CMS for Medicare Advantage and Medicare Part D prescription drug plans, change frequently. The telephone calls on which we enroll individuals into Medicare Advantage and Medicare Part D prescription drug plans are required to be recorded. Health insurance companies audit these recordings for compliance and listen to them in connection with their investigation of complaints. In addition, Medicare eligible individuals may receive a special election period and the ability to change Medicare Advantage and Medicare Part D prescription drug plans outside the Medicare annual enrollment period in the event that the sale of the plan was not in accordance with CMS rules and guidelines. Given CMS’s scrutiny of Medicare product health insurance companies and the responsibility of the Insurance Company Partners for actions that we take, Insurance Company Partners may terminate our relationship with them or take other corrective action if our Medicare product sales, marketing and operations are not in compliance or give rise to too many complaints. The termination of our relationship with Insurance Company Partners for this reason would reduce the products we are able to offer, could result in the loss of commissions for past and future sales and would otherwise harm our business, results of operations and financial condition.
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
Due to changes in CMS guidance or enforcement or interpretation of existing guidance applicable to our marketing and sale of Medicare products, or as a result of new laws, regulations and guidelines, CMS, state departments of insurance or Insurance Company Partners may determine to object to or not to approve aspects of our online platforms or marketing material and processes and may determine that certain existing aspects of our Medicare-related business are not in compliance. As a result, the progress of our Medicare operations could be slowed or we could be prevented from operating aspects of our Medicare commissions and fees generating activities altogether, which would harm our business, results of operations and financial condition, particularly if it occurred during the Medicare annual enrollment period.
We have received, and may in the future receive, inquiries from CMS or state departments of insurance regarding our marketing and business practices and compliance with laws and regulations. Inquiries and proceedings initiated by the government could adversely impact our health insurance licenses, require us to pay fines, require us to modify marketing and business practices, result in litigation and otherwise harm our business, operating results or financial condition.

In May 2021, CMS changed its process for the submission and approval of marketing materials related to Medicare Advantage and Medicare Part D prescription drug plans. The practical application of the previous process allowed for a lead carrier to handle most of the review and filing of Medicare plan marketing materials with CMS. The new process requires each carrier to approve of each filed marketing material and has resulted in a more complicated and time consuming process to get our marketing material filed with CMS and through the process with carriers. In October 2021, CMS issued new guidance that significantly broadens the types of marketing materials that we are required to file with CMS, including the requirement to file certain generic marketing materials that refer to the benefits or costs of Medicare Advantage or Medicare Part D prescription drug plans but that do not specifically mention a health insurance carrier's name or a specific plan. As a result, we now submit to each Medicare Advantage and Medicare Part D prescription drug plan carrier with which we have a relationship a significantly larger number of marketing materials than we have in the past. We may not be able to use certain of our marketing materials and implement our marketing programs effectively if CMS or an Insurance Company Partner has comments or disapproves of our marketing materials. If we do not timely file the additional marketing materials with CMS, if Insurance Company Partners do not adapt to the new CMS requirements or increase the efficiency with which they review our marketing material, or if we or our marketing partners are not successful in timely receiving Insurance Company Partner or CMS approval of our marketing materials, it could harm our sales and also harm our ability to efficiently change and implement new or existing marketing material, including call center scripts and our websites, which could impact negatively in our business, operating results and financial condition, particularly if such delay or non-compliance occurs during the Medicare annual enrollment period.
E&O claims against us, and other incidents, claims, risks, exposures and/or liabilities that require us to make claims against our insurance policies, may negatively affect our business, financial condition and results of operations.
We have significant insurance agency and brokerage operations, and are subject to claims and litigation in the ordinary course of business resulting from alleged and actual E&O in placing insurance and rendering coverage advice. In addition, many of our Colleagues regularly interact with Clients and prospective Clients in the field, which increases the risks of property and casualty claims arising from such interactions. Further, many of our office locations are in jurisdictions (such as California, Texas and Florida) that see higher incidents of climate events (such as hurricanes, other aggressive weather patterns and earthquakes). Dealing with any of these activities can involve the expenditure of substantial amounts of money. Since E&O claims against us may allege our liability for all or part of the amounts in question, claimants may seek large damage awards. These claims can involve significant defense costs. E&O could include failure to, whether negligently or intentionally, place coverage on behalf of Clients, provide our Insurance Company Partners with complete and accurate information relating to the risks being insured or appropriately apply funds that we hold on a fiduciary basis. It is not always possible to prevent or detect E&O and other types of claims, and the precautions we take may not be effective in all cases.
We have E&O insurance coverage to protect against the risk of liability resulting from our alleged and actual E&O. We also maintain a variety of other property and casualty policies of insurance providing varying degrees of protection against loss and damage to our property and liability for certain conduct of our Colleagues. Prices for these policies of insurance and the scope and limits of the coverage terms available depend on our claims history as well as market conditions that are outside of our control. While we endeavor to purchase coverage that is appropriate to our assessment of our risk, we are unable to predict with certainty the frequency, nature or magnitude of claims for direct or consequential damages or whether our policies of insurance will cover such claims.
In establishing liabilities for claims, we utilize case level reviews by outside counsel and an internal analysis to estimate potential losses. The liability is reviewed annually and adjusted as developments warrant. Given the unpredictability of E&O and other claims and of litigation that could flow from them, it is possible that an adverse outcome in a particular matter could have a material adverse effect on our results of operations, financial condition or cash flow in a given quarterly or annual period.

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
Risks Relating to Intellectual Property and Cybersecurity
Our business depends on a strong brand, and any failure to maintain, protect, defend and enhance our brand would hurt our ability to grow our business, particularly in new markets where we have limited brand recognition.
We have developed a strong brand that we believe has contributed significantly to the success of our business. Maintaining, protecting and enhancing the “BRP”, “BKS Partners”, “Guided Solutions”, “Guided Medicare Solutions”, “Connected Risk Solutions”, “MGA of the Future”, “Insurance Distribution Firm of the Future”, “Inspired by Technology. Guided by Experts”, “Cure8” and “Insight Beyond Insurance” brands is critical to growing our business, particularly in new markets where we have limited brand recognition. If we do not successfully build and maintain a strong brand, our business could be materially harmed. Maintaining and enhancing the quality of our brand may require us to make substantial investments in areas such as marketing, community relations, outreach and employee training. We actively engage in advertisements, targeted promotional mailings and email communications, and engage on a regular basis in public relations and sponsorship activities. These investments may be substantial and may fail to encompass the optimal range of traditional, online and social advertising media to achieve maximum exposure and benefit to our brand. Moreover, our brand promotion activities may not generate brand awareness or yield increased revenue and, even if they do, any increased revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract new Clients or retain our existing Clients to the extent necessary to realize a sufficient return on our brand-building efforts.
We believe that our “BRP”, “BKS Partners”, “Guided Solutions”, “Guided Medicare Solutions”, “Connected Risk Solutions”, “MGA of the Future”, “Insurance Distribution Firm of the Future”, “Inspired by Technology. Guided by Experts”, “Cure8” and “Insight Beyond Insurance” trademarks (some of which are pending registration) have significant value and that these and other intellectual property are valuable assets that are critical to our success. Unauthorized uses or other infringement, misappropriation or violation of our trademarks, service marks or other intellectual property could diminish the value of our brand and may adversely affect our business. Effective intellectual property protection may not be available in every market in which we operate. Moreover, the laws of some countries do not protect intellectual property and proprietary rights to the same extent as the laws of the United States, and mechanisms for enforcement of intellectual property rights in some foreign countries may be inadequate. Additionally, we cannot guarantee that future trademark registrations for pending or future applications will issue, or that any registered trademarks will be enforceable or provide adequate protection of our intellectual property and other proprietary rights. The USPTO and various foreign trademark offices also require compliance with a number of procedural, documentary, fee payment and other similar provisions during the trademark registration process and after a registration has issued. There are situations in which noncompliance can result in abandonment or cancellation of a trademark filing, resulting in partial or complete loss of trademark rights in the relevant jurisdiction. If this occurs, our competitors might be able to enter the market under identical or similar brands.
Failure to adequately protect our intellectual property rights could damage our brand and impair our ability to compete effectively. Even where we have effectively secured statutory protection for our trademarks and other intellectual property, our competitors and other third parties may infringe, misappropriate or otherwise violate our intellectual property. In the course of litigation, or as a preventative measure, such competitors and other third parties may attempt to challenge the scope of our rights or invalidate our intellectual property. If such challenges were to be successful, it could limit our ability to prevent others from using similar marks or designs may ultimately result in a reduced distinctiveness of our brand in the minds of consumers. Defending or enforcing our trademark rights, branding practices and other intellectual property could result in the expenditure of significant resources and divert the attention of management, which in turn may materially and adversely affect our business and results of operations, even if such defense or enforcement is ultimately successful.

Failure to obtain, maintain, protect, defend or enforce our intellectual property rights, or allegations that we have infringed, misappropriated or otherwise violated the intellectual property rights of others, could harm our reputation, ability to compete effectively, business, financial condition and results of operations.
Our success and ability to compete depends in part on our ability to obtain, maintain, protect, defend and enforce our intellectual property. To protect our intellectual property rights, we rely on a combination of trademark and copyright laws in the United States and certain other jurisdictions (whether via international convention, treaty or otherwise), trade secret protection, confidentiality agreements and other contractual arrangements with our affiliates, Colleagues, Clients, Partners and others. However, such measures provide only limited protection and the steps that we take to protect our intellectual property may be inadequate to deter infringement, misappropriation or other violation of our intellectual property or proprietary information. Policing unauthorized use of our intellectual property is difficult, expensive and time-consuming, particularly in countries where the laws may not be as protective of intellectual property rights as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak. We may be required to spend significant resources to monitor and protect our intellectual property rights. In addition, we may be unable to detect the unauthorized use of our intellectual property rights.
Failure to protect our intellectual property adequately could harm our reputation and affect our ability to compete effectively. In addition, even if we initiate litigation against third parties, such as suits alleging infringement, misappropriation or other violation of our intellectual property, we may not prevail. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management. Our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Additionally, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. An adverse determination of any litigation proceedings could put our intellectual property at risk of being invalidated or interpreted narrowly and could put our related intellectual property at risk of not issuing or being cancelled. There could also be public announcements of the results of hearings, motions, or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock. Any of the foregoing could adversely affect our business, financial condition and results of operations.
Meanwhile, third parties may assert intellectual property-related claims against us, including claims of infringement, misappropriation or other violation of their intellectual property, which may be costly to defend, could require the payment of damages, legal fees, settlement payments, royalty payments and other costs or damages, including treble damages if we are found to have willfully infringed, and could limit our ability to use or offer certain technologies, products or other intellectual property. Any intellectual property claims, with or without merit, could be expensive, take significant time and divert management’s resources, time and attention from other business concerns. Moreover, other companies, including our competitors, may have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. Successful challenges against us could require us to modify or discontinue our use of technology or business processes where such use is found to infringe, misappropriate or otherwise violate the rights of others, or require us to purchase costly licenses from third parties, which may not be available on commercially reasonable terms, or at all. Even if a license is available to us, it could be non-exclusive thereby giving our competitors and other third parties access to the same technologies licensed to us, and we may be required to pay significant upfront fees, milestone payments or royalties, which would increase our operating expenses. Any of the foregoing could adversely affect our business, financial condition and results of operations.
Improper disclosure of confidential, personal or proprietary information, whether due to human error, misuse of information by Colleagues, contractors, vendors or third party bad actors, or as a result of cyberattacks or other security incidents with respect to our or our vendors’ systems, tools, information, processes or services, or failure to comply with applicable laws, rules, regulations, orders, industry standards and contractual obligations regarding data privacy, security and/or cybersecurity, could result in regulatory scrutiny, legal and financial liability, reputational harm, lost revenue, and remediation costs, and could have an adverse effect on our business and/or operations.
We maintain confidential, personal and proprietary information relating to our Company, our Colleagues, our Insurance Company Partners, our vendors and our actual and prospective Clients. This information could include personally identifiable information, protected health information, such as information regarding the medical history of Clients, financial information, and other categories of sensitive or protected information. We are subject to laws, rules, regulations, orders, industry standards, contractual obligations and other legal obligations relating to the collection, use, retention, security, transfer, storage, disposition and other processing of this information. These requirements may also apply to transfers of information among our affiliates, as well as to transactions we enter into with unaffiliated third-parties.

Cybersecurity risks have significantly increased in recent years, in part, because of the proliferation of new technologies, the use of the internet and telecommunications technologies to exchange information and conduct transactions, and the increased sophistication and activities of computer hackers, organized crime, terrorists, and other external parties, including foreign state actors. We have in the past and may in the future be subject to cyberattacks. These cyberattacks could include computer viruses, malicious or destructive code, phishing attacks, social engineering attacks, denial of service or information, improper access by employees or third-party partners or other security breaches that have or could in the future result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our confidential, proprietary, personal, and other information concerning Colleagues, Clients, Insurance Company Partners, vendors or consumers, or otherwise materially disrupt our network access or business operations.
Cybersecurity breaches, cyberattacks and other similar incidents, including, among other things, computer viruses, denial of service or information attacks, ransomware attacks, credential stuffing, social engineering, human error, fraud, unauthorized parties gaining access to our information technology systems, malware infections, phishing campaigns and vulnerability exploit attempts could disrupt the security of our internal systems and business applications or those of our vendors and impair our ability to provide services to our Clients and protect the privacy of their data. Any such incidents may also compromise confidential business information, result in intellectual property or other confidential or proprietary information being lost or stolen, including Client, Colleague or Company data, which could harm our reputation, competitive position or otherwise adversely affect our business. Cyber threats are constantly evolving, which makes it more difficult to detect cybersecurity incidents, assess their severity or impact in a timely manner, and successfully defend against them. The ongoing COVID-19 pandemic generally is increasing the attack surface available to criminals, as more companies and individuals work remotely and otherwise work online. Consequently, the risk of a cybersecurity incident has increased, and as cybersecurity threats evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate or remediate any information security vulnerabilities, security breaches, cyberattacks or other similar incidents. We cannot provide assurances that our preventative efforts, or those of our vendors or service providers, will be successful, and we may not be able to anticipate all security breaches, cyberattacks or other similar incidents, detect or react to such incidents in a timely manner, implement guaranteed preventive measures against such incidents, or adequately remediate any such incident.
Although we maintain policies, procedures and technical safeguards designed to protect the security and privacy of confidential, personal and proprietary information, we cannot eliminate the risk of, and have in the past experienced, improper access to or disclosure of personally identifiable information and related costs to mitigate the consequences from such events. It is possible that the measures we implement, including our security controls over personal data and training of Colleagues on data security, may not prevent improper access to, disclosure of or misuse of confidential, personal or proprietary information. This could cause harm to our reputation, create legal exposure or subject us to liability under laws that protect personal data, resulting in increased costs or loss of commissions and fees. In addition, improper access to or disclosure of personal and proprietary information could occur in a target we acquire prior to the acquisition or as a result of actions taken prior to the acquisition or during the integration period. Even if we receive indemnification for such events (which may not be the cure), such events could cause harm to our reputation, create legal exposure or subject us to liability under laws that protect personal data.
The occurrence of any security breach, cyberattack or other similar incident with respect to our or our vendors’ systems, or our failure to make adequate or timely disclosures to the public, regulators, law enforcement agencies or affected individuals, as applicable, following any such event, could cause harm to our reputation, subject us to additional regulatory scrutiny, expose us to civil litigation, fines, damages or injunctions or subject us to liability under applicable data privacy, cybersecurity and other laws, rules and regulations, resulting in increased costs or loss of commissions and fees, any of which could have a material adverse effect on our business, financial condition and results of operations. Additionally, we cannot be certain that our insurance coverage will be adequate for cybersecurity liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that our insurer will not deny coverage as to any future claim.
We are subject to complex and frequently changing laws, rules and regulations in the various jurisdictions in which we operate relating to the collection, use, retention, security, transfer, storage, disposition and other processing of personal information. For example, legislators in the United States are proposing new and more robust cybersecurity legislation in light of the recent broad-based cyberattacks at a number of companies. These and similar initiatives around the country could increase the cost of developing, implementing or securing our networks, tools, systems and other information technology assets and require us to allocate more resources to improved technologies, adding to our information technology and compliance costs. Ensuring that our collection, use, retention, security, transfer, storage, disposition and other processing of personal information complies with applicable laws, regulations, rules and standards regarding data privacy and cybersecurity in relevant jurisdictions can increase operating costs, impact the development of new products or services, and reduce operational efficiency.

At the federal level, we are subject to, among other laws, rules and regulations, the Gramm-Leach-Bliley Act ("GLBA"), which requires financial institutions to, among other things, periodically disclose their privacy policies and practices relating to sharing personal information and, in some cases, enables retail customers to opt out of the sharing of certain personal information with unaffiliated third parties. The GLBA also requires financial institutions to implement an information security program that includes administrative, technical and physical safeguards to ensure the security and confidentiality of consumer records and information. We are also subject to the rules and regulations promulgated under the authority of the Federal Trade Commission, which regulates unfair or deceptive acts or practices, including with respect to data privacy and cybersecurity. Moreover, the United States Congress has recently considered, and is currently considering, various proposals for more comprehensive data privacy and cybersecurity legislation, to which we may be subject if passed. Data privacy and cybersecurity are also areas of increasing state legislative focus and we are, or may in the future become, subject to various state laws and regulations regarding data privacy and cybersecurity. For example, the California Consumer Protection Act of 2018 (the "CCPA"), which became effective on January 1, 2020, applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. The CCPA gives California residents the right to, among other things, request disclosure of information collected about them and whether that information has been sold to others, request deletion of personal information (subject to certain exceptions), opt out of the sale of their personal information, and not be discriminated against for exercising these rights. The CCPA contains several exemptions, including an exemption applicable to personal information that is collected, processed, sold or disclosed pursuant to the GLBA. Further, effective in most material respects starting on January 1, 2023, the California Privacy Rights Act ("CPRA") (which was passed via a ballot initiative as part of the November 2020 election) will significantly modify the CCPA, including by expanding California residents’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency which will be vested with authority to implement and enforce the CCPA and the CPRA. Other states where we do business, or may in the future do business, or from which we otherwise collect, or may in the future otherwise collect, personal information of residents have adopted or are considering adopting similar laws. For example, Virginia and Colorado have recently adopted comprehensive data privacy laws similar to the CCPA, which will go into effect in January and July of 2023, respectively. In addition, laws in all 50 U.S. states generally require businesses to provide notice under certain circumstances to consumers whose personal information has been improperly accessed, disclosed or otherwise compromised as a result of a data breach. Certain state laws and regulations may be more stringent, broader in scope, or offer greater individual rights, with respect to personal information than federal or other state laws and regulations, and such laws and regulations may differ from each other, which may complicate compliance efforts and increase compliance costs. Aspects of the CCPA, the CPRA, and other federal and state laws and regulations relating to data privacy and cybersecurity, as well as their enforcement, remain unclear, and we may be required to modify our practices in an effort to comply with them.
Further, while we strive to publish and prominently display privacy policies that are accurate, comprehensive, and compliant with applicable laws, regulations, rules and industry standards, we cannot ensure that our privacy policies and other statements regarding our practices will be sufficient to protect us from claims, proceedings, liability or adverse publicity relating to data privacy or cybersecurity. Although we endeavor to comply with our privacy policies, we may at times fail to do so or be alleged to have failed to do so. The publication of our privacy policies and other documentation that provide promises and assurances about privacy, data protection and cybersecurity can subject us to potential federal or state action if they are found to be deceptive, unfair, or misrepresentative of our actual practices.
Any actual or perceived failure to adhere to, or successfully implement processes in response to, changing legal or regulatory requirements in this area or to comply with our privacy policies could result in legal liability, including litigation (including class actions), claims, proceedings, regulatory fines, penalties or other sanctions, governmental investigations, enforcement actions, the expenditure of substantial costs, time and other resources, damage to our reputation in the marketplace and other adverse impacts, any of which could have a material adverse effect on our business, financial condition and results of operations.
Our business depends on information processing systems. Data breaches or other security incidents with respect to our or our vendors' information processing systems may hurt our business, financial condition and results of operations.
Our ability to provide insurance services to Clients and to create and maintain comprehensive tracking and reporting of Client accounts depends on our capacity to collect, store, retrieve and otherwise process data, manage significant databases and expand and periodically upgrade our information processing capabilities. As our operations evolve, we will need to continue to make investments in new and enhanced information systems. Additionally, as our information system providers revise and upgrade their hardware, software and equipment technology, we may encounter difficulties integrating these new technologies into our business. Interruption or loss of our information processing capabilities or adverse consequences from implementing new or enhanced systems could have a material adverse effect on our business, financial condition and results of operations.

In the course of providing financial services, we may electronically store, transmit or otherwise process personally identifiable information, such as social security numbers or credit card or bank information, of Clients or employees of Clients. Breaches in data security or infiltration of our network security by unauthorized persons could cause interruptions in operations and damage to our reputation, among other adverse impacts. While we maintain policies, procedures and technological safeguards designed to protect the security and privacy of this information, we cannot entirely eliminate the risk of, and have in the past experienced, improper access to or disclosure of personally identifiable information and related costs to mitigate the consequences from such events. Privacy laws, rules and regulations are matters of growing public concern and are continuously changing in the states in which we operate. The failure to adhere to or successfully implement procedures to respond to these laws, rules and regulations could result in legal liability or impairment to our reputation.
Further, despite security measures we and our vendors take, our systems and those of our vendors may be vulnerable to physical break-ins, unauthorized access, viruses or other disruptive problems. As we continue to expand our business through Partnerships, we may be exposed to increased vulnerability to data breaches, cybersecurity attacks and other security incidents during the integration of information systems. If our systems or facilities were infiltrated or damaged, our Clients could experience data loss, financial loss and significant business interruption leading to a material adverse effect on our business, financial condition and results of operations. We may be required to expend significant additional resources to modify protective measures, to investigate and remediate vulnerabilities or other exposures or to make required notifications.
We rely on the availability and performance of information technology services provided by third parties.
While we maintain some of our critical information technology systems, we also depend on third-party service providers to provide important information technology services relating to, among other things, agency management services, sales and service support, network, device and event monitoring, cybersecurity, electronic communications and certain finance functions. If the service providers to which we outsource these functions do not perform effectively, we may not be able to achieve the expected cost savings and may have to incur additional costs to correct errors made by such service providers. Depending on the function involved, such errors may also lead to business disruption, processing inefficiencies, the loss of or damage to intellectual property through a security breach, the loss of sensitive, personal or confidential data through a security breach, or otherwise. While we and our third-party service providers have not experienced any significant disruption, failure or breach impacting our or their information technology systems, any such disruption, failure or breach could adversely affect our business, financial condition and results of operations.
Risks Relating to our Organizational Structure
We are a holding company with our principal asset being our 51% ownership interest in BRP; accordingly, we are dependent upon distributions from BRP to pay dividends, if any, and taxes, make payments under the Tax Receivable Agreement and pay other expenses.
We are a holding company and our principal asset is our direct or indirect ownership of 51% of the outstanding LLC Units. We have no independent means of generating commissions and fees. As the sole managing member of BRP, we intend to cause BRP to make distributions to the holders of LLC Units and us, in amounts sufficient to (i) cover all applicable taxes payable by us and the holders of LLC Units, (ii) allow us to make any payments required under the Tax Receivable Agreement we entered into as part of the Reorganization Transactions and (iii) fund dividends to our stockholders in accordance with our dividend policy, to the extent that our board of directors declares such dividends.
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
Under the Amended LLC Agreement, BRP will generally be required from time to time to make pro rata distributions in cash to us and the other holders of LLC Units at certain assumed tax rates in amounts that are intended to be sufficient to cover the taxes on our and the other LLC Unit holders’ respective allocable shares of the taxable income of BRP. As a result of (i) potential differences in the amount of net taxable income allocable to us and the other LLC Unit holders, (ii) the lower tax rate applicable to corporations than individuals and (iii) the favorable tax benefits that we anticipate receiving from (a) previous acquisitions by BRP Group of LLC Units and future taxable redemptions or exchanges of LLC Units for shares of our Class A common stock or cash and (b) payments under the Tax Receivable Agreement, we expect that these tax distributions will be in amounts that exceed our tax liabilities and obligations to make payments under the Tax Receivable Agreement. Our board of directors will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, dividends, repurchases of our Class A common stock, the payment of obligations under the Tax Receivable Agreement and the payment of other expenses. We will have no obligation to distribute such cash (or other available cash other than any declared dividend) to our stockholders. No adjustments to the redemption or exchange ratio of LLC Units for shares of Class A common stock will be made as a result of either (i) any cash distribution by us or (ii) any cash that we retain and do not distribute to our stockholders. To the extent that we do not distribute such excess cash as dividends on our Class A common stock and instead, for example, hold such cash balances or lend them to BRP, holders of LLC Units would benefit from any value attributable to such cash balances as a result of their ownership of Class A common stock following a redemption or exchange of their LLC Units.
We are controlled by BRP’s LLC Members whose interests in our business may be different than yours, and certain statutory provisions afforded to stockholders are not applicable to us.
BRP’s LLC Members control approximately 49% of the combined voting power of our common stock at December 31, 2021. Further, pursuant to the Stockholders Agreement we and the Pre-IPO LLC Members (who collectively control 23% of the consolidated voting power of our common stock as of December 31, 2021) entered into, Pre-IPO LLC Members may approve or disapprove substantially all transactions and other matters requiring approval by our stockholders, such as a merger, consolidation or sale of all or substantially all of our assets, any dissolution, liquidation or reorganization of us or our subsidiaries or any acquisition or disposition of any asset in excess of 5% of total assets, the incurrence, guarantee, assumption or refinancing of indebtedness, or grant of a security interest, in excess of 10% of total assets (or that would cause aggregate indebtedness or guarantees thereof to exceed 10% of total assets), the issuance or redemption of certain additional equity interests in an amount exceeding $10 million, the establishment or amendment of any equity, purchase or bonus plan for the benefit of employees, consultants, officers or directors, any capital or other expenditure in excess of 5% of total assets, the declaration or payment of dividends on capital stock or distributions by BRP on LLC Units other than tax distributions as defined in the Amended LLC Agreement. Other matters requiring approval by BRP’s LLC Members pursuant to the Stockholders Agreement include changing the number of directors on our board of directors, changing the jurisdiction of incorporation, changing the location of BRP’s headquarters, changing the name of BRP, amendments to governing documents, adopting a shareholder rights plan and any changes to BRP’s fiscal year or public accountants. In addition, the Stockholders Agreement provides that approval by BRP’s LLC Members is required for any changes to the strategic direction or scope of BRP Group and BRP’s business, any acquisition or disposition of any asset or business having consideration or fair value in excess of 5% of our total assets and the hiring and termination of our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Chief Partnership Officer or other change to senior management or key Colleagues (including terms of compensation). Furthermore, the Stockholders Agreement provides that, for so long as the Pre-IPO LLC Members beneficially hold at least 10% of the aggregate number of outstanding shares of our common stock (the “Substantial Ownership Requirement”), Pre-IPO LLC Members may designate a majority of the nominees for election to our board of directors, including the nominee for election to serve as Chairman of our board of directors. A group comprised of Baldwin Insurance Group Holdings, LLC, an entity controlled by Lowry Baldwin, our Chairman, Lowry Baldwin, Elizabeth Krystyn, Laura Sherman, Trevor Baldwin, our Chief Executive Officer, Kris Wiebeck, our Chief Strategy Officer, John Valentine, our Chief Partnership Officer, Dan Galbraith, our Chief Operating Officer, Brad Hale, our Chief Financial Officer, Joseph Finney, Highland Risk Services LLC and certain trusts established by such individuals have entered into a voting agreement, as amended, or the Voting Agreement, with Lowry Baldwin, our Chairman, pursuant to which, in connection with any meeting of our shareholders or any written consent of our shareholders, each such person and trust party thereto will agree to vote or exercise their right to consent in the manner directed by Lowry Baldwin. As of the date of this Annual Report on Form 10-K, Lowry Baldwin through the Voting Agreement beneficially owns 31.2% of the voting power of our common stock.

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
Previous acquisitions by BRP Group of LLC Units from BRP's LLC Members and future taxable redemptions or exchanges by BRP’s LLC Members of LLC Units for shares of our Class A common stock or cash, as well as other transactions described herein, are expected to result in tax basis adjustments to the assets of BRP that will be allocated to us and thus produce favorable tax attributes. These tax attributes would not be available to us in the absence of those transactions. The tax basis adjustments are expected to reduce the amount of tax that we would otherwise be required to pay in the future.

The Tax Receivable Agreement with BRP’s LLC Members provides for the payment by us to BRP’s LLC Members of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of (i) any increase in tax basis in BRP Group’s assets resulting from (a) previous acquisitions by BRP Group of LLC Units from BRP’s LLC Members, (b) the purchase of LLC Units from BRP’s LLC Members using the net proceeds from any future offering, (c) redemptions or exchanges by BRP’s LLC Members of LLC Units for shares of our Class A common stock or cash or (d) payments under the Tax Receivable Agreement and (ii) tax benefits related to imputed interest resulting from payments made under the Tax Receivable Agreement. The payment obligations under the Tax Receivable Agreement are our obligations and not obligations of BRP.
The actual increases in tax basis with respect to future taxable redemptions, exchanges or purchases of LLC Units, as well as the amount and timing of any payments we are required to make under the Tax Receivable Agreement will depend on a number of factors, including the market value of our Class A common stock at the time of future redemptions or exchanges, the prevailing federal tax rates applicable to us over the life of the Tax Receivable Agreement (as well as the assumed combined state and local tax rate), the amount and timing of the taxable income that we generate in the future and the extent to which future redemptions, exchanges or purchases of LLC Units are taxable transactions.
Payments under the Tax Receivable Agreement are not conditioned on BRP’s LLC Members’ continued ownership of us. There may be a material negative effect on our liquidity if the payments under the Tax Receivable Agreement exceed the actual benefits we receive in respect of the tax attributes subject to the Tax Receivable Agreement and/or distributions to us by BRP are not sufficient to permit us to make payments under the Tax Receivable Agreement.
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
Finally, because we are a holding company with no operations of our own, our ability to make payments under the Tax Receivable Agreement depends on the ability of BRP to make distributions to us. The JPM Credit Agreement restricts the ability of BRP to make distributions to us, which could affect our ability to make payments under the Tax Receivable Agreement. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid, which could negatively impact our results of operations and could also affect our liquidity in periods in which such payments are made.

Risks Relating to Ownership of our Class A Common Stock
We recently ceased to be an emerging growth company, and now are required to comply with certain heightened reporting requirements, including those relating to auditing standards and disclosure about our executive compensation.
The Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), contains provisions that, among other things, relax certain reporting requirements for “emerging growth companies,” including certain requirements relating to auditing standards and compensation disclosure. Prior to December 31, 2021, we were classified as an emerging growth company. As an emerging growth company, we were not required to, among other things, (i) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act, (ii) comply with any new requirements adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (iii) provide certain disclosures regarding executive compensation required of larger public companies or (iv) hold nonbinding advisory votes on executive compensation. When we were an emerging growth company, we followed the exemptions described above. We also elected to use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act. This election allowed us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result, our financial statements may not have been comparable to companies that comply with public company effective dates, and our stockholders and potential investors may have difficulty in analyzing our historical operating results if comparing us to such companies. In addition, because we relied on exemptions available to emerging growth companies, our historical public filings contained less information about our executive compensation and internal control over financial reporting than issuers that are not emerging growth companies.
We expect to incur additional costs associated with the heightened reporting requirements described above, including the requirement to provide auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act, as well as additional audit costs resulting from PCAOB requirements. In addition, our auditors may identify control deficiencies of varying degrees of severity, and we may incur significant costs to remediate those deficiencies or otherwise improve our internal controls. As a public company, we are required to report any control deficiencies that constitute a “material weakness” in our internal control over financial reporting, and doing so could impair our ability to raise capital and otherwise adversely affect the value of our securities. See “—We have identified material weaknesses in our internal control over financial reporting. If our remediation of these material weaknesses is not effective, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.
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
In connection with our audit of the fiscal year 2021 consolidated financial statements, we identified three material weaknesses in the design and operation of our internal control over financial reporting. The material weaknesses relate to: (i) a lack of sufficient number of personnel with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately; (ii) insufficient policies and procedures to achieve complete and accurate financial accounting, reporting and disclosures and (iii) failure to design and maintain controls over the operating effectiveness of information technology (“IT”) general controls, all of which were originally identified in connection with the audit of our 2018 consolidated financial statements and still exist as of December 31, 2021.
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
•actual or anticipated fluctuations in our quarterly financials and results of operations;
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
•changing economic and political conditions;
•the perceived adequacy of our ESG efforts;
•our ability or perceived ability to:
◦attract new Clients, successfully deploy and implement our products, obtain Client renewals and provide our Clients with excellent Client support;
◦increase our network of Insurance Company Partners and the profit-sharing, override and/or contingent commissions that we earn from such Insurance Company Partners;
◦adequately expand, train, integrate and retain our Colleagues, including our executive officers and senior leaders, and maintain or increase our sales force’s productivity;
◦improve our internal control over financial reporting and disclosure controls and procedures to ensure timely and accurate reporting of our operational and financial results;
◦successfully introduce new products and enhance existing products;
◦successfully deploy information technology assets for use by our Colleagues and interaction with our Clients and Insurance Company Partners;
◦adapt to the ever-changing regulatory and legal landscape;
◦protect sensitive, personal and confidential information and data within BRP’s custody from third party bad actors;
◦successfully identify and acquire new Partners;
◦successfully integrate Partnerships into the Company in an operationally efficient manner;
◦service our existing indebtedness;
◦access the capital markets or otherwise obtain access to capital to satisfy future needs of the Company;
◦successfully introduce our products to new markets and geographies; and
◦successfully compete against larger companies and new market entrants.
•announced or completed acquisitions of businesses or technologies by us or our competitors; and
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business, including developments relating to the health care industry and the marketing and sale of Medicare plans.
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
Our board of directors will periodically review the cash generated from our business and the capital expenditures required to finance our global growth plans and determine whether to declare periodic dividends to our stockholders. Our board of directors will take into account general economic and business conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, including restrictions and covenants contained in the JPM Credit Agreement, business prospects and other factors that our board of directors considers relevant. In addition, the JPM Credit Agreement limits the amount of distributions that BRP can make to us and the purposes for which distributions could be made. Accordingly, we may not be able to pay dividends even if our board of directors would otherwise deem it appropriate. Refer to the Liquidity and Capital Resources section under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our corporate headquarters is located in leased offices in Tampa, Florida. The leases consist of approximately 91,500 square feet and expire in May and August 2030. Our insurance brokerage business leases office space in approximately 120 operating locations located in 20 states throughout the U.S. These offices are generally located in shopping centers, small office parks and office buildings, with lease terms expiring within two to nine years. These facilities are suitable for our needs and we believe that they are well maintained.
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
On February 22, 2022, there were 60 shareholders of record of our Class A common stock and 66 shareholders of record of our Class B common stock. The number of record holders does not include persons who held shares of our Class A common stock in nominee or “street name” accounts through brokers.
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
Sales of Unregistered Securities
The following list sets forth information regarding all unregistered securities sold or issued by us since September 30, 2021 and the subsequent period prior to the filing of this Annual Report on Form 10-K. No underwriters were involved in these sales. There was no general solicitation of investors or advertising, and we did not pay or give, directly or indirectly, any commission or other remuneration, in connection with the offering of these securities. In the transactions described below, the recipients of the securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions.
•On October 1, 2021, as partial consideration for the acquisition of substantially all of the assets of White Hill Plaza, Inc. (operating as K&S Insurance Agency), BRP Group issued 1,018,874 shares of Class B common stock (and BRP issued the corresponding 1,018,874 LLC Units.)
•On October 1, 2021, as partial consideration for the acquisition of substantially all of the assets of Jacobson, Goldfarb & Scott, Inc., including the equity interests of certain of its subsidiaries, BRP Group issued 1,821,625 shares of Class B common stock (and BRP issued the corresponding 1,821,625 LLC Units).

•On December 1, 2021, as partial consideration for the acquisition of substantially all of the assets of Wood Guttman & Bogart Insurance Brokers and certain of its affiliates and related entities, BRP Group issued 179,365 shares of Class A common stock, 696,897 shares of Class B common stock (and BRP issued the corresponding 696,897 LLC Units), and subsequently BRP Group issued an additional 21,824 shares of Class A common stock on December 17, 2021 in connection with certain additional assets that were acquired post-closing.
•On December 1, 2021, as partial consideration for the acquisition of substantially all of the equity interests of Construction Risk Partners, LLC, BRP Group issued 936,013 shares of Class B common stock (and BRP issued the corresponding 936,013 LLC Units).
•On December 7, 2021, as partial consideration for the acquisition of substantially all of the assets of Brush Creek, LLC, BRP Group issued 114,936 shares of Class A common stock.
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
Issuer Purchases of Equity Securities
The following table provides information about our repurchase of shares of our Class A common stock during the three months ended December 31, 2021:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value that may yet be Purchased under the Plans or Programs
October 1, 2021 to October 31, 2021	1,707	$36.26	—	$—
November 1, 2021 to November 30, 2021	—	—	—	—
December 1, 2021 to December 31, 2021	157	37.81	—	—
Total	1,864	$36.39	—	$—
__________
(1)    We purchased 1,864 shares during the three months ended December 31, 2021, which were acquired from our employees to cover required tax withholding on the vesting of shares granted under the BRP Group, Inc. Omnibus Incentive Plan.

Performance Graph
The following performance graph compares the cumulative total shareholder return of an investment in our Class A common stock since October 24, 2019 (first day of trading) through December 31, 2021 to the cumulative total return of Russell 2000 Index and the Standard & Poor ("S&P") 500 Index. The graph assumes that $100 was invested on October 24, 2019 and the reinvestment of dividends, if any. The share price performance presented below is not necessarily indicative of future results.

ITEM 6. RESERVED
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
EXECUTIVE SUMMARY OF 2021 FINANCIAL RESULTS
We are a rapidly growing independent insurance distribution firm delivering solutions that give our Clients the peace of mind to pursue their purpose, passion and dreams.
The following is a summary of our 2021 financial results:
Revenues for the year ended December 31, 2021 were $567.3 million, an increase of $326.4 million, or 135%, as compared to the same period of 2020. This increase was related to amounts attributable to Partners acquired during 2020 and 2021 prior to their having reached the twelve-month owned mark (such amounts, the “Partnership Contribution”) and organic growth. The Partnership Contribution accounted for $272.3 million of the increase to revenues and organic growth accounted for $54.0 million.
Operating expenses for the year ended December 31, 2021 were $598.9 million, an increase of $336.1 million, or 128%, as compared to the same period of 2020. The increase in operating expenses was primarily attributable to the Partnership Contribution, which comprised $219.1 million of operating expenses excluding fair value adjustments, an increase in the fair value of contingent consideration of $24.7 million, increased compensation for sales and support, including investments in new product development, and continued investments in Growth Services to support our growth.
Interest expense, net for the year ended December 31, 2021 was $26.9 million, an increase of $19.0 million, or 242%, as compared to the same period of 2020. Interest expense, net increased as a result of higher average borrowings under the JPM Credit Agreement.
Net loss for the year ended December 31, 2021 was $58.1 million, an increase of $28.2 million as compared to net loss of $29.9 million in the same period of 2020.
Adjusted EBITDA for the year ended December 31, 2021 was $112.9 million, an increase of $69.0 million as compared to the same period of 2020. Adjusted EBITDA Margin was 20% for 2021 and 18% for 2020.
Organic Revenue for the year ended December 31, 2021 was $295.0 million as compared to $159.7 million for the same period of 2020. Organic Revenue Growth was $54.0 million, or 22%, for 2021 and $21.8 million, or 16%, for 2020. Refer to the Non-GAAP Financial Measures section below for reconciliations of Adjusted EBITDA, Adjusted EBITDA Margin, Organic Revenue and Organic Revenue Growth to the most directly comparable GAAP financial measures.
PARTNERSHIPS
During 2021, we completed 16 Partnerships for an aggregate purchase price of $1.1 billion. We also completed a follow-on public offering for aggregate net proceeds of approximately $269.4 million and borrowed an additional $450.0 million under the New Term Loans (as defined elsewhere) on assist with funding such acquisitions. Partnerships completed during 2021 added $121.4 million of premiums, commissions and fees receivable, $439.4 million of intangible assets and $579.4 million of goodwill to the consolidated balance sheet. During 2020, we completed 16 Partnerships for an aggregate purchase price of $1.0 billion. We borrowed $400.0 million under the New Term Loan B and completed two follow-on public offerings for aggregate primary net proceeds of $449.7 million to assist with funding acquisitions during 2020.
Refer to Note 4 to BRP’s consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for additional information on the Partnerships that we have completed during 2021.

NOVEL CORONAVIRUS (COVID-19)
The impact of the COVID-19 pandemic, including changes in consumer behavior, pandemic fears, and market downturns, as well as restrictions on business and individual activities, has created significant volatility in the global economy and led to severe restrictions on the level of economic activity around the world.
Although COVID-19 vaccines are now broadly distributed and administered, there remains significant uncertainty concerning the magnitude of the impact and the duration of the COVID-19 pandemic. As new strains of COVID-19 develop, we may continue to experience disruptions to our business, including due to a reduction in our Clients` insurable exposure units and a delay in cash payments to us from our Clients or Insurance Company Partners. Further, the impacts of inflation on our and our Clients` businesses and the broader economy, which may be exacerbated by the economic recovery from the COVID-19 pandemic, may also impact our financial condition and results of operations.
In addition, the uncertainties associated with the protective and preventive measures being put in place or recommended by both governmental entities and other businesses, among other uncertainties, may result in delays or modifications to our plans and initiatives.
Our Clients and Colleagues are our first priority and we have taken steps to ensure their safety by implementing alternative working arrangement, with a significant part of our Colleagues working in remote or hybrid environments. As we began a phased reopening of our U.S. offices in 2021, we provided guidelines on return to the office depending on the level of virus containment and local health and safety regulations in each geography. This has created and may continue to create additional risks and operational challenges and may require us to make additional investments of time and resources across our business, including to design, implement and enforce new workplace health and safety protocols, as well as investments in our IT systems to support a working environment that encompasses a mix of remote and in-person arrangements.
During the pandemic, we have also funded the BRP True North Colleague Fund to assist with relief for COVID-19 and other qualifying disasters for our Colleagues experiencing extraordinary hardship and are currently matching Colleague donations dollar-for dollar.
We intend to continue to execute on our strategic plans and operational initiatives during the pandemic. However, given the uncertainty regarding the spread and severity of COVID-19, the duration and scope of government measures, the nature of societal responses and the adverse effects on the national and global economy, the related financial impact on our business cannot be accurately predicted at this time. See Item 1A. “Risk Factors—The continued adverse effects of the COVID-19 pandemic and an indeterminate recovery period could result in declines in business and increases in claims that could adversely affect our business, financial condition and results of operations” in this Annual Report on Form 10-K.
RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
For a discussion of our 2019 financial results and a comparison of financial results for the years ended December 31, 2020 and 2019, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K filed with the SEC on March 11, 2021.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements for the years ended December 31, 2021 and 2020 and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K.
In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under Item 1A. Risk Factors.

The following is a discussion of our consolidated results of operations for each of the years ended December 31, 2021 and 2020.

	For the Years Ended December 31,		Variance
(in thousands, except percentages)	2021	2020	Amount	%
Revenues:
Commissions and fees	$567,290	$240,919	$326,371	135%

Operating expenses:
Commissions, employee compensation and benefits	400,050	174,114	225,936	130%
Other operating expenses	102,162	48,060	54,102	113%
Amortization expense	48,720	19,038	29,682	156%
Change in fair value of contingent consideration	45,196	20,516	24,680	120%
Depreciation expense	2,788	1,129	1,659	147%
Total operating expenses	598,916	262,857	336,059

Operating loss	(31,626)	(21,938)	(9,688)	44%

Other income (expense):
Interest expense, net	(26,899)	(7,857)	(19,042)	242%
Other income (expense), net	424	(95)	519	n/m
Total other expense	(26,475)	(7,952)	(18,523)

Loss before income taxes	(58,101)	(29,890)	(28,211)	94%
Income tax expense (benefit)	19	(5)	24	n/m
Net loss	(58,120)	(29,885)	(28,235)
Less: net loss attributable to noncontrolling interests	(27,474)	(14,189)	(13,285)	94%
Net loss attributable to BRP Group, Inc.	$(30,646)	$(15,696)	$(14,950)
__________
n/m    not meaningful
Seasonality
The insurance brokerage market is seasonal and our results of operations are somewhat affected by seasonal trends. Our Adjusted EBITDA and Adjusted EBITDA Margins are typically highest in the first quarter and lowest in the fourth quarter. This variation is primarily due to fluctuations in our revenues, while overhead remains consistent throughout the year. Our revenues are generally highest in the first quarter due to the impact of contingent payments received in the first quarter from Insurance Company Partners that we cannot readily estimate before receipt without the risk of significant reversal and a higher degree of first quarter policy commencements and renewals in Medicare and certain Middle Market lines of business such as employee benefits and commercial. In addition, a higher proportion of our first quarter revenue is derived from our highest margin businesses. As discussed further above, the ongoing COVID-19 pandemic may continue to skew these general trends due to reduced amounts of new business and reductions in business from existing Clients related to the pandemic.
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
Our future commissions and fees can be affected by changes in premium rate levels, fluctuations in Client risk retention and increases or decreases in the value of risks that have been insured, as well by trends in the insurance industry toward alternative insurance markets.
Commissions and fees increased by $326.4 million for the year ended December 31, 2021 as compared to the same period of 2020. This increase was related to the Partnership Contribution and organic growth. The Partnership Contribution accounted for $272.3 million of the increase to revenues and organic growth accounted for $54.0 million.
Major Sources of Commissions and Fees
The following table sets forth our commissions and fees by major source by amount for the years ended December 31, 2021 and 2020:

	For the Years Ended December 31,		Variance
(in thousands, except percentages)	2021	2020	Amount	%
Direct bill revenue	269,603	$104,875	$164,728	157%
Agency bill revenue	202,892	91,662	111,230	121%
Profit-sharing revenue	37,392	16,397	20,995	128%
Consulting and service fee revenue	29,047	3,509	25,538	n/m
Policy fee and installment fee revenue	19,858	15,236	4,622	30%
Other income	8,498	9,240	(742)	(8)%
Total commissions and fees	$567,290	$240,919	$326,371
__________
n/m    not meaningful
Direct bill revenue represents commission revenue earned by providing insurance placement services to Clients, primarily for private risk management, commercial risk management, employee benefits and Medicare insurance types. Direct bill revenue increased by $164.7 million for the year ended December 31, 2021 as compared to the same period of 2020 as a result of the Partnership Contribution of $148.0 million and organic growth of $16.7 million.
Agency bill revenue primarily represents commission revenue earned by providing insurance placement services to Clients wherein we act as an agent on behalf of the Client. Agency bill revenue increased by $111.2 million for the year ended December 31, 2021 as compared to the same period of 2020 as a result of the Partnership Contribution of $82.5 million and organic growth of $28.7 million.
Profit-sharing revenue represents bonus-type revenue that is earned by us as a sales incentive provided by certain Insurance Company Partners. Profit-sharing revenue increased by $21.0 million for the year ended December 31, 2021 as compared to the same period of 2020 as a result of Partnership Contribution of $20.0 million and organic growth of $1.0 million. Profit-sharing revenue was affected by higher loss ratios in our Middle Market and MainStreet Operating Groups, which is particularly acute in the Florida homeowners marketplace.
Consulting and service fee revenue represents fees received in lieu of a commission and specialty insurance consulting revenue. Consulting and service fee revenue increased $25.5 million for the year ended December 31, 2021 as compared to the same period of 2020 as a result of the Partnership Contribution of $24.3 million and organic growth of $1.2 million.
Policy fee and installment fee revenue represents revenue earned for acting in the capacity of an MGA and providing payment processing and services and other administrative functions on behalf of Insurance Company Partners. Policy fee and installment fee revenue increased $4.6 million for the year ended December 31, 2021 as compared to the same period of 2020 due to organic growth. These fees are generated by our Specialty Operating Group.

Other income consists of Medicare marketing income that is based on agreed-upon cost reimbursement for fulfilling specific targeted marketing campaigns in addition to other fee income and premium financing income generated across all Operating Groups. Other income decreased $0.7 million for the year ended December 31, 2021 as compared to the same period of 2020. Organic growth contributed $1.6 million to other income.
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
Commissions, employee compensation and benefits expenses increased by $225.9 million for the year ended December 31, 2021 as compared to the same period of 2020. The Partnership Contribution accounted for $159.7 million of the increase to commissions, employee compensation and benefits. Share-based compensation expense increased $11.4 million as a result of equity grants awarded to all newly hired Colleagues, including those who joined us through Partnerships, and grants to reward Colleagues, including members of senior management. The remaining increase in commissions, employee compensation and benefits expense can be attributed to higher commissions expense relating to our organic growth and higher compensation and benefits relating to hiring to support our growth.
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
Other operating expenses increased by $54.1 million for the year ended December 31, 2021 as compared to the same period of 2020, which was primarily attributable to increases in rent expense of $10.4 million related to expansion of our offices through Partnerships, dues and subscriptions of $6.3 million related to investing in technology to support our growth, travel and entertainment of $5.3 million, professional fees of $4.7 million related to Partnership transactions and public company costs, software and internet expenses of $4.4 million, consulting of $3.7 million, Colleague education and welfare of $2.8 million, and advertising and marketing of $2.1 million.
Amortization Expense
Amortization expense increased by $29.7 million for the year ended December 31, 2021 as compared to the same period of 2020. This increase was driven by the capitalization of intangible assets related to Partners acquired during 2020 and 2021.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration was $45.2 million for the year ended December 31, 2021 as compared to $20.5 million for the same period of 2020. The change in fair value of contingent consideration results from fluctuations in the value of the relevant measurement basis, normally revenue or EBITDA, of our Partners.
Interest Expense, Net
Interest expense, net increased by $19.0 million for the year ended December 31, 2021 as compared to the same period of 2020 resulting from higher average borrowings under the JPM Credit Agreement during 2021 compared to 2020.

FINANCIAL CONDITION - COMPARISON OF CONSOLIDATED FINANCIAL CONDITION AT DECEMBER 31, 2021 TO DECEMBER 31, 2020.
Our total assets and total liabilities increased $1.3 billion and $0.9 billion, respectively, at December 31, 2021 as compared to December 31, 2020. The most significant changes in assets and liabilities are described below.
Cash and cash equivalents and restricted cash increased $85.7 million as a result of operating, investing and financing activities illustrated in the condensed consolidated statement of cash flows and discussed further under the Sources and Uses of Cash section below.
Restricted cash increased $55.9 million as a result of restricted trust accounts related to our 2021 Partnerships.
Premiums, commissions and fees receivable, net increased $185.3 million as a result of revenue growth and the changes in revenue seasonality of our business given the underlying revenue streams of Partnerships.
We adopted Topic 842 during 2021, which resulted in right-of-use assets $81.6 million and operating lease liabilities of $83.9 million at December 31, 2021.
Intangible assets, net increased $390.1 million primarily as a result of our 2021 Partnerships, which contributed $439.4 million to gross intangible assets during 2021, offset in part by $48.7 million of amortization during the year.
Goodwill increased $577.2 million as a result of our 2021 Partnerships, offset in part by measurement period adjustments for certain Partnerships formed in the fourth quarter 2020.
Premiums payable to insurance companies increased $174.5 million as a result of our 2021 Partnerships and organic revenue growth.
Accrued expenses and other current liabilities increased $40.7 million as a result of higher accrued compensation and benefits from new Partner costs and 2021 bonus accruals relating to an increase in the number of Colleagues; current portion of operating lease liabilities relating to the adoption of Topic 842 during 2021; and higher contract liabilities relating to our revenue growth and new Partners.
Related party notes payable of $61.5 million at December 31, 2021 relates to our having accelerated recognition of MSI’s maximum contingent earnout and entering into notes payable agreements with each of MSI’s shareholders in the third quarter of 2021.
Revolving line of credit increased $35.0 million as a result of borrowing on our Revolving Facility (as defined in “—Liquidity and Capital Resources”) for funding Partnerships and general working capital purposes in 2021.
Long-term debt increased $437.8 million as a result of having upsized our term loan to $850.0 million during the fourth quarter of 2021.
Contingent earnout liabilities increased $93.8 million resulting from issuances of $127.3 million in fair value related to our 2021 Partnerships and a $45.2 million increase from fair value adjustments. These increases were offset in part by $74.0 million of settlements, of which $61.5 million was a noncash exchange for related party notes payable.
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
Adjusted Net Income is presented for the purpose of calculating Adjusted Diluted EPS. We define Adjusted Net Income as net income (loss) attributable to BRP Group, Inc. adjusted for depreciation, amortization, change in fair value of contingent consideration and certain items of income and expense, including share-based compensation expense, transaction-related expenses related to Partnerships including severance, and certain non-recurring costs that, in the opinion of management, significantly affect the period-over-period assessment of operating results, and the related tax effect of those adjustments.
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

Adjusted EBITDA and Adjusted EBITDA Margin
The following table reconciles Adjusted EBITDA and Adjusted EBITDA Margin to net loss, which we consider to be the most directly comparable GAAP financial measure to Adjusted EBITDA and Adjusted EBITDA Margin:

	For the Years Ended December 31,
(in thousands, except percentages)	2021	2020
Commissions and fees	$567,290	$240,919

Net loss	$(58,120)	$(29,885)
Adjustments to net loss:
Amortization expense	48,720	19,038
Change in fair value of contingent consideration	45,196	20,516
Interest expense, net	26,899	7,857
Share-based compensation	19,193	7,744
Transaction-related Partnership expenses	19,182	13,851
Depreciation expense	2,788	1,129
Severance related to Partnership activity	871	89
Change in fair value of interest rate caps	123	—
Income tax provision	19	(5)
Capital related expenses	—	1,087
Other	8,038	2,535
Adjusted EBITDA	$112,909	$43,956
Adjusted EBITDA Margin	20%	18%
Organic Revenue and Organic Revenue Growth
The following table reconciles Organic Revenue to commissions and fees, which we consider to be the most directly comparable GAAP financial measure to Organic Revenue:

	For the Years Ended December 31,
(in thousands, except percentages)	2021	2020
Commissions and fees	$567,290	$240,919
Partnership commissions and fees (1)	(272,272)	(81,250)
Organic Revenue (2)	$295,018	$159,669
Organic Revenue Growth (2)	$54,004	$21,780
Organic Revenue Growth % (2)	22%	16%
__________
(1)    Includes the first twelve months of such commissions and fees generated from newly acquired Partners.
(2)    Organic Revenue for the year ended December 31, 2020 used to calculate Organic Revenue Growth for the year ended December 31, 2021 was $241.0 million, which is adjusted to reflect revenues from Partnerships that reached the twelve-month owned mark during the year ended December 31, 2021.

Adjusted Net Income and Adjusted Diluted EPS
The following table reconciles Adjusted Net Income to net loss attributable to BRP Group, Inc. and reconciles Adjusted Diluted EPS to diluted net loss per share attributable to BRP Group, Inc. Class A common stock:

	For the Years Ended December 31,
(in thousands, except percentages, share and per share data)	2021	2020
Net loss attributable to BRP Group, Inc.	$(30,646)	$(15,696)
Net loss attributable to noncontrolling interests	(27,474)	(14,189)
Amortization expense	48,720	19,038
Change in fair value of contingent consideration	45,196	20,516
Share-based compensation	19,193	7,744
Transaction-related Partnership expenses	19,182	13,851
Amortization of deferred financing costs	3,506	1,002
Depreciation (1)	2,788	1,129
Severance related to Partnership activity	871	89
Change in fair value of interest rate caps	123	—
Capital related expenses	—	1,087
Other	8,038	2,535
Adjusted pre-tax income	89,497	37,106
Adjusted income taxes (2)	8,860	3,673
Adjusted Net Income	$80,637	$33,433

Weighted-average shares of Class A common stock outstanding - diluted	47,588	27,176
Dilutive effect of unvested restricted shares of Class A common stock	1,982	571
Exchange of Class B shares (3)	51,811	45,147
Adjusted dilutive weighted-average shares outstanding	101,381	72,894

Adjusted Diluted EPS	$0.80	$0.46

Diluted net loss per share	$(0.64)	$(0.58)
Effect of exchange of Class B shares and net loss attributable to noncontrolling interests per share	0.07	0.17
Other adjustments to net loss per share	1.46	0.92
Adjusted income taxes per share	(0.09)	(0.05)
Adjusted Diluted EPS	$0.80	$0.46
___________
(1)    Calculation was adjusted in the fourth quarter of 2021 to include depreciation. Prior year amounts have been conformed to current year presentation.
(2)    Represents corporate income taxes at assumed effective tax rate of 9.9% applied to adjusted pre-tax income.
(3)    Assumes the full exchange of Class B shares for Class A common stock pursuant to the Amended LLC Agreement.
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
The following table sets forth our commissions and fees by Operating Group by amount and as a percentage of our commissions and fees:

Commissions and Fees by Operating Group (in thousands, except percentages)
	For the Years Ended December 31,
	2021		2020
		Percent of Business		Percent of Business	Variance
Operating Group	Amount		Amount		Amount	%
Middle Market	$363,822	64%	$103,393	43%	$260,429	252%
Specialty	144,455	25%	88,876	37%	55,579	63%
MainStreet	34,344	6%	30,361	13%	3,983	13%
Medicare	27,392	5%	19,320	8%	8,072	42%
Corporate and Other	(2,723)	—%	(1,031)	—%	(1,692)	164%
	$567,290		$240,919		$326,371
Commissions and fees for our Middle Market Operating Group increased $260.4 million for the year ended December 31, 2021 as compared to the same period of 2020 as a result of the Partnership Contribution of $243.5 million and organic growth of $16.9 million. Middle Market experienced organic growth in base commissions and fees of $15.4 million and contingents of $0.6 million during the period.
Commissions and fees for our Specialty Operating Group increased $55.6 million for the year ended December 31, 2021 as compared to the same period of 2020 as a result of organic growth of $32.3 million which is attributable to growth in our renter’s insurance product and Connected Risk Solutions, in addition to the Partnership Contribution of $23.3 million.
Policies in force for the MSI Partnership grew by 168,015, or 32%, to 692,385 at December 31, 2021 from 524,370 at December 31, 2020.
Commissions and fees for our MainStreet Operating Group increased $4.0 million for the year ended December 31, 2021 as compared to the same period of 2020. The MainStreet Operating Group had organic growth in base commissions and fees of $4.9 million, which was offset in part by a decrease in organic contingent revenue of $1.0 million resulting from higher loss ratios due to challenges in the Florida insurance marketplace.
Commissions and fees for our Medicare Operating Group increased $8.1 million for the year ended December 31, 2021 as compared to the same period of 2020 as a result of the Partnership Contribution of $6.4 million and organic growth of $1.6 million. Continued COVID-19 protocols, including social distancing, reduced our Medicare agents' ability to meet person-to-person in our normal venues, which impacted our ability to sell new business during the 2021 Annual Enrollment Period.
Revenue reported for Corporate and Other relates to the elimination of intercompany revenue. During the year ended December 31, 2021, the Middle Market Operating Group recorded intercompany commissions and fees revenue from activity with the Specialty Operating Group of $1.5 million; the Specialty Operating Group recorded intercompany commissions and fees revenue from activity with itself of $0.2 million; the MainStreet Operating Group recorded intercompany commissions and fees revenue from activity with the Middle Market and Specialty Operating Groups of $0.5 million; and the Medicare Operating Group recorded intercompany commissions and fees revenue from activity with itself of $0.6 million. These amounts were eliminated through Corporate and Other.

Commissions, Employee Compensation and Benefits
The following table sets forth our commissions, employee compensation and benefits by Operating Group by amount and as a percentage of our commissions, employee compensation and benefits:

Commissions, Employee Compensation and Benefits by Operating Group (in thousands, except percentages)
	For the Years Ended December 31,
	2021		2020
		Percent of Business		Percent of Business	Variance
Operating Group	Amount		Amount		Amount	%
Middle Market	$234,652	59%	$66,303	38%	$168,349	254%
Specialty	102,824	26%	67,189	39%	35,635	53%
MainStreet	22,884	6%	17,852	10%	5,032	28%
Medicare	16,309	4%	10,889	6%	5,420	50%
Corporate and Other	23,381	6%	11,881	7%	11,500	97%
	$400,050		$174,114		$225,936
Commissions, employee compensation and benefits expenses increased across all Operating Groups for the year ended December 31, 2021 as compared to the same period of 2020. The Partnership Contribution accounted for $147.5 million, $8.8 million, and $3.4 million of the increase to commissions, employee compensation and benefits expenses in the Middle Market, Specialty and Medicare Operating Groups, respectively. Commissions, employee compensation and benefits expenses also increased across all Operating Groups as a result of continued investments in Growth Services to support our growth, which costs are primarily allocated among the Operating Groups, and continued investment in sales and service talent.
Commissions, employee compensation and benefits expenses for Corporate and Other increased as a result of increased headcount to support our growth and additional share-based compensation expense.
Other Operating Expenses
The following table sets forth our other operating expenses by Operating Group by amount and as a percentage of our operating expenses:

Other Operating Expenses by Operating Group (in thousands, except percentages)
	For the Years Ended December 31,
	2021		2020
		Percent of Business		Percent of Business	Variance
Operating Group	Amount		Amount		Amount	%
Middle Market	$50,037	49%	$16,319	34%	$33,718	207%
Specialty	13,716	13%	5,746	12%	7,970	139%
MainStreet	4,970	5%	4,440	9%	530	12%
Medicare	5,289	5%	3,504	7%	1,785	51%
Corporate and Other	28,150	28%	18,051	38%	10,099	56%
	$102,162		$48,060		$54,102
Other operating expenses for our Middle Market Operating Group increased $33.7 million for the year ended December 31, 2021 as compared to the same period of 2020 driven by higher costs for rent expense of $8.5 million, travel and entertainment of $3.9 million, software and internet of $3.6 million, dues and subscriptions of $3.0 million, professional fees of $2.4 million and consulting of $1.8 million and colleague education and welfare of $1.7 million. Other operating expenses for our Specialty Operating Group increased $8.0 million for the year ended December 31, 2021 as compared to the same period of 2020 driven by higher costs for professional fees of $2.3 million, dues and subscriptions of $1.2 million, consulting fees of $0.8 million, rent expense of $0.6 million, bank charges of $0.5 million and advertising and marketing of $0.4 million. Other operating expenses for our Medicare Operating Group increased $1.8 million for the year ended December 31, 2021 as compared to the same period of 2020 driven by higher costs for advertising and marketing of $0.6 million, rent expense of $0.4 million and dues and subscriptions of $0.1 million. The increases in our operating costs are related to our growth, both organically and through Partnerships, during 2021.

Other operating expenses in Corporate and Other increased $10.1 million for the year ended December 31, 2021 as compared to the same period of 2020 due to higher costs for dues and subscriptions of $2.1 million, consulting fees of $1.1 million, rent expense of $1.0 million, travel and entertainment of $0.9 million and licenses and taxes of $0.9 million.
Amortization Expense
The following table sets forth our amortization by Operating Group by amount and as a percentage of our amortization:

Amortization Expense by Operating Group (in thousands, except percentages)
	For the Years Ended December 31,
	2021		2020
		Percent of Business		Percent of Business	Variance
Operating Group	Amount		Amount		Amount	%
Middle Market	$34,056	70%	$7,037	37%	$27,019	384%
Specialty	11,326	23%	9,131	48%	2,195	24%
MainStreet	1,617	3%	1,730	9%	(113)	(7)%
Medicare	1,716	4%	1,132	6%	584	52%
Corporate and Other	5	—%	8	—%	(3)	(38)%
	$48,720		$19,038		$29,682

Amortization expense increased across our Middle Market, Specialty and Medicare Operating Groups for the year ended December 31, 2021 as compared to the same period of 2020 driven by amortization related to Partners acquired over the past twelve months. Amortization for the MainStreet Operating Group was relatively flat.
Change in Fair Value of Contingent Consideration
The following table sets forth our change in fair value of contingent consideration by Operating Group by amount and as a percentage of our change in fair value of contingent consideration:

Change in Fair Value of Contingent Consideration by Operating Group (in thousands, except percentages)
	For the Years Ended December 31,
	2021		2020
		Percent of Business		Percent of Business	Variance
Operating Group	Amount		Amount		Amount	%
Middle Market	$32,735	72%	$143	1%	$32,592	n/m
Specialty	11,881	26%	16,707	81%	(4,826)	(29)%
MainStreet	926	2%	3,187	16%	(2,261)	(71)%
Medicare	(346)	(1)%	479	2%	(825)	(172)%
	$45,196		$20,516		$24,680
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

As of December 31, 2021, our cash and cash equivalents were $138.3 million. We believe that our cash and cash equivalents, cash flow from operations and available borrowings under the JPM Credit Agreement will be sufficient to fund our working capital and meet our commitments for the foreseeable future. However, we expect that we will require additional funding to continue to execute on our Partnership strategy. Such funding could include the incurrence of additional debt and the issuance of equity. Additional funds may not be available on a timely basis, on favorable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term Partnership strategy. If we are not able to raise funds when needed, on favorable terms or in sufficient amount, we could be forced to delay or reduce the number of Partnerships that we complete.
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
On June 2, 2021, we entered into Amendment No. 2 to the JPM Credit Agreement to provide for a new senior secured first lien term loan facility in an aggregate principal amount of $500.0 million maturing in 2027 (the “New Term Loan B”), a portion of the proceeds from which were used to repay in full the obligations under the Existing Term Loan B. On August 6, 2021, we entered into Amendment No. 3 to the JPM Credit Agreement providing for an increase in the aggregate principal amount of the Revolving Facility from $400.0 million to $475.0 million.
On December 16, 2021, we entered into Amendment No. 4 to the JPM Credit Agreement to provide for a new senior secured first lien incremental term loan facility in an aggregate principal amount of $350.0 million (the “New Term Loans”), which represents an increase in the aggregate principal amount of its existing New Term Loan B from $500.0 million to $850.0 million. A portion of the proceeds of the New Term Loans were used to repay outstanding amounts under the Revolving Facility as of the closing date.
The New Term Loans bear interest at LIBOR plus 350 bps with a LIBOR floor of 50 bps. The applicable interest rate on the New Term Loans at December 31, 2021 was 4.00%. Borrowings under the Revolving Facility accrue interest at LIBOR plus 200 bps to LIBOR plus 300 bps based on total net leverage ratio. BRP will pay a letter of credit fee equal to the margin then in effect with respect to LIBOR loans under the Revolving Facility multiplied by the daily amount available to be drawn under any letter of credit, a fronting fee and any customary documentary and processing charges for any letter of credit issued under the JPM Credit Agreement. The outstanding borrowings on the Revolving Facility had an applicable interest rate of 2.10% at December 31, 2021.
The outstanding principal balance of the New Term Loans was $846.6 million at December 31, 2021 and is required to be repaid in equal quarterly installments equal to approximately 0.2506% of the original principal amount of the New Term Loans beginning with the fiscal quarter ending December 31, 2021, the balance of which is due at maturity. Outstanding borrowings under the Revolving Facility of $35.0 million at December 31, 2021 are not subject to amortization.
The Revolving Facility and the New Term Loans are collateralized by a first priority lien on substantially all the assets of BRP, including a pledge of all equity securities of certain of its subsidiaries. The JPM Credit Agreement contains covenants that, among other things, restrict our ability to make certain restricted payments, incur additional debt, engage in certain asset sales, mergers, acquisitions or similar transactions, create liens on assets, engage in certain transactions with affiliates, change our business, make certain investments or restrict BRP’s ability to make dividends or other distributions to BRP Group. In addition, the JPM Credit Agreement contains financial covenants requiring us to maintain our Total First Lien Net Leverage Ratio (as defined in the JPM Credit Agreement) at or below 6.00 to 1.00.

Source and Uses of Cash
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated:

	For the Years Ended December 31,		Variance
(in thousands)	2021	2020
Net cash provided by operating activities	$40,129	$36,817	$3,312
Net cash used in investing activities	(678,473)	(677,809)	(664)
Net cash provided by financing activities	724,059	711,943	12,116
Net increase in cash and cash equivalents and restricted cash	85,715	70,951	14,764
Cash and cash equivalents and restricted cash at beginning of year	142,022	71,071	70,951
Cash and cash equivalents and restricted cash at end of year	$227,737	$142,022	$85,715
Operating Activities
The primary sources and uses of cash for operating activities are net income adjusted for non-cash items and changes in assets and liabilities, or operating working capital. Net cash provided by operating activities increased $3.3 million for the year ended December 31, 2021 as compared to the same period of 2020 driven by an increase in net income adjusted for noncash items and an increase in accounts payable, accrued expenses and other current liabilities. This increase in cash was partially offset by a decrease in cash relating to a higher balance in premiums, commissions and fees receivable driven by revenue growth and the changes in revenue seasonality of our business given the underlying revenue streams of Partnerships.
Investing Activities
The primary sources and uses of cash for investing activities relate to cash consideration paid for business combinations and asset acquisitions, as well as capital expenditures. Net cash used in investing activities increased $0.7 million for the year ended December 31, 2021 as compared to the same period of 2020 driven by an increase in cash consideration paid to fund investments in joint ventures of $0.7 million.
Financing Activities
The primary sources and uses of cash for financing activities relate to the issuance of our Class A common stock, borrowings from and repayment to our credit agreements, payment of debt issuance costs, payment of contingent earnout consideration, and other equity transactions. Net cash provided by financing activities increased $12.1 million for the year ended December 31, 2021 as compared to the same period of 2020 primarily as a result of an equity raise that we completed during 2021, which generated $268.3 million in net proceeds, an increase in net borrowings on our credit facilities of $128.2 million, and a decrease in redemptions of LLC Units and Class B common stock resulting in $78.3 million less financing cash outflows, offset partially by equity raises completed during 2020, which generated $449.7 million in net proceeds.
Contractual Obligations
The following table represents our contractual obligations, aggregated by type, at December 31, 2021:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases (1)	$95,519	$15,285	$27,996	$23,573	$28,665
Debt obligations payable (2)	1,075,153	42,951	84,879	117,964	829,359
Maximum future acquisition contingency payments (3)	996,205	77,677	908,528	10,000	—
Total	$2,166,877	$135,913	$1,021,403	$151,537	$858,024
__________
(1)    The Company leases facilities and office equipment under non-cancelable operating leases. Operating lease expense was $13.1 million and $7.6 million for the years ended December 31, 2021 and 2020, respectively.
(2)    Represents scheduled debt obligation and interest payments.
(3)    Includes $258.6 million of current and non-current estimated contingent earnout liabilities at December 31, 2021.

Effects of Inflation
Certain of our lease agreements feature annual rent escalations either fixed or based on a consumer price index or other index, which, historically, have not had a material impact on our results of operations, including our results of operations for the years ended December 31, 2021, 2020 and 2019. Given the recent rise in inflation, we anticipate the inflation rate increase for the upcoming year to be higher than those of past years. Despite this anticipated increase, we do not anticipate the inflation rate increase for 2022 to have a material impact on our results of operations. We have monitored and will continue to monitor the components of cost of revenue and operating expenses for the potential impact of inflation.
Off-Balance Sheet Arrangements
We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any activities that expose us to any liability that is not reflected in our consolidated financial statements except for those described under this Liquidity and Capital Resources section.
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
Tax Receivable Agreement
On October 28, 2019, BRP Group entered into the Tax Receivable Agreement with BRP’s LLC Members that provides for the payment by BRP Group to BRP’s LLC Members of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that BRP Group actually realizes as a result of (i) any increase in tax basis in BRP assets resulting from (a) previous acquisitions by BRP Group of BRP’s LLC Units from BRP’s LLC Members, (b) the acquisition of LLC Units from BRP’s LLC Members using the net proceeds from any future offering, (c) redemptions or exchanges by BRP’s LLC Members of LLC Units and the corresponding number of shares of Class B common stock for shares of Class A common stock or cash or (d) payments under the Tax Receivable Agreement, and (ii) tax benefits related to imputed interest resulting from payments made under the Tax Receivable Agreement.
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
Deferred Tax Assets
To determine the realizability of the Company’s deferred tax assets, the Company analyzed if it was in a cumulative pre-tax income or loss position over a three year period (2019, 2020 and 2021). Based on the analysis, the Company is in a pre-tax book loss position, and therefore has determined that its deferred tax assets are not more likely than not to be realized. As the Company emerges from its cumulative loss position, it will reassess the realizability of its deferred tax assets.
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
Commissions and Fees Recognition
We earn commission revenue by acting as an agent or broker on behalf of our Clients and Insurance Company Partners to provide insurance placement services to Clients. Commission revenue is usually a percentage of the premium paid by Clients and generally depend upon the type of insurance, the particular insurance company and the nature of the services provided. Commission revenue is earned at a point in time upon the effective date of bound insurance coverage, as no performance obligation exists after coverage is bound. The Company makes its best estimate of direct bill commissions at the policy effective date, particularly in employee benefits within the Middle Market Operating Group, which is subject to change based on enrollment and other factors over the policy period. Commissions revenue is recorded net of an allowance for estimated policy cancellations, which is determined based on an evaluation of historical and current cancellation data. Given a hypothetical 1% increase in our policy cancellation rate, our annual allowance for estimated policy cancellations would have increased by $3.7 million for the year ended December 31, 2021.
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
Costs to obtain contracts includes compensation in the form of producer commissions paid on new business. These incremental costs are capitalized as deferred commission expense and amortized over five years, which represents management’s estimate of the average period over which a Client maintains its initial coverage relationship with the original Insurance Company Partner. Given a hypothetical one-year increase in the amortization period for deferred commission expense, our annual expense related to deferred commissions would have decreased by $0.4 million for the year ended December 31, 2021.
Business Combination, Purchase Price Allocation and Valuation of Intangible Assets and Contingent Consideration
We continue to acquire significant intangible assets through multiple business combinations. The determination of estimated useful lives of intangible assets, the allocation of purchase price to intangible assets and the determination of the fair value of contingent earnout liabilities require significant judgment and affects the amount of future amortization, potential impairment charges and net fair value gain or loss.
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
Intangible assets generally consist of purchased customer accounts, distributor relationships, carrier relationships, software and trade names. Purchased customer accounts include the records and files obtained from acquired businesses that contain information about insurance policies and the related insured parties that are essential to policy renewals. Distributor relationships consist of relationships with distributors that were not previously established. Carrier relationships consist of relationships with Insurance Company Partners that were not previously established. Trade names consist of acquired business names with potential customer base recognition. The Company assesses the fair value of purchased customer accounts, distributor relationships, carrier relationships and trade names by comparison of a reasonable multiple applied to either the corresponding commissions and fees or EBITDA in addition to considering the estimated future cash flows expected to be received over the estimated future renewal periods of the insurance policies comprising the intangible assets through the use of recognized income approach valuation methods. The valuation of these intangible assets involves significant assumptions concerning matters such as revenue and expense growth rates, customer attrition rates and discount rates. Any changes in these assumptions could affect the carrying value of the intangible assets. Purchased customer accounts, distributor relationships, carrier relationships and trade names are amortized on a basis consistent with the underlying cash flows over the related estimated lives of between one and twenty years. Software is recorded based on the estimated fair value of the acquired technology and is amortized on the straight-line basis over an estimated useful life of two to five years.

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
The fair value of contingent earnout liabilities is based on the present value of the expected future payments to be made to Partners in accordance with the provisions outlined in the respective purchase agreements. In determining fair value, we estimate the Partner’s future performance using financial projections developed by management for the Partner and market participant assumptions that were derived for revenue growth, profitability based on earnings before income taxes, depreciation and amortization (“EBITDA”) or the number of rental units tracked. Revenue and EBITDA growth rates generally ranged from 5% to 22% at December 31, 2021. We estimate future payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. These payments are discounted to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of the Partner to achieve the targets. These discount rates generally ranged from 5.00% to 15.50% at December 31, 2021. Changes in financial projections, market participant assumptions for revenue growth and profitability, or the risk-adjusted discount rate, would result in a change in the fair value of contingent consideration.
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
During 2021, we performed an impairment evaluation for each of our reporting units beginning with a qualitative assessment. The qualitative factors we considered included general economic conditions, limitations on accessing capital, industry and market considerations, cost factors such as commissions expense that could have a negative effect on future cash flows, overall financial performance including declining cash flows and a decline in actual or anticipated commissions and fees, earnings or key statistics, and other entity-specific events such as changes in management and loss of key personnel or customers. We determined that based on the overall results and outlook of our reporting units, company and industry, including consideration of the effect of our new Partnerships, there was no indication of goodwill impairment at December 31, 2021. As such, no further testing was required.
We review our definite-lived intangible assets and other long-lived assets for impairment whenever an event occurs that indicates the carrying amount of an asset may not be recoverable. There were no indications that the carrying values of our definite-lived intangible assets or other long-lived assets were impaired at December 31, 2021. Any impairment charges that we may record in the future could materially impact our results of operations.

Tax Receivable Agreement Liability
On October 28, 2019, BRP Group entered into the Tax Receivable Agreement with BRP’s LLC Members that provides for the payment by BRP Group to BRP’s LLC Members of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that BRP Group actually realizes as a result of (i) any increase in tax basis in BRP assets resulting from (a) previous acquisitions by BRP Group of BRP’s LLC Units from BRP’s LLC Members, (b) the acquisition of LLC Units from BRP’s LLC Members using the net proceeds from any future offering, (c) redemptions or exchanges by BRP’s LLC Members of LLC Units and the corresponding number of shares of Class B common stock for shares of Class A common stock or cash or (d) payments under the Tax Receivable Agreement, and (ii) tax benefits related to imputed interest resulting from payments made under the Tax Receivable Agreement.
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
Share-Based Compensation
Share-based compensation includes expense recognized for management incentive units, advisor incentives, restricted stock awards to Colleagues, Class A common stock awards to our board of directors and performance-based restricted stock units awards to executives. We measure share-based compensation expense at the grant date based on the fair value of the award and recognize compensation expense over the requisite service period, which is generally the vesting period. We use the ratable method to recognize compensation expense for equity awards with service conditions and performance conditions.
The grant-date fair value of unrestricted and restricted stock awards is equal to the market value of our Class A common stock on the date of grant. The fair value of the PSUs was estimated on the grant date using a Monte Carlo analysis to model the value of the PSUs using the following assumptions. Expected volatility between 18% and 172% is based on the 1-year historical volatility of a peer group and other companies that are publicly traded within the Russell 3000 Index. The risk-free interest rate of 0.27% is based on the U.S. Treasury rate in effect at the time of the grant. Expected term of 2.7 years is based on the actual term of the awards.
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
We are required to establish a valuation allowance for deferred tax assets and record a charge to income if it is determined, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred taxes in 2021 have been reduced by a full valuation allowance due to a determination that it is more likely than not that all of the deferred tax assets will not be realized based on the weight of all available evidence.
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

Our invested assets are held primarily as cash and cash equivalents, restricted cash, certificates of deposit, U.S. treasury securities and professionally managed short duration fixed income funds. These investments are subject to interest rate risk. The fair values of our invested assets at December 31, 2021 and 2020 approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.
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
At December 31, 2021, we had $846.6 million of borrowings outstanding under the JPM Credit Agreement New Term Loans. These borrowings bear interest on a floating basis tied to either the prime rate or one of various other variable rates as defined in the JPM Credit Agreement. The variable rate currently in effect for the New Term Loans is LIBOR.
During 2021, we entered into interest rate cap agreements to limit the potential impact of interest rate changes on cash flows. In March 2021, we executed three interest rate cap agreements, each with a notional amount of $300.0 million, which limit our interest rates by 0.75%, 1.50%, and 2.50%, expiring on March 10, 2022, March 10, 2024 and March 8, 2026, respectively. In August 2021, we executed two additional interest rate cap agreements, each with a notional amount of $100.0 million and interest rate cap of 3.00% expiring on August 13, 2028. The interest rate cap agreements mitigate the interest rate volatility on $300.0 million of debt to a maximum of 4.75% and $100.0 million of debt to a maximum of 6.00%. Taking the interest rate cap agreements into consideration, an increase of 100 basis points in LIBOR at December 31, 2021 would have increased our annual interest expense for the JPM Credit Agreement by $6.2 million. However, the interest rate on the New Term Loans is subject to a LIBOR floor of 50 bps so the interest rate applicable to the New Term Loans will only change if LIBOR fluctuates in excess of 50 bps per annum.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of BRP Group, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of BRP Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of comprehensive loss, of stockholders’ / members’ equity (deficit) and mezzanine equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date related to (i) a lack of a sufficient number of personnel with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately; (ii) insufficient policies and procedures to achieve complete and accurate financial accounting, reporting and disclosures; and (iii) failure to design and maintain controls over the operating effectiveness of information technology (“IT”) general controls.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2021 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2021.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded 16 companies from its assessment of internal control over financial reporting as of December 31, 2021 because they were acquired by the Company in purchase business combinations during 2021. We have also excluded these 16 companies from our audit of internal control over financial reporting. These companies, each of which is wholly-owned, comprised, in the aggregate, total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting of approximately 7% and 11% of consolidated total assets and consolidated total revenues, respectively, as of and for the year ended December 31, 2021.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of the Acquired Purchased Customer Accounts and Distributor Relationships Intangible Assets
As described in Note 4 to the consolidated financial statements, the Company acquired intangible assets relating to purchased customer accounts and distributor relationships with a total fair value of $350.3 million and $68.2 million, respectively, during the year ended December 31, 2021. Management assesses the fair value of purchased customer accounts and distributor relationships by comparison of a reasonable multiple applied to either the corresponding commissions and fees or earnings before income taxes, depreciation and amortization (“EBITDA”) in addition to considering the estimated future cash flows expected to be received over the estimated future renewal periods of the insurance policies comprising the intangible assets through the use of recognized income approach valuation methods. The valuation of these intangible assets involves significant assumptions concerning matters such as revenue and expense growth rates, customer attrition rates and discount rates.
The principal considerations for our determination that performing procedures relating to the valuation of the acquired purchased customer accounts and distributor relationships intangible assets is a critical matter are (i) the significant judgment by management in determining the fair value of the acquired purchased customer accounts and distributor relationships intangible assets, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related revenue growth rates and customer attrition rates and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s valuation of the acquired purchased customer accounts and distributor relationships intangible assets, including the development of the significant assumptions related to revenue growth rates and customer attrition rates. These procedures also included, among others (i) reading the purchase agreements, (ii) testing the consideration transferred, and (iii) testing management’s process for estimating the fair value of the acquired purchased customer accounts and distributor relationships intangible assets. Testing management’s process included evaluating the appropriateness of the valuation methods, testing the completeness and accuracy of data provided by management, and evaluating the reasonableness of the significant assumptions related to revenue growth rates and customer attrition rates. Evaluating the significant assumptions related to revenue growth rates and customer attrition rates involved considering the historical performance of the acquired businesses, the historical performance of the Company, as well as industry and economic performance and forecasts. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the Company’s valuation methods.
Valuation of Contingent Earnout Liabilities
As described in Note 20 to the consolidated financial statements, the Company’s contingent earnout liabilities balance was $258.6 million as of December 31, 2021. The fair value of the contingent earnout liabilities is based on the present value of the expected future payments to be made to acquired companies or producers (“Partners”) in accordance with the provisions outlined in the respective purchase agreements. In determining the fair value, management estimates the Partner’s future performance using financial projections developed for the Partner and market participant assumptions that were derived for revenue growth, or profitability based on EBITDA. Management estimates future payments using the earnout formula and performance targets specified in each purchase agreement and the financial projections. These payments are discounted to present value using a risk-adjusted rate.
The principal considerations for our determination that performing procedures relating to the valuation of contingent earnout liabilities is a critical matter are (i) the significant judgment by management in determining the fair value of the contingent earnout liabilities, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumption related to revenue growth and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s valuation of the contingent earnout liabilities, including the development of the significant assumption related to revenue growth. These procedures also included, among others (i) reading the purchase agreements and terms related to the contingent earnout and (ii) testing management’s process for estimating the fair value of the contingent earnout liabilities. Testing management’s process included evaluating the appropriateness of the valuation method, testing the completeness and accuracy of data provided by management, and evaluating the reasonableness of the significant assumption related to revenue growth. Evaluating the significant assumption related revenue growth involved considering the historical performance of the Partners, historical performance of the Company, as well as industry and economic performance and forecasts. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the Company’s valuation method.

/s/ PricewaterhouseCoopers LLP
Tampa, Florida
March 1, 2022
We have served as the Company’s auditor since 2019.

BRP GROUP, INC.
Consolidated Balance Sheets

	December 31,
(in thousands, except share and per share data)	2021	2020
Assets
Current assets:
Cash and cash equivalents	$138,292	$108,462
Restricted cash	89,445	33,560
Premiums, commissions and fees receivable, net	340,837	155,501
Prepaid expenses and other current assets	8,151	4,447
Due from related parties	1,668	19
Total current assets	578,393	301,989
Property and equipment, net	17,474	11,019
Right-of-use assets	81,646	—
Other assets	25,586	11,084
Intangible assets, net	944,467	554,320
Goodwill	1,228,741	651,502
Total assets	$2,876,307	$1,529,914
Liabilities, Mezzanine Equity and Stockholders’ Equity
Current liabilities:
Premiums payable to insurance companies	$310,045	$135,576
Producer commissions payable	41,833	24,260
Accrued expenses and other current liabilities	92,223	51,490
Related party notes payable	61,500	—
Current portion of contingent earnout liabilities	35,088	6,094
Total current liabilities	540,689	217,420
Revolving line of credit	35,000	—
Long-term debt, less current portion	814,614	381,382
Contingent earnout liabilities, less current portion	223,501	158,725
Operating lease liabilities, less current portion	71,357	—
Other liabilities	3,590	2,419
Total liabilities	1,688,751	759,946
Commitments and contingencies (Note 21)
Mezzanine equity:
Redeemable noncontrolling interest	269	98
Stockholders’ equity:
Class A common stock, par value $0.01 per share, 300,000,000 shares authorized; 58,602,859 and 44,953,166 shares issued and outstanding at December 31, 2021 and 2020, respectively	586	450
Class B common stock, par value $0.0001 per share, 100,000,000 shares authorized; 56,338,051 and 49,828,383 shares issued and outstanding at December 31, 2021 and 2020, respectively	6	5
Additional paid-in capital	663,002	392,139
Accumulated deficit	(54,992)	(24,346)
Stockholder notes receivable	(219)	(465)
Total stockholders’ equity attributable to BRP Group, Inc.	608,383	367,783
Noncontrolling interest	578,904	402,087
Total stockholders’ equity	1,187,287	769,870
Total liabilities, mezzanine equity and stockholders’ equity	$2,876,307	$1,529,914
See accompanying Notes to Consolidated Financial Statements. 74

BRP GROUP, INC.
Consolidated Balance Sheets (Continued)
The following table presents the assets and liabilities of the Company’s consolidated variable interest entities, which are included on the consolidated balance sheets above. The assets in the table below include those assets that can only be used to settle obligations of the consolidated variable interest entities.

	December 31,
(in thousands)	2021	2020
Assets of Consolidated Variable Interest Entities That Can Only be Used to Settle the Obligations of Consolidated Variable Interest Entities:
Cash and cash equivalents	$303	$143
Premiums, commissions and fees receivable, net	272	130
Total current assets	575	273
Property and equipment, net	15	21
Other assets	5	5
Total assets	$595	$299
Liabilities of Consolidated Variable Interest Entities for Which Creditors Do Not Have Recourse to the Company:
Premiums payable to insurance companies	$—	$5
Producer commissions payable	41	17
Accrued expenses and other current liabilities	4	10
Total liabilities	$45	$32

See accompanying Notes to Consolidated Financial Statements. 75

BRP GROUP, INC.
Consolidated Statements of Comprehensive Loss

	For the Years Ended December 31,
(in thousands, except share and per share data)	2021	2020	2019
Revenues:
Commissions and fees	$567,290	$240,919	$137,841

Operating expenses:
Commissions, employee compensation and benefits	400,050	174,114	96,955
Other operating expenses	102,162	48,060	24,576
Amortization expense	48,720	19,038	10,007
Change in fair value of contingent consideration	45,196	20,516	10,829
Depreciation expense	2,788	1,129	542
Total operating expenses	598,916	262,857	142,909

Operating loss	(31,626)	(21,938)	(5,068)

Other income (expense):
Interest expense, net	(26,899)	(7,857)	(10,640)
Loss on extinguishment of debt	—	—	(6,732)
Other income (expense), net	424	(95)	3
Total other expense	(26,475)	(7,952)	(17,369)

Loss before income taxes	(58,101)	(29,890)	(22,437)
Income tax expense (benefit)	19	(5)	17
Net loss	(58,120)	(29,885)	(22,454)
Less: net loss attributable to noncontrolling interests	(27,474)	(14,189)	(13,804)
Net loss attributable to BRP Group, Inc.	$(30,646)	$(15,696)	$(8,650)

Comprehensive loss	$(58,120)	$(29,885)	$(22,454)
Comprehensive loss attributable to noncontrolling interests	(27,474)	(14,189)	(13,804)
Comprehensive loss attributable to BRP Group, Inc.	(30,646)	(15,696)	(8,650)

Basic and diluted net loss per share	$(0.64)	$(0.58)	$(0.48)
Basic and diluted weighted-average shares of Class A common stock outstanding	47,587,866	27,175,705	17,916,735

See accompanying Notes to Consolidated Financial Statements. 76

BRP GROUP, INC.
Consolidated Statements of Stockholders’ / Members’ Equity (Deficit) and Mezzanine Equity

	Stockholders’/Members’ Equity (Deficit)										Mezzanine Equity
	Class A Common Stock		Class B Common Stock
(in thousands, except share data)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumu-lated Deficit	Members’ Deficit	Stockholder/Member Notes Receivable	Non-controlling Interest	Total	Redeemable Noncontrolling Interest	Redeemable Members’ Capital
Balance at December 31, 2018	—	$—	—	$—	$—	$—	$(63,606)	$(90)	$937	$(62,759)	$46,208	$39,354
Activity prior to the Initial Public Offering
Net income	—	—	—	—	—	—	602	—	126	728	4,119	699
Contributions	—	—	—	—	—	—	—	—	—	—	35	—
Contributions through issuance of Member note receivable	—	—	—	—	—	—	—	(310)	47	(263)	263	—
Repayment of Member note receivable	—	—	—	—	—	—	—	160	—	160	—	—
Issuance and vesting of Management Incentive Units to Members	—	—	—	—	—	—	1,334	—	—	1,334	—	—
Issuance of Voting Common Units to redeemable common equity holder	—	—	—	—	—	—	—	—	—	—	—	5,509
Issuance of Non-Voting Common Units to Members and noncontrolling interest holders	—	—	—	—	—	—	612	—	386	998	—	—
Repurchase of Voting Common Units from Members	—	—	—	—	—	—	—	—	—	—	—	(11,177)
Repurchase redemption value adjustments	—	—	—	—	—	—	—	—	—	—	—	(1,323)
Noncontrolling interest issued in business combinations and asset acquisitions	—	—	—	—	—	—	—	—	1,000	1,000	37,637	—
Change in the redemption value of redeemable interests	—	—	—	—	—	—	(143,413)	—	—	(143,413)	52,209	91,204
Distributions	—	—	—	—	—	—	(3,122)	—	(94)	(3,216)	(6,182)	(1,151)
Effect of the Initial Public Offering and Reorganization Transactions
Issuance of Class A common stock in Offering, net of underwriting discounts and offering costs	18,859,300	189	—	—	209,847	—	—	—	—	210,036	—	—
Effect of Reorganization Transactions	227,050	2	43,188,235	4	(127,624)	—	207,593	(452)	180,315	259,838	(134,261)	(123,115)
Activity subsequent to the Initial Public Offering
Net loss	—	—	—	—	—	(8,650)	—	—	(19,340)	(27,990)	(10)	—
Contributions	—	—	—	—	—	—	—	—	—	—	5	—
Share-based compensation	276,634	3	69,503	—	202	—	—	—	589	794	—	—
Repayment of stockholder notes receivable	—	—	—	—	—	—	—	4	—	4	—	—
Balance at December 31, 2019	19,362,984	$194	43,257,738	$4	$82,425	$(8,650)	$—	$(688)	$163,966	$237,251	$23	$—

See accompanying Notes to Consolidated Financial Statements. 77

BRP GROUP, INC.
Consolidated Statements of Stockholders’ / Members’ Equity (Deficit) and Mezzanine Equity (Continued)

	Stockholders' Equity									Mezzanine Equity
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholder Notes Receivable	Non- controlling Interest	Total	Redeemable Non- controlling Interest
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2019	19,362,984	$194	43,257,738	$4	$82,425	$(8,650)	$(688)	$163,966	$237,251	$23
Net income (loss)	—	—	—	—	—	(15,696)	—	(14,245)	(29,941)	56
Issuances of Class A common stock, net of underwriting discounts and offering costs and redemption of Class B common stock for Class A common stock	23,287,500	233	(4,091,667)	—	197,357	—	—	175,134	372,724	—
Equity issued in business combinations	1,415,837	14	11,004,696	1	107,867	—	—	78,238	186,120	—
Share-based compensation	633,246	7	—	—	3,852	—	—	925	4,784	—
Redemptions and repurchases of common stock	253,599	2	(342,384)	—	638	—	—	(1,931)	(1,291)	—
Repayment of stockholder notes receivable	—	—	—	—	—	—	223	—	223	—
Contributions	—	—	—	—	—	—	—	—	—	19
Balance at December 31, 2020	44,953,166	450	49,828,383	5	392,139	(24,346)	(465)	402,087	769,870	98
Net income (loss)	—	—	—	—	—	(30,646)	—	(27,645)	(58,291)	171
Issuances of Class A common stock, net of underwriting discounts and offering costs and redemption of Class B common stock for Class A common stock	9,200,000	92	—	—	159,101	—	—	109,128	268,321	—
Equity issued in business combinations	1,053,190	10	7,441,139	1	91,678	—	—	102,918	194,607	—
Share-based compensation	2,465,032	25	—	—	16,621	—	—	960	17,606	—
Redemption of Class B common stock	931,471	9	(931,471)	—	8,535	—	—	(8,544)	—	—
Tax distributions to BRP LLC members	—	—	—	—	(5,072)	—	—	—	(5,072)	—
Repayment of stockholder notes receivable	—	—	—	—	—	—	246	—	246	—
Balance at December 31, 2021	58,602,859	$586	56,338,051	$6	$663,002	$(54,992)	$(219)	$578,904	$1,187,287	$269

See accompanying Notes to Consolidated Financial Statements. 78

BRP GROUP, INC.
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(in thousands)	2021	2020	2019
Cash flows from operating activities:
Net loss	$(58,120)	$(29,885)	$(22,454)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	51,508	20,167	10,549
Change in fair value of contingent consideration	45,196	20,516	10,829
Share-based compensation expense	19,193	7,744	3,227
Amortization of deferred financing costs	3,506	1,002	1,312
Payment of contingent earnout consideration in excess of purchase price accrual	(4,825)	(1,727)	(8)
Other fair value adjustments	311	67	—
Change in fair value of interest rate caps	123	—	—
Loss on extinguishment of debt	—	—	6,732
Issuance of management incentive units	—	—	1,334
Participation unit compensation	—	—	50
Changes in operating assets and liabilities, net of effect of acquisitions:
Premiums, commissions and fees receivable, net	(64,501)	(6,828)	(6,000)
Prepaid expenses and other assets	(8,032)	(1,611)	(2,631)
Due to/from related parties	(1,649)	24	74
Right-of-use assets	(81,646)	—	—
Accounts payable, accrued expenses and other current liabilities	55,188	27,348	9,000
Operating lease liabilities	83,877	—	—
Net cash provided by operating activities	40,129	36,817	12,014
Cash flows from investing activities:
Cash consideration paid for business combinations, net of cash received	(668,033)	(669,236)	(98,423)
Capital expenditures	(5,321)	(5,469)	(1,718)
Investment in business venture	(1,907)	(1,250)	(200)
Cash consideration paid for asset acquisitions, net of cash received	(3,212)	(1,854)	(679)
Net cash used in investing activities	(678,473)	(677,809)	(101,020)
Cash flows from financing activities:
Proceeds from issuance of Class A common stock, net of underwriting discounts	269,375	451,574	246,208
Purchase of LLC Units from shareholders	—	(78,274)	(31,332)
Payment of offering costs	(1,054)	(1,868)	(4,840)
Payment of contingent and guaranteed earnout consideration	(7,723)	(1,192)	(980)
Proceeds from revolving line of credit	420,210	385,637	69,592
Repayments of revolving line of credit	(385,210)	(325,000)	(66,200)
Proceeds from long-term debt	441,430	286,331	—
Repayments of long-term debt	(5,630)	(1,000)	(204)
Payments of debt issuance and debt extinguishment costs	(1,124)	(4,507)	(481)
Proceeds received from repayment of stockholder/member notes receivable	246	223	164
Purchase of interest rate caps	(6,461)	—	—
Proceeds from related party debt	—	—	49,845
Repayments of related party debt	—	—	(88,425)
Payments for repurchase of common units	—	—	(12,500)
Distributions	—	—	(10,549)
Other financing activity	—	19	1,784
Net cash provided by financing activities	724,059	711,943	152,082
Net increase in cash and cash equivalents and restricted cash	85,715	70,951	63,076
Cash and cash equivalents and restricted cash at beginning of year	142,022	71,071	7,995
Cash and cash equivalents and restricted cash at end of year	$227,737	$142,022	$71,071

See accompanying Notes to Consolidated Financial Statements. 79

BRP GROUP, INC.
Consolidated Statements of Cash Flows (Continued)
	For the Years Ended December 31,
(in thousands)	2021	2020	2019
Supplemental schedule of cash flow information:
Cash paid during the year for interest	$22,110	$5,958	$9,487
Disclosure of non-cash investing and financing activities:
Equity interest issued in business combinations and asset acquisitions	$194,607	$186,116	$38,637
Contingent earnout liabilities assumed in business combinations and asset acquisitions	127,420	98,523	29,117
Right-of-use assets obtained in exchange for operating lease liabilities	86,524	—	—
Conversion of contingent earnout liability to related party notes payable	61,500	—	—
Noncash debt issuance costs incurred	11,557	12,554	2,809
Right-of-use assets increased through lease modifications and reassessments	6,131	—	—
Noncash tax distributions payable	5,072	—	—
Principal and interest on revolving line of credit paid through funding of long-term debt	—	101,115	—
Capital expenditures incurred but not yet paid	350	301	—
Change in the redemption value of redeemable interests	—	—	143,413
Capitalization of issuance to redeemable common member	—	—	5,509
Exchange of advisor incentive plan liability to equity	—	—	2,153
Transfer of long-term debt to revolving line of credit	—	—	1,820
Contingently returnable consideration recorded in business combinations	—	—	321
Exchange of participation unit ownership plan liability to equity	—	—	311

See accompanying Notes to Consolidated Financial Statements. 80

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
BRP Group is a diversified insurance agency and services organization that markets and sells insurance products and services to its customers throughout the U.S., although a significant portion of the Company’s business is concentrated in the Southeastern U.S., with several other regional concentrations. BRP Group and its subsidiaries operate through four reportable segments (“Operating Groups”), including Middle Market, Specialty, MainStreet, and Medicare, which are discussed in more detail in Note 22.
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
On June 29, 2020, the Company completed a public offering of 13,225,000 shares of its Class A common stock, including 1,725,000 shares sold pursuant to the underwriters’ over-allotment option. The shares were sold at an offering price of $13.25 per share for net proceeds of $166.5 million after deducting underwriting discounts and commissions of $7.9 million and offering expenses of $0.8 million.
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
As the sole manager of BRP, BRP Group operates and controls all the business and affairs of BRP, and has the sole voting interest in, and controls the management of, BRP. Accordingly, BRP Group began consolidating BRP in its consolidated financial statements as of the closing date of the Initial Public Offering, resulting in a noncontrolling interest related to the membership interests of BRP (the "LLC Units") held by BRP’s LLC members in its consolidated financial statements.

BRP and BRP Group have been under the common control of our Chairman, Lowry Baldwin, before and after the Reorganization Transactions. Prior to the Reorganization Transactions, Mr. Baldwin held a controlling interest in Baldwin Investment Group Holdings, LLC (“BIGH”), which was the controlling owner of BRP through its majority ownership of BRP’s common units. In addition, Mr. Baldwin was the sole shareholder of BRP Group. Upon reorganization, BRP Group became the sole managing member of BRP. Holders of the Class B common stock held a majority of the voting power of BRP Group and stockholders of a majority of the Class B common stock, including BIGH, executed a Voting Agreement in which they agreed to vote in the same manner as Mr. Baldwin. As a result, Mr. Baldwin continued to control BRP Group subsequent to the Initial Public Offering and Reorganization Transactions. Accordingly, we accounted for the Reorganization Transactions as a transaction between entities under common control in accordance with Accounting Standards Codification (“ASC”) Topic 805-50, Business Combinations - Related Issues, under which the financial information of BRP Group has been combined with that of BRP as of the earliest period presented.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates underlying the accompanying consolidated financial statements include the application of guidance for revenue recognition, including determination of allowances for estimated policy cancellations; the determination of fair value in relation to business combinations, purchase price allocation and valuation of intangible assets and contingent consideration; impairment of long-lived assets including goodwill; valuation of the Tax Receivable Agreement liability and income taxes; and share-based compensation.
Subsequent Events
The Company evaluated events or transactions that may have occurred after the balance sheet date for potential recognition or disclosure through the date the financial statements were issued. No subsequent events or transactions requiring recognition or disclosure were identified.
Recently Issued Accounting Pronouncements
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

Emerging Growth Company Status
Prior to December 31, 2021, the Company was an emerging growth company under the Jumpstart Our Business Startups (“JOBS”) Act and had elected to delay the adoption of new and revised accounting pronouncements applicable to public companies until such pronouncements were made applicable to private companies. As a result, the Company did not have to comply with the public company's effective dates for Topics 326 and Topic 842 (defined below).
At December 31, 2021, the Company lost its emerging growth company status in conjunction with qualifying as a large accelerated filer. Concurrent with its change in status, the Company adopted all required accounting pronouncements applicable to public companies, including Topic 326 and Topic 842, which were adopted effective January 1, 2021. As a result of the adoption of Topic 842, the Company adjusted its previously reported consolidated financial statements for the quarters ended March 31, 2021, June 30, 2021 and September 30, 2021. The Company was not required to file amendments to previously filed Quarterly Reports on Forms 10-Q; although, 2021 amounts will be restated in its 2022 Quarterly Reports. The effects of the adoption of Topic 842 on the Company's balance sheet at December 31, 2020 and its quarterly operating results for the year ended December 31, 2021 are included below.
Adoption of the Credit Losses Standard Under Topic 326
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments—Credit Losses (“Topic 326”): Measurement of Credit Losses on Financial Statements (“ASU 2016-13”), which amends the guidance for recognizing credit losses on financial instruments measured at amortized cost. ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The FASB has subsequently issued several additional ASUs related to credit losses, which improved upon, provided interpretation of and transition relief for, the guidance issued in ASU 2016-13. This guidance is effective for the Company on December 31, 2021 in conjunction with its loss of emerging growth company status as discussed above. The Company adopted ASU 2016-13 using the modified retrospective approach as of January 1, 2021. The cumulative effect of the adoption was not significant to the Company's consolidated financial statements.
Adoption of the Lease Accounting Standard Under Topic 842
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (“Topic 842”). The guidance in Topic 842, which supersedes the lease recognition requirements in ASC Topic 840, Leases (“Topic 840”), requires an entity to recognize right-of-use (“ROU”) assets and lease liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures.
A lease is an agreement between two or more parties that creates enforceable rights and obligations that conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Topic 842 requires an entity to determine whether a contract is a lease or contains a lease at the inception of the contract, considering all relevant facts and circumstances. There are two main components in determining if a contract is a lease: (i) a right to use an identified asset and (ii) control over the use of the identified asset. A customer does not have the right to use an identified asset if, at inception of the contract, a supplier has the substantive right to substitute the asset throughout the period of use. Control over the use of the identified asset requires a customer to obtain “substantially all the economic benefits” and to have the “ability to direct the use of the asset.”
Topic 842 requires the recognition of lease right-of-use assets and lease liabilities on the balance sheet, which are established at the inception of a lease by computing a net present value of the future lease payments. Right-of-use assets are amortized to operating lease expense over the lease term as calculated by the difference between the straight-line lease expense and the interest calculated on the lease liability. Rent payments are applied against the lease liabilities and the discount related to lease liabilities is accreted to operating lease expense over the lease term.
As discussed above, the Company adopted Topic 842 in connection with the loss of emerging growth company status. Topic 842 was adopted effective January 1, 2021 (the “adoption date”) on a modified retrospective basis, under which it applied the new guidance to leases existing at, or entered into after, the adoption date. Reporting for the comparative prior year periods presented in 2021, including comparative disclosure requirements, continues to be in accordance with the previous lease guidance under Topic 840. Upon adoption of Topic 842, we recorded right-of-use assets of $55.6 million and lease liabilities of $56.4 million and expensed net deferred rent liabilities of $1.7 million related to our operating leases. The effects of applying Topic 842 related to the adjustments to our operating leases are described in Note 13.

The transition guidance associated with Topic 842 also permitted the use of certain practical expedients. First, the Company elected the package of three practical expedients for transition, allowing the carryforward of certain aspects of its historical lease accounting under Topic 840 for leases that commenced before the effective date, including not to reassess (a) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases, and (iii) initial direct costs for any existing leases. Second, the Company elected the optional transition method practical expedient to apply the new guidance at its effective date, without having to adjust the prior two years comparative financial statements. Third, the Company elected the practical expedient to not separate non-lease and lease components and instead account for them as a single lease component for all classes of underlying assets. The Company does not include variable payments that are not based on an index or rate in the single lease component, regardless of whether they are related to the lease or non-lease component. Fourth, the Company made the short term lease exemption accounting policy election to not recognize a lease liability or ROU asset on its balance sheet to leases with an initial term of 12 months or less. Instead, these lease payments are expensed on a straight-line basis over the lease term.
The lease ROU assets and related lease liabilities are classified as either operating or finance. Lease liabilities are measured at the lease commencement date as the present value of future minimum lease payments. Lease ROU assets are measured as the lease liability plus prepaid lease payments less deferred rent. In measuring the present value of the future minimum lease payments, the discount rate for the lease is the rate implicit in the lease, when readily determinable, or the lessee's incremental borrowing rate, when the implicit rate is not determinable. In computing its lease liabilities, the Company uses an incremental borrowing rate based on the information available on the commencement date using a company-specific rate. The lease term is the non-cancelable period of the lease and includes options to extend or terminate the lease when it is reasonably certain that an option will be exercised.
The cumulative effect of applying Topic 842 on our consolidated balance sheets as of January 1, 2021 was as follows:

(in thousands)	Balances as of December 31, 2020 as Previously Reported	Effect of Adoption of Topic 842	Balances as of January 1, 2021
Assets:
Prepaid expenses and other current assets	$4,447	$(169)	$4,278
Right-of-use assets	—	55,643	55,643
Total assets	1,529,914	55,474	1,585,388
Liabilities:
Accrued expenses and other current liabilities (1)	$51,490	$5,783	$57,273
Operating lease liabilities, non-current	—	48,699	48,699
Total liabilities	759,946	54,482	814,428
__________
(1)    Effect of adoption of Topic 842 for accrued expenses and other current assets includes adjustments of $(1.9) million to deferred rent liabilities and $7.7 million to current portion of operating lease liabilities.

The following tables summarize the Company’s unaudited consolidated financial data on a quarterly basis for years ended December 31, 2021.

	For the 2021 Quarters Ended
(in thousands)	March 31 (1)	June 30 (1)	September 30 (1)	December 31
Commissions and fees	$152,828	$119,706	$135,556	$159,200
Total operating expenses	115,878	133,242	152,739	197,057
Operating income (loss)	36,950	(13,536)	(17,183)	(37,857)
Total other expenses	(5,643)	(6,905)	(7,418)	(6,509)
Income (loss) before income taxes	31,307	(20,441)	(24,601)	(44,366)
Income tax expense	—	—	—	19
Net income (loss)	31,307	(20,441)	(24,601)	(44,385)
Net income (loss) attributable to noncontrolling interests	16,001	(10,348)	(11,389)	(21,738)
Net income (loss) attributable to BRP Group, Inc.	$15,306	$(10,093)	$(13,212)	$(22,647)
Basic earnings (loss) per share	$0.35	$(0.23)	$(0.28)	$(0.41)
Diluted earnings (loss) per share	0.33	(0.23)	(0.28)	(0.41)
__________
(1)    As a result of our adoption of Topic 842 as of January 1, 2021, quarterly amounts presented in our prior Quarterly Reports on Form 10-Q were revised. Total operating expenses, income (loss) before taxes and net income (loss) were each adjusted by $(0.7) million, $0.3 million and $0.4 million for the first, second and third quarters of 2021, respectively. Basic earnings (loss) per share was adjusted by $0.02 and $(0.01) for each of the first and second quarters of 2021, respectively. Diluted earnings (loss) per share was adjusted by $0.01 and $(0.01) for each of the first and second quarters of 2021, respectively.
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
Restricted Cash
Restricted cash includes amounts that are legally restricted as to use or withdrawal. Restricted cash represents cash collected from customers that is payable to Insurance Company Partners and for which segregation of this cash is required by contract with the relevant insurance company providing coverage or by law within the state. The Company also holds restricted cash specifically in its role as an MGA.
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

Premiums, commissions and fees receivable are reported net of allowances for estimated policy cancellations and doubtful accounts. The allowance for estimated policy cancellations was $5.2 million and $3.2 million at December 31, 2021 and 2020, respectively, which represents a reserve for future reversals in commission and fee revenues related to the potential cancellation of client insurance policies that were in force as of each year end. The allowance for estimated policy cancellations is established through a charge to revenues. The allowance for estimated policy cancellations is offset in part by a producer commissions chargeback of $2.3 million and $1.7 million at December 31, 2021 and 2020. The producer commissions chargeback is established through a charge to commissions, employee compensation and benefits expense and is netted against producer commissions payable on the balance sheets.
The Company recognizes an allowance for credit losses that reflects the Company's estimate of expected credit losses for its premiums, commissions and fees receivable. This allowance is not significant during any periods presented.
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
Intangible assets are stated at cost, less accumulated amortization, and consist of purchased customer accounts, distributor relationships, carrier relationships, software and trade names acquired in connection with business combinations. Purchased customer accounts, distributor relationships, carrier relationships and trade names are being amortized based on a pattern of economic benefit over an estimated life of 1 to 20 years. Purchased customer accounts primarily consist of records and files that contain information about insurance policies and the related Clients that are essential to policy renewals. Distributor relationships consist of relationships with distributors that were not previously established. Carrier relationships consist of the infrastructure for fulfilling services as an MGA on behalf of the Insurance Company Partner. Trade names consist of acquired business names with potential customer base recognition. Intangible assets also include software, which is amortized on the straight-line basis over an estimated useful life of 2 to 5 years.
We review our definite-lived intangible assets and other long-lived assets for impairment at least annually or whenever an event occurs that indicates the carrying amount of an asset may not be recoverable. No impairment was recorded for the years ended December 31, 2021, 2020 or 2019.

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
Deferred Financing Costs, Net
Deferred financing costs consist of origination fees and debt issuance costs related to obtaining credit facilities. The Company has recorded these costs as an asset and liability on the consolidated balance sheets in accordance with ASC Topic 835-30, Interest. Deferred financing costs associated with revolving credit facilities are included in other assets on the consolidated balance sheets while those related to term loans are recorded as an offset to long-term debt. Deferred financing costs included in other assets were $4.9 million and $4.8 million, net of accumulated amortization of $1.8 million and $1.1 million, at December 31, 2021 and 2020, respectively. Deferred financing costs and original issue discount included in long-term debt totaled $26.6 million and $14.0 million, net of accumulated amortization of $3.2 million and $0.4 million, at December 31, 2021 and 2020, respectively. Such costs are amortized using the effective interest method over the terms of the respective debt. Amortization of deferred financing costs, which is included in interest expense, net in the accompanying consolidated statements of comprehensive loss, was approximately $3.5 million, $1.0 million, and $1.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Derivative Instruments
The Company utilizes derivative financial instruments, consisting of interest rate caps, to manage the Company’s interest rate exposure. Derivative instruments are recognized as assets or liabilities at fair value on the consolidated balance sheets. The Company has not designated these derivatives as hedging instruments for accounting purposes and, accordingly, the changes in fair value of these derivatives are recognized in earnings. Cash payments and receipts under the derivative instruments are classified within cash flows from financing activities on the accompanying statements of cash flows. The Company does not use derivative instruments for trading or speculative purposes.
Self-Insurance Reserve
The Company converted to a self-insured health insurance plan beginning in March 2020 for which it carries an insurance program with specific retention levels or high per-claim deductibles for expected losses. The Company records a liability for all unresolved claims and for an estimate of incurred but not reported ("IBNR") claims at the anticipated cost that falls below its specified retention levels or per-claim deductible amounts. In establishing reserves, the Company considers actuarial assumptions and judgments regarding economic conditions and the frequency and severity of claims. The Company had an IBNR reserve of $1.1 million and $0.7 million at December 31, 2021 and 2020, respectively, which is included in accrued expenses and other current liabilities on the consolidated balance sheets.
Leases
Leases are classified at their commencement date, which is defined as the date on which the lessor makes the underlying asset available for use by the lessee, as either operating or finance leases based on the economic substance of the agreement. We recognize right-of-use assets and lease liabilities on our consolidated balance sheets for operating leases. Lease liabilities are measured at the lease commencement date as the present value of the future lease payments using the interest rate implicit in the lease if readily determinable. Otherwise, the Company utilizes its incremental borrowing rate as of the lease commencement date. Lease right-of-use assets are measured as the lease liability plus initial direct costs and prepaid lease payments less lease incentives. The lease term is the non-cancelable period of the lease and includes options to extend or terminate the lease when it is reasonably certain that an option will be exercised.
Operating lease expenses on capitalized leases and short-term leases are recognized on a straight-line basis over the respective lease term, inclusive of rent escalation provisions and rent holidays, as a component of other operating expense in the consolidated statements of comprehensive loss.

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
Noncontrolling Interest
Noncontrolling interests are reported at historical cost basis adjusted for cumulative earnings or loss allocations and classified as a component of stockholders’ equity on the consolidated balance sheets. Noncontrolling interest as presented for the year ended December 31, 2019 consists of the noncontrolling interest holdings of BRP Group subsequent to the Reorganization Transactions. The controlling interest holdings of BRP for the period from January 1, 2019 through October 27, 2019 have been reclassified to noncontrolling interest holdings of BRP Group for presentation of activity for the year ended December 31, 2019.

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
Share-Based Compensation
Share-based payments to employees and non-employee directors are measured based on the estimated grant-date fair value. The grant-date fair value of unrestricted and restricted stock awards is equal to the market value of BRP Group’s Class A common stock on the date of grant. We offer awards which vest based on service conditions, performance conditions, or market conditions. We apply the Black-Scholes option-pricing model, a Monte Carlo Simulation, or a lattice model, depending on the vesting conditions, in determining the fair value of performance-based restricted stock unit awards to employees. The Company recognizes share-based compensation expense over the requisite service period for awards expected to ultimately vest. The Company recognizes forfeitures as they occur.
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
The Company’s obligation related to advisor incentive liabilities of all but one Risk Advisor was settled in connection with the Reorganization Transactions as discussed in Note 3. One Risk Advisor chose not to convert his incentive rights into common stock of BRP Group. As a result, this advisor’s incentive liability remains outstanding at December 31, 2021. Advisor incentive liabilities, which are included in other liabilities on the consolidated balance sheets, were approximately $3.6 million and $2.4 million at December 31, 2021 and 2020, respectively.

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
Concentrations
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company manages this risk by using high credit worthy financial institutions. Interest-bearing accounts and noninterest-bearing accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Deposits exceed amounts insured by the FDIC. The Company has not experienced any losses from its deposits.
For the year ended December 31, 2020, one Insurance Company Partner accounted for approximately 13% of the Company’s total core commissions. For the year ended December 31, 2019, two Insurance Company Partners accounted for approximately 14% and 10% of the Company’s total core commissions. There were no concentrations for the year ended December 31, 2021.
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
•The Company exchanged $2.2 million of its obligation related to advisor incentive liabilities for 204,807 restricted shares of Class A common stock issued under the Company’s Omnibus Incentive Plan. The Company established stockholder notes receivable of $0.5 million for the remaining deposit buy-in amounts due from the advisors and relieved advisor incentive liabilities for $2.2 million with an offset to additional paid-in capital of $2.6 million.
•The Company’s obligation under the Participation Plan of $0.3 million was exchanged for 22,243 restricted shares of Class A common stock issued under the Company’s Omnibus Incentive Plan, which resulted in an offset to additional paid-in capital of $(0.3) million.
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

4. Business Combinations
The Company completed 16 business combinations for an aggregate purchase price of $1.1 billion during the year ended December 31, 2021. In accordance with ASC Topic 805, Business Combinations (“Topic 805”), total consideration was first allocated to the fair value of assets acquired and liabilities assumed, with the excess being recorded as goodwill. Goodwill is not amortized for financial statement purposes, but rather is evaluated for impairment at least annually or more frequently if an event occurs that indicates goodwill may be impaired. Goodwill is deductible for tax purposes and will be amortized over a period of 15 years.
The recorded purchase price for many business combinations includes an estimation of the fair value of continent consideration obligations associated with potential earnout provisions, which are generally based on revenue. The contingent earnout consideration identified in the tables below are measured at fair value within Level 3 of the fair value hierarchy as discussed further in Note 20. Any subsequent changes in the fair value of contingent earnout liabilities will be recorded in the consolidated statements of comprehensive loss when incurred.
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
The Company completed the following business combinations during the year ended December 31, 2021:
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
•TCG Financial Holding Company, LLC and certain of its subsidiaries (collectively, “The Capital Group”), a Middle Market Partner effective August 2, 2021, adds scale and density in the critical D.C. Metro region.
•River Oak Risk, LLC and River Oak Risk Holdings, LLC (collectively “River Oak Risk”), a Specialty Partner effective August 4, 2021, expands the Company’s captive risk solutions for its Middle Market and Specialty clients.
•White Hill Plaza, Inc. (operating as "K&S Insurance Agency"), a Middle Market Partner effective October 1, 2021, expands the Company's presence in Texas and brings expertise in the construction industry.
•Jacobson, Goldfarb & Scott, Inc. and certain of its subsidiaries (collectively, "JGS"), a Middle Market and Specialty Partner effective October 1, 2021, expands the Company’s Middle Market practice expertise in key markets and industries, including Habitational Real Estate, Construction and Manufacturing & Distribution and expands our Specialty Programs business with a focus on the real estate sector.
•Wood Guttman & Bogart Insurance Brokers and certain of its affiliates and related entities (collectively, "WGB"), a Middle Market Partner effective December 1, 2021, adds scale to the Company's West Coast operations.

•Construction Risk Partners, LLC ("CRP") a Middle Market Partner effective December 1, 2021, enhances BRP Group’s position and influence within the Construction marketplace.
•Brush Creek, LLC ("Brush Creek Partners"), a Middle Market Partner effective December 7, 2021, strengthens the Company's expertise in the Cyber and Technology, Venture Capital, Private Equity, and Construction industries.
•Arcana Insurance Services, LP ("Arcana") a Specialty Partner effective December 7, 2021, will bring unique product capabilities in the single-family real estate market to the Company.
The operating results of these business combinations have been included in the consolidated statements of comprehensive loss since their respective acquisition dates. The Company recognized total revenues and net income from its business combinations of $61.0 million and $2.8 million, respectively, for the year ended December 31, 2021.
Acquisition-related costs incurred in connection with these business combinations are recorded in operating expenses in the consolidated statements of comprehensive loss. The Company incurred acquisition-related costs from its business combinations of $5.9 million for the year ended December 31, 2021.
Due to the complexity of valuing the consideration paid and the purchase price allocation and the timing of these activities, certain amounts included in the consolidated financial statements may be provisional and subject to additional adjustments within the measurement period as permitted by Topic 805. Specifically, the Company's valuations of premiums, commissions and fees receivable in accordance with Topic 606 are estimates subject to change based on relevant factors over the policy period. The Company also assesses the fair value of purchased customer accounts, distributor relationships, and carrier relationships by comparison of a reasonable multiple applied to either the corresponding commissions and fees or EBITDA in addition to considering the estimated future cash flows expected to be received over the estimated future renewal periods of the insurance policies comprising the intangible assets through the use of recognized income approach valuation methods. The valuation of these intangible assets involves significant assumptions concerning matters such as revenue and expense growth rates, customer attrition rates and discount rates. Any changes in these assumptions could affect the carrying value of the intangible assets. Software and trade names are also recorded based on the estimated fair value of the acquired technology or trade name. Accordingly, these assets are subject to measurement period adjustments as determined after the passage of time. Any measurement period adjustments related to prior period business combinations are reflected as current period adjustments in accordance with Topic 805. Refer to Note 10 for information regarding measurement period adjustments recorded during the year ended December 31, 2021.

The table below provides a summary of the total consideration and the estimated purchase price allocations made for each of the business acquisitions that became effective during the year ended December 31, 2021.

(in thousands)	Rogers-Gray	Founder Shield	The Capital Group	K&S Insurance Agency	JGS	WGB	CRP	All Others(1)	Totals
Cash consideration paid	$135,135	$20,863	$28,558	$79,861	$155,513	$101,077	$131,908	$64,373	$717,288
Fair value of contingent earnout consideration	18,976	18,033	10,006	11,273	19,573	14,371	17,852	17,261	127,345
Fair value of equity interest	39,765	14,624	13,393	24,826	44,385	22,553	24,179	10,882	194,607
Deferred payment	1,608	2,985	10,336	22	193	1,274	1,830	4,747	22,995
Total consideration	$195,484	$56,505	$62,293	$115,982	$219,664	$139,275	$175,769	$97,263	$1,062,235

Cash	$2,674	$221	$613	$2,217	$335	$385	$848	$4,437	$11,730
Restricted cash	4,211	3,199	—	—	6,996	1,297	19,188	162	35,053
Premiums, commissions and fees receivable	9,713	3,810	3,940	5,867	12,564	13,785	67,514	4,187	121,380
Property and equipment	1,324	—	—	—	1,431	1,034	203	43	4,035
Other assets	589	52	—	—	282	1,657	—	41	2,621
Intangible assets	76,169	9,402	26,399	53,750	86,078	72,619	82,053	32,908	439,378
Goodwill	109,145	45,810	32,251	59,146	126,696	58,569	85,664	62,164	579,445
Total assets acquired	203,825	62,494	63,203	120,980	234,382	149,346	255,470	103,942	1,193,642
Premiums payable to insurance companies	(5,898)	(5,831)	—	(4,209)	(12,336)	—	(75,133)	(4,511)	(107,918)
Producer commissions payable	(749)	—	(906)	(774)	(481)	(3,369)	(17)	(555)	(6,851)
Accrued expenses and other current liabilities	(1,694)	(158)	(4)	(15)	(1,901)	(6,702)	(4,551)	(1,613)	(16,638)
Total liabilities acquired	(8,341)	(5,989)	(910)	(4,998)	(14,718)	(10,071)	(79,701)	(6,679)	(131,407)
Net assets acquired	$195,484	$56,505	$62,293	$115,982	$219,664	$139,275	$175,769	$97,263	$1,062,235

Maximum potential contingent earnout consideration	$72,446	$77,554	$29,888	$51,426	$91,425	$49,628	$99,455	$73,338	$545,160
__________
(1)    The "All Others" column includes amounts for the LeaseTrack, Medicare Help Now, Only Medicare Solutions, Seniors’ Insurance Services, Mid-Continent, EBSME, River Oak Risk, Brush Creek Partners and Arcana business combinations.
The factors contributing to the recognition of the amount of goodwill are based on expanding business presence into new geographic locations and service markets, strategic benefits that are expected to be realized from acquiring the Partners’ assembled workforce and technology, in addition to other synergies gained from integrating the Partners’ operations into our consolidated structure.

The intangible assets acquired in connection with business combinations during the year ended December 31, 2021 have an estimated weighted-average life as follows:

(in thousands)	Amount	Weighted-Average Life
Purchased customer accounts	350,313	19.4	years
Distributor relationships	68,241	20.0	years
Software	10,918	4.6	years
Trade names	9,906	5.0	years
The following unaudited pro forma consolidated results of operations are provided for illustrative purposes only and have been presented as if the acquisitions of LeaseTrack, Medicare Help Now, Only Medicare Solutions, Seniors' Insurance Services, Mid-Continent, RogersGray, EBSME, FounderShield, The Capital Group, River Oak Risk, K&S Insurance Agency, JGS, WGB, CRP, Brush Creek Partners and Arcana occurred on January 1, 2020. This unaudited pro forma information should not be relied upon as being indicative of the historical results that would have been obtained if the acquisitions had occurred on that date, nor of the results that may be obtained in the future.

	For the Years Ended December 31,
(unaudited) (in thousands, except per share data)	2021	2020
Pro forma results:
Total revenues	$719,320	$429,953
Net loss	(34,667)	(34,907)
Net loss attributable to BRP Group, Inc.	(19,147)	(17,613)

Basic and diluted loss per share	$(0.40)	(0.62)
Weighted-average shares of Class A common stock outstanding - basic and diluted	48,222	28,225
__________
(1)    Reflects annual GAAP revenue/net loss, plus revenue/net income (loss) from Partnerships in the unowned portion of the period based on a quality of earnings review and not an audit, in each case, at the time the due diligence was conducted and may not include full revenue run rate for partial period impacts in the quality of earnings review and revenue growth between the quality of earnings review and the period close date, which may be three to six months delayed.
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
The Company determined that it is the primary beneficiary of its VIEs, which, at December 31, 2021 and 2020, include Laureate Insurance Partners, LLC (“Laureate”), BKS Smith, LLC (“Smith”), BKS MS, LLC (“Saunders”) and BKS Partners Galati Marine Solutions, LLC (“Galati”). The Company has consolidated its VIEs into the consolidated financial statements.
Total revenues and expenses of the Company’s consolidated VIEs included in the consolidated statements of comprehensive loss were $1.0 million and $0.6 million, respectively, for the year ended December 31, 2021, $0.8 million and $0.7 million, respectively, for the year ended December 31, 2020, and $0.6 million and $0.7 million, respectively, for the year ended December 31, 2019.
The assets of the consolidated VIEs can only be used to settle the obligations of the consolidated VIEs and the creditors of the liabilities of the consolidated VIEs do not have recourse to the Company.

6. Revenue
The following table provides disaggregated commissions and fees revenue by major source:

	For the Years Ended December 31,
(in thousands)	2021	2020	2019
Direct bill revenue (1)	$269,603	$104,875	$70,835
Agency bill revenue (2)	202,892	91,662	43,619
Profit-sharing revenue (3)	37,392	16,397	9,598
Consulting and service fee revenue (4)	29,047	3,509	2,709
Policy fee and installment fee revenue (5)	19,858	15,236	8,154
Other income (6)	8,498	9,240	2,926
Total commissions and fees	$567,290	$240,919	$137,841
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
(4)    Service fee revenue is earned by receiving negotiated fees in lieu of a commission and consulting revenue is earned by providing specialty insurance consulting.
(5)    Policy fee revenue represents revenue earned for acting in the capacity of an MGA on behalf of the Insurance Company Partner and fulfilling certain services including delivery of policy documents, processing payments and other administrative functions. Installment fee revenue represents revenue earned by the Company for providing payment processing services on behalf of the Insurance Company Partner related to policy premiums paid on an installment basis.
(6)    Other income consists of Medicare marketing income that is based on agreed-upon cost reimbursement for fulfilling specific targeted marketing campaigns in addition to other ancillary income and premium financing income generated across all Operating Groups.
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
•The Company recognizes separately contracted commissions revenue at the effective date of insurance placement and considers any ongoing interaction with the customer to be insignificant in the context of the contract.
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

	December 31,
(in thousands)	2021	2020
Contract assets	$168,550	$80,213
Contract liabilities	18,178	11,606
Contract assets and contract liabilities related to 2021 business combinations comprised $26.0 million and $3.9 million, respectively, at December 31, 2021. During the year ended December 31, 2021, the Company recognized revenue of $11.6 million related to the contract liabilities balance at December 31, 2020.
8. Deferred Commission Expense
The Company pays an incremental amount of compensation in the form of producer commissions on new business. In accordance with ASC Topic 340, Other Assets and Deferred Costs, these incremental costs are deferred and amortized over five years, which represents management's estimate of the average period over which a Client maintains its initial coverage relationship with the original Insurance Company Partner. Deferred commission expense represents employee commissions that are capitalized and not yet expensed and are included as a component of other assets on the balance sheets. The table below provides a rollforward of deferred commission expense:

	For the Years Ended December 31,
(in thousands)	2021	2020
Balance at beginning of year	$4,751	$3,621
Costs capitalized	8,812	2,528
Amortization	(2,227)	(1,398)
Balance at end of year	$11,336	$4,751
9. Property and Equipment, Net
Property and equipment, net consists of the following:

	December 31,
(in thousands)	2021	2020
Leasehold improvements	$7,967	$5,297
Office and computer equipment	9,151	4,263
Furniture	3,970	2,845
Building	400	400
Website development	184	16
Land	100	100
Construction in process	—	83
Total property and equipment	21,772	13,004
Accumulated depreciation	(4,298)	(1,985)
Property and equipment, net	$17,474	$11,019
Depreciation expense recorded for property and equipment was $2.8 million, $1.1 million, and $0.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.

10. Intangible Assets, Net and Goodwill
The Company recognizes certain separately identifiable intangible assets acquired in connection with business combinations and asset acquisitions. The Company had certain transactions that were accounted for as asset acquisitions during each of the years ended December 31, 2021 and 2020 in which substantially all the fair value of the gross assets acquired of $4.2 million and $2.4 million, respectively, was concentrated in purchased customer accounts. Refer to Note 4 for a summary of intangible assets acquired in connection with business combinations during the years ended December 31, 2021 and 2020. Intangible assets consist of the following:

	December 31, 2021			December 31, 2020
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Purchased customer accounts (1)	$851,445	$(54,481)	$796,964	$501,512	$(18,604)	$482,908
Distributor relationships	100,621	(3,814)	96,807	32,380	(1,377)	31,003
Software	41,743	(18,265)	23,478	30,828	(10,801)	20,027
Trade names (1)	24,189	(3,583)	20,606	14,439	(932)	13,507
Carrier relationships	7,859	(1,247)	6,612	7,859	(984)	6,875
Totals	$1,025,857	$(81,390)	$944,467	$587,018	$(32,698)	$554,320
__________
(1)    During the year ended December 31, 2021, the Company recorded measurement period adjustments relating to certain businesses acquired in the fourth quarter of 2020, which decreased purchased customer accounts and trade names by $4.6 million and $0.2 million, respectively.
Amortization expense recorded for intangible assets was $48.7 million, $19.0 million, and $10.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Future annual estimated amortization expense over the next five years for intangible assets is as follows (in thousands):

For the Years Ending December 31,	Amortization
2022	$70,174
2023	71,268
2024	67,213
2025	65,627
2026	60,788
Refer to Note 4 for a summary of goodwill recorded in connection with business combinations during the years ended December 31, 2021 and 2020. The changes in carrying value of goodwill by Operating Group for the periods are as follows:

(in thousands)	Middle Market	Specialty	MainStreet	Medicare	Total
Balance at December 31, 2019	$52,932	$60,115	$38,892	$12,531	$164,470
Goodwill of acquired businesses	473,926	5,204	—	7,902	487,032
Balance at December 31, 2020	526,858	65,319	38,892	20,433	651,502
Goodwill of acquired businesses	376,475	198,699	—	4,271	579,445
Measurement period adjustments (1)	(2,206)	—	—	—	(2,206)
Balance at December 31, 2021	$901,127	$264,018	$38,892	$24,704	$1,228,741
__________
(1)    Measurement period adjustments relating to businesses acquired in the fourth quarter of 2020 decreased assets other than goodwill by $5.4 million, decreased liabilities by $5.1 million and decreased cash consideration by $2.5 million.

11. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	December 31,
(in thousands)	2021	2020
Accrued compensation and benefits	$22,460	$10,826
Contract liabilities	18,178	11,606
Current portion of operating lease liabilities	12,520	—
Deferred consideration payments	12,355	8,155
Accrued expenses	9,731	13,032
Current portion of long-term debt	8,521	4,000
Tax distribution payable	5,072	—
Other	3,386	3,871
Accrued expenses and other current liabilities	$92,223	$51,490
12. Long-Term Debt
On October 14, 2020, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A to provide senior secured credit facilities in an aggregate principal amount of $800.0 million (the "JPM Credit Agreement"), which consisted of (i) a term loan facility in the principal amount of $400.0 million maturing October 14, 2027 (the “Existing Term Loan B”) and (ii) a revolving credit facility with commitments in an aggregate principal amount of $400.0 million maturing October 14, 2025 (the “Revolving Facility”). The Company used a portion of the proceeds from the Term Loan B to repay in full the Company’s obligations under the previous JPMorgan Credit Agreement and the related amendments (“Old JPMorgan Credit Agreement”) and concurrently terminated the Old JPMorgan Credit Agreement. The Company capitalized debt issuance costs related to the JPM Credit Agreement of $15.1 million during the year ended December 31, 2020.
The Existing Term Loan B accrued interest at LIBOR plus 400 bps with a LIBOR floor of 75 bps. Borrowings under the Revolving Facility accrue interest at LIBOR plus 200 bps to LIBOR plus 300 bps based on the total net leverage ratio.
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
On December 16, 2021, the Company entered into Amendment No. 4 to the JPM Credit Agreement to provide for a new senior secured first lien incremental term loan facility in an aggregate principal amount of $350.0 million (the “New Term Loans”), which represents an increase in the aggregate principal amount of its existing New Term Loan B from $500.0 million to $850.0 million. A portion of the proceeds of the New Term Loans were used to repay outstanding amounts under the Revolving Facility as of the closing date.
The Company incurred $12.7 million in debt issuance costs in connection with the aforementioned amendments during the year ended December 31, 2021.
The outstanding borrowings on the Revolving Facility of $35.0 million had an applicable interest rate of 2.10% at December 31, 2021. The Revolving Facility is also subject to a commitment fee of 0.25% on the unused capacity of $440.0 million at December 31, 2021. At December 31, 2021, the outstanding borrowings on the New Term Loans were $846.6 million and had an applicable interest rate of 4.00%. The JPM Credit Agreement is secured by substantially all assets of the Company.

The JPM Credit Agreement requires the Company to meet certain financial covenants and comply with customary affirmative and negative covenants as listed in the underlying agreement. The Company was in compliance with these covenants at December 31, 2021.
Future annual maturities of the Term Loan B are as follows as of December 31, 2021:

(in thousands)	Amount
Payments for the years ending December 31,
2022	$8,521
2023	8,521
2024	8,521
2025	8,521
2026	8,521
Thereafter	804,018
Total long-term debt	846,623
Less: unamortized debt discount and issuance costs	(23,488)
Net long-term debt	$823,135
Interest Rate Caps
The Company entered into interest rate caps to mitigate its exposure to interest rate risk by limiting the impact of interest rate changes on cash flows. In March 2021, the Company executed three interest rate cap agreements, each with a notional amount of $300.0 million, which limit our interest rates by 0.75%, 1.50%, and 2.50%, expiring on March 10, 2022, March 10, 2024 and March 8, 2026, respectively. In August 2021, the Company executed two additional interest rate cap agreements, each with a notional amount of $100.0 million and interest rate cap of 3.00%, expiring on August 13, 2028. The interest rate caps are recorded at an aggregate fair value of $6.3 million at December 31, 2021 and are included as a component of other assets on the consolidated balance sheets. The Company recorded a fair value loss of $0.1 million related to the interest rate caps for the year ended December 31, 2021, which is included as a component of other income (expense), net in the consolidated statements of comprehensive loss.
13. Leases
The Company has operating leases relating to its facilities and office equipment with terms expiring though December 2030. Determination of whether a new contract is a lease is made at contract inception or at the modification date for a modified contract. The Company's operating leases may require fixed rental payments, variable lease payments based on usage or sales and fixed non-lease costs relating to the leased asset. Fixed non-lease costs such as common-area maintenance costs are included in the measurement of the right-of-use asset and lease liability as the Company does not separate lease and non-lease components. Variable lease payments are generally not included in the measurement of the right-of-use asset and lease liability and are recorded as lease expense in the period incurred. Short-term leases of 12 months or less are expensed in conjunction with the Company's short-term policy election.
The Company's operating leases may include renewal or termination options. Options to extend or terminate leases are excluded from balance sheet recognition until the options are reasonably certain to be exercised. The Company only included executed options to extend its leases in its calculation of ROU assets and lease liabilities at December 31, 2021.

Operating lease right-of-use assets and lease liabilities as of December 31, 2021 and January 1, 2021 (the date of adoption of Topic 842) were as follows:

(in thousands)	December 31, 2021	January 1, 2021
Assets:
Right-of-use assets, operating, net	$81,646	$55,643

Liabilities:
Operating lease liabilities, current portion	$12,520	$7,668
Operating lease liabilities, non-current	71,357	48,699
Total	$83,877	$56,367
The components of the lease costs for the year ended December 31, 2021 were as follows:

(in thousands)	December 31, 2021
Operating lease costs	$13,086
Variable lease costs	2,853
Total rent expense for operating leases under Topic 840 was $7.6 million and $4.2 million for the years ended December 31, 2020 and 2019, respectively.
Supplemental cash flow information relating to our leases for the year ended December 31, 2021 was as follows (in thousands):

(in thousands)	December 31, 2021
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows used in operating leases	$11,562

Operating lease non-cash items:
Right-of-use assets obtained in exchange for operating lease liabilities	$86,524
Right-of-use assets increased through lease modifications and reassessments	6,131
Weighted average remaining lease terms and discount rates at December 31, 2021 were as follows:

(in thousands)	December 31, 2021
Operating Leases:
Remaining lease term	6.6 years
Discount rate	3.6%

Future minimum lease payments under non-cancelable operating lease agreements at December 31, 2021 were as follows:

(in thousands)	Minimum Lease Payments
For the years ending December 31,
2022	$15,285
2023	14,134
2024	13,862
2025	12,556
2026	11,017
Thereafter	28,665
Total minimum lease payments	95,519
Less: amounts representing interest or imputed interest	(11,642)
Present value of lease liabilities	$83,877
Prior to adoption of Topic 842, future minimum lease payments under non-cancelable operating lease agreements as of December 31, 2020, which were undiscounted and excluded non-lease components were as follows (in thousands):

(in thousands)	Minimum Lease Payments
For the years ending December 31,
2021	$11,128
2022	9,477
2023	8,121
2024	7,489
2025	6,535
Thereafter	19,010
Total minimum lease payments	$61,760
14. Stockholders’ Equity and Noncontrolling Interest
Capital Stock
BRP Group’s certificate of incorporation authorized capital stock consisting of 300 million shares of Class A common stock with a par value $0.01 per share, 100 million shares of Class B common stock with a par value of $0.0001 per share, and 50 million shares of preferred stock with a par value of $0.01 per share.

The following table shows a rollforward of our common stock outstanding since the Initial Public Offering:

	Class A Common Stock	Class B Common Stock
Shares issued at October 28, 2019	—	—
Shares issued to the public in the Initial Public Offering	18,859,300	—
Shares issued for the Voting Common Units of two minority founders	—	5,701,107
Shares issued in exchange for Villages Units	—	3,077,559
Shares issued in exchange for Rollover Members’ Units	—	9,615,911
Shares issued for Majority Founder’s Units	—	18,933,907
Shares issued for Non-Voting Common Units	—	232,596
Shares issued for Management Incentive Units	—	5,627,155
Restricted stock grants in connection with Initial Public Offering	500,930	—
Restricted stock grants subsequent to the Initial Public Offering	2,754	—
Shares issued to executive officer	—	69,503
Shares issued at December 31, 2019	19,362,984	43,257,738
Shares issued to the public in follow-on offerings	23,287,500	—
Shares redeemed in connection with follow-on offerings	—	(4,091,667)
Shares issued in connection with Partnerships	1,415,837	11,004,696
Redemption of Class B shares of common stock for Class A shares	253,599	(253,599)
Restricted stock grants under Omnibus Plan, net of forfeitures and shares withheld for taxes	633,246	—
Shares repurchased	—	(88,785)
Shares issued at December 31, 2020	44,953,166	49,828,383
Shares issued to the public in follow-on offerings	9,200,000	—
Shares issued in connection with Partnerships	1,053,190	7,441,139
Common stock and restricted stock grants under Incentive Plan, net of forfeitures and shares withheld for taxes	1,558,694	—
Common stock and restricted stock grants under Omnibus Plan, net of forfeitures and shares withheld for taxes	906,338	—
Redemption of Class B shares of common stock for Class A shares	931,471	(931,471)
Shares issued at December 31, 2021	58,602,859	56,338,051
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
The following table summarizes the ownership interest in BRP:

	December 31, 2021		December 31, 2020
	Units	Percentage	Units	Percentage
Interest in BRP held by BRP Group	58,602,859	51%	44,953,166	47%
Noncontrolling interest in BRP held by BRP’s LLC Members	56,338,051	49%	49,828,383	53%
Total	114,940,910	100%	94,781,549	100%

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
Due to/from Related Parties
Due to related parties totaling $1.7 million and $19,000 at December 31, 2021 and 2020, respectively, consists of amounts due to related party entities in connection with Partnerships for cash requirements.
In September 2021, the Company accelerated recognition of MSI’s maximum contingent earnout and entered into notes payable agreements with each of MSI’s shareholders for a combined principal amount of $61.5 million. The related party notes are payable in full on April 8, 2022.
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
During the year ended December 31, 2019, the Company recorded interest expense to Villages of $4.9 million, related to quarterly interest payments.
Commission Revenue
The Company serves as a broker for Villages. Commission revenue recorded as a result of these transactions was $1.8 million, $1.1 million and $1.3 million, for the years ended years ended December 31, 2021, 2020 and 2019, respectively.
The Company serves as a broker for certain entities in which a member of our board of directors has a material interest. Commission revenue recorded as a result of these transactions was $0.3 million, $0.5 million and $0.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Commissions Expense
Two brothers of Lowry Baldwin, our Board Chair, collectively received approximately $0.6 million from the Company in Risk Advisor commissions during each of the years ended December 31, 2021 and 2020.
Rent Expense
The Company has various agreements to lease office space from wholly-owned subsidiaries of Villages. Rent expense ranges from approximately $3,000 to $28,000 per month, per lease. Lease agreements expire on various dates through November 30, 2025. Total rent expense incurred with respect to Villages and its wholly-owned subsidiaries was approximately $0.5 million for each of the years ended December 31, 2021, 2020 and 2019.

The Company has various agreements to lease office space from other related parties. Rent expense ranges from approximately $1,000 to $56,000 per month, per lease. Lease agreements expire on various dates through December 31, 2029. Total rent expense incurred with respect to related parties other than Villages was $2.5 million, $1.5 million and $0.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.
16. Share-Based Compensation
Omnibus Incentive Plan and Partnership Inducement Award Plan
On October 24, 2019, the Company adopted the BRP Group, Inc. Omnibus Incentive Plan (the “Omnibus Plan”) and on November 27, 2020, the Company adopted the BRP Group, Inc. Partnership Inducement Award Plan (the “Inducement Plan” and collectively, the "Plans") to motivate and reward employees (“Colleagues”) and other individuals to perform at the highest level and contribute significantly to the Company’s success, thereby furthering the best interests of BRP Group’s shareholders. The Plans permits the grant of stock options (both nonqualified and incentive stock options), stock appreciation rights (the “SARs”), restricted stock awards (“RSA”), restricted stock unit (“RSU”) awards, performance-based restricted stock unit (“PSU”) awards, and other performance awards, cash-based awards and share-based awards to the Company’s officers, employees, non-employee directors and consultants and advisors. Such awards may be for partial-year, annual or multi-year periods. Awards granted under the Inducement Plan require a minimum vesting period of one year.
The Omnibus Plan and Inducement Plan provide for the Company to make awards of 3,844,044 and 3,000,000 shares of Class A common stock, respectively, at December 31, 2021. Under the Omnibus Plan, the number of shares of Class A common stock reserved for issuance will increase automatically on the first day of each fiscal year by the lesser of (i) 2% of outstanding shares of Class A common stock and Class B common stock on the last day of the immediately preceding fiscal year and (ii) such number of shares as determined by BRP Group’s board of directors. In accordance therewith, the number of authorized shares of Class A common stock reserved for issuance under the Omnibus Plan increased by 2,298,818 shares at January 1, 2022.
The Plans are administered by the Compensation Committee, the members of which are independent members of the board of directors. Each contractual term of an award granted is fixed by the Compensation Committee, and except for limited circumstances, the term cannot exceed ten years from the grant date, and vesting is defined by the applicable award agreement. The aggregate value of all compensation paid to a non-employee director under the Omnibus Plan in any calendar year may not exceed $250,000.
At December 31, 2021, there were 1,111,870 and 680,991 shares underlying the Omnibus Plan and Inducement Plan, respectively, that were authorized, but not yet granted. The Company issues new shares of Class A common stock upon the exercise of stock options, the vesting of RSUs and performance shares and the grant of restricted stock awards. During the year ended December 31, 2021, the Company made awards of restricted stock, unrestricted stock and performance-based restricted stock units under the Plans to its non-employee directors and Colleagues. Performance-based restricted stock unit awards were issued under the Omnibus Plan in connection with the Long-Term Incentive Plan, which is discussed in further detail below. Shares of unrestricted stock issued to directors and executives during the year ended December 31, 2021 were vested upon issuance while restricted stock issued to Colleagues, Risk Advisors and executive officers generally either cliff vest after 4 years or vest ratably over 3 to 5 years.

The following table summarizes the activity for non-vested awards granted by the Company under the Plans:

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at January 1, 2019	—	—
Granted	503,684	$14.00
Vested and settled	(173,440)	13.99
Outstanding at December 31, 2019	330,244	14.00
Granted	709,426	15.79
Vested and settled	(175,372)	12.09
Forfeited	(38,271)	14.40
Outstanding at December 31, 2020	826,027	15.92
Granted	2,758,207	31.72
Vested and settled	(279,494)	21.33
Forfeited	(89,009)	22.25
Outstanding at December 31, 2021	3,215,731	28.83
Non-vested shares expected to vest as of December 31, 2021	2,533,446	28.80
The total fair value of shares that vested and settled during the years ended December 31, 2021, 2020 and 2019 was $6.0 million, $2.1 million, and $2.4 million, respectively. Non-vested awards outstanding at December 31, 2021 include 95,822 performance-based restricted stock units expected to vest, which have an aggregate intrinsic value of $3.5 million and a weighted-average remaining contractual term of 2.2 years.
Share-based compensation includes expense recognized for management incentive units and advisor incentives, in addition to issuances under the Plans. The Company recognizes share-based compensation expense for the Plans net of actual forfeitures. The Company recorded share-based compensation expense of $19.2 million, $7.7 million, and $4.6 million in connection with the Plans for the years ended December 31, 2021, 2020 and 2019, respectively, which is included in commissions, employee compensation and benefits expense on the consolidated statements of comprehensive loss. The compensation expense recorded for the year ended December 31, 2019 includes $1.1 million associated with certain awards for which the vesting was accelerated in connection with the successful Initial Public Offering. The Company had $75.3 million of total unrecognized compensation cost related to unvested shares at December 31, 2021, which is expected to be recognized over a weighted-average period of 3.0 years.
Long-Term Incentive Plan
On May 3, 2021, the Company’s Compensation Committee approved a new form of performance-based restricted stock unit award agreement (the “Form PSU Award Agreement”) under the Company’s Omnibus Plan in connection with the granting of performance-based restricted stock unit awards to its executive officers. The Form PSU Award Agreement provides for the granting of PSUs which generally vest in the quarter following the end of a performance period of three years. The number of PSUs, if any, that will be earned pursuant to a PSU award will depend on the level of performance achieved with respect to applicable performance goals during the performance period.
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
The fair value of the PSUs was estimated on the grant date using a Monte Carlo analysis to model the value of the PSUs using the following assumptions. Expected volatility between 18% and 172% is based on the 1-year historical volatility of a peer group and other companies that are publicly traded within the Russell 3000 Index. The risk-free interest rate of 0.27% is based on the U.S. Treasury rate in effect at the time of the grant. Expected term of 2.7 years is based on the actual term of the awards.

Management Incentive Units
Management Incentive Units (“MIUs”) were non-voting units issued to certain senior management. In conjunction with the Reorganization Transactions further detailed in Note 3, MIUs were converted to 5,627,155 restricted shares of Class B common stock and LLC Units, which contain identical vesting conditions to the original MIU issuances. Issuances can vest subject to vesting terms according to time-based benchmarks or performance-based benchmarks that vary between issuance. MIUs are forfeited if certain vesting provisions are not met. Certain MIUs participate in distributions from the date of issuance while other MIUs were issued at a profits interest and therefore only participate in distributions in the event of liquidation. For the MIUs that management deem not probable of vesting, no share-based compensation expense is recorded.
There were 2,504,341 Class B shares related to the MIU Plan that were fully vested upon issuance, another 1,165,586 shares vested by December 31, 2019, and 609,500 and 467,237 shares vested during the years ended December 31, 2020 and 2021, respectively.
The following table summarizes the number of non-vested shares of Class B common stock related to the MIU Plan that are expected to vest in each of the following years:

For the Years Ending December 31,	Class B Shares
2022	450,744
2023	429,747
The following table summarizes the activity for awards granted by the Company under the MIU Plan:

	Shares	Weighted-Average Grant-Date Fair Value Per Share	Weighted-Average Contractual Term (in years)
Outstanding at January 1, 2019	720,180	$3.15	1.90
Granted	475,900	7.34
Forfeited	(40,000)	2.97
Exchanged for options	(10,000)	2.97
Exchanged for Class B common stock	(1,146,080)	4.90
Outstanding at December 31, 2019	—	—	—
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

17. Retirement Plan
The Company sponsors a 401(k) retirement plan for Colleagues who meet specific age and service requirements. This plan allows for participants to make salary deferral contributions. Employer matching and profit-sharing contributions to this plan are discretionary. Company contributions were $5.1 million, $1.3 million and $0.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
Components of income tax expense (benefit) include the following:

	For the Years Ended December 31,
(in thousands)	2021	2020	2019
Current
Federal	$11	$—	$13
State and local	3	—	4
Total tax expense (benefit)	$14	$—	$17

Deferred
Federal	$4	$(4)	$—
State and local	1	(1)	—
Total deferred income tax benefit	5	(5)	—
Total tax expense (benefit)	$19	$(5)	$17
Income tax expense (benefit) at the Company’s effective tax rate differed from the statutory tax rate as follows:

	For the Years Ended December 31,
(in thousands)	2021	2020	2019
Loss before income taxes	$(58,101)	$(29,890)	$(22,437)

Noncontrolling interest	7,072	4,415	3,138
Tax provision at statutory rate (21%)	(12,201)	(6,280)	(4,712)
Effect of:
Valuation allowance	6,942	3,383	2,228
State and local income tax	(2,403)	(1,215)	(1,064)
Share-based compensation	(467)	(175)	—
MIU issuance	452	22	328
IRC 162(m)	435	—	—
Meals and entertainment	86	110	79
State rate change	(12)	(206)	—
True-up and adjustments	3	(157)	—
Other	112	98	20
Total income tax expense (benefit)	$19	$(5)	$17

The following table summarizes the components of deferred tax assets and liabilities:

	December 31,
(in thousands)	2021	2020
Deferred tax assets
Investment in Partnerships	$75,368	$50,364
Net operating loss	6,018	2,216
Capitalized transaction costs	2,304	2,477
Charitable contributions	143	—
163(j) limitation carryforward	38	—
Total deferred tax assets	83,871	55,057
Valuation allowance	(83,871)	(55,057)
Net deferred tax assets	$—	$—
Deferred tax balances reflect the impact of temporary differences between the carrying amount of assets and liabilities and their tax basis and are stated at the tax rates in effect when the temporary differences are expected to be recovered or settled. The Company assessed the future realization of the tax benefit of its existing deferred tax assets and concluded that it is more likely than not that all of the deferred tax assets will not be realized in the future. As a result, the Company recorded a valuation allowance of $83.9 million and $55.1 million against its deferred tax assets at December 31, 2021 and 2020, respectively.
As of December 31, 2021, the Company has not recognized any uncertain tax positions, penalties, or interest as management has concluded that no such positions exist. The Company is subject to examination for tax years beginning with the year ended December 31, 2019. The Company is not currently subject to income tax audits in any U.S. or state jurisdictions for any tax year.
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
On October 28, 2019, BRP Group entered into the Tax Receivable Agreement with BRP’s LLC Members that provides for the payment by BRP Group to BRP’s LLC Members of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that BRP Group actually realizes as a result of (i) any increase in tax basis in BRP assets resulting from (a) previous acquisitions by BRP Group of BRP’s LLC Units from BRP’s LLC Members, (b) the acquisition of LLC Units from BRP’s LLC Members using the net proceeds from any future offering, (c) redemptions or exchanges by BRP’s LLC Members of LLC Units and the corresponding number of shares of Class B common stock for shares of Class A common stock or cash or (d) payments under the Tax Receivable Agreement, and (ii) tax benefits related to imputed interest resulting from payments made under the Tax Receivable Agreement.

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
During the periods presented, potentially dilutive securities include restricted stock awards and shares of Class B common stock, which can be exchanged (together with a corresponding number of LLC Units) for shares of Class A common stock on a one-for-one basis. The following potentially dilutive securities were excluded from the Company's diluted weighted-average number of shares outstanding calculation for the periods presented as their inclusion would have been anti-dilutive.

	For the Years Ended December 31,		October 28, 2019 through December 31, 2019
	2021	2020
Unvested restricted shares of Class A common stock	3,119,909	826,027	330,244
Shares of Class B common stock	56,338,051	49,828,383	43,257,738
The shares of Class B common stock do not share in the earnings or losses attributable to BRP Group, and therefore, are not participating securities. Accordingly, a separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been included.

The following is a calculation of the basic and diluted weighted-average number of shares of Class A common stock outstanding and net loss per share for the periods presented. The weighted average number of shares of Class A common stock outstanding for the period from October 28, 2019 to December 31, 2019 is based on the actual days in which the shares were outstanding for the period.

	For the Years Ended December 31,		October 28, 2019 through December 31, 2019
(in thousands, except per share data)	2021	2020
Basic and diluted net loss per share:
Net loss attributable to BRP Group, Inc.	$(30,646)	$(15,696)	$(8,650)
Shares used for basic net loss per share:
Basic and diluted weighted-average shares of Class A common stock outstanding	47,588	27,176	17,917
Basic and diluted net loss per share	$(0.64)	$(0.58)	$(0.48)
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Methodologies used for assets and liabilities measured at fair value on a recurring basis at December 31, 2021 and 2020 are based on limited unobservable inputs. These methods may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.
The following table summarizes Company’s assets and liabilities measured at fair value on a recurring basis within each level of the fair value hierarchy:

	December 31,
(in thousands)	2021	2020
Level 2
Interest Rate Caps	$6,338	$—
Level 2 Assets	$6,338	$—
Level 3
Contingent earnout liabilities	$258,589	$164,819
Level 3 Liabilities	$258,589	$164,819

Methodologies used for assets and liabilities measured at fair value on a recurring basis within Level 3 of the fair value hierarchy at December 31, 2021 and 2020 are based on limited unobservable inputs. These methods may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.
The fair value of interest rate caps was $6.3 million at December 31, 2021. The fair value of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.
The fair value of the contingent earnout liabilities is based on sales projections for the Partners, which are reassessed each reporting period. Based on the Company’s ongoing assessment of the fair value of contingent earnout liability, the Company recorded a net increase in the estimated fair value of such liabilities of $45.2 million, $20.4 million and $10.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. The Company has assessed the maximum estimated exposure to the contingent earnout liabilities to be $1.0 billion at December 31, 2021.
The Company also had contingently returnable consideration during the year ended December 31, 2020, which represented a contingent right of return from a Partner to reimburse the Company for a portion of the purchase price as part of the Partnership transaction. The fair value of the contingently returnable consideration was based on sales projections for the Partners, which were reassessed each reporting period. Based on the Company’s ongoing assessment of the fair value of contingently returnable consideration, the Company recorded a net decrease in the estimated fair value of such asset of $0.1 million for the year ended December 31, 2020. The contingently returnable consideration measurement period ended on December 31, 2020.
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
The fair value of the contingent earnout liabilities is based on the present value of the expected future payments to be made to Partners in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, the Company estimates the Partner’s future performance using financial projections developed by management for the Partner and market participant assumptions that were derived for revenue growth, profitability based on earnings before income taxes, depreciation and amortization (“EBITDA”) or the number of rental units tracked. Revenue and EBITDA growth rates generally ranged from 5% to 22% at December 31, 2021 and from 7% to 20% at December 31, 2020. The Company estimates future payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. These payments are discounted to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of the Partner to achieve the targets. These discount rates generally ranged from 5.00% to 15.50% at December 31, 2021 and from 5.00% to 18.00% at December 31, 2020. Changes in financial projections, market participant assumptions for revenue growth and profitability, or the risk-adjusted discount rate, would result in a change in the fair value of contingent consideration.

The following table sets forth a summary of the changes in the fair value of the Company’s contingently returnable consideration and contingent earnout liabilities, which are measured at fair value on a recurring basis utilizing Level 3 assumptions in their valuation:

	For the Years Ended December 31,
	2021	2020
(in thousands)	Contingent Earnout Liabilities	Contingently Returnable Consideration(1)	Contingent Earnout Liabilities
Balance at beginning of year	$164,819	$70	$48,769
Fair value of contingent consideration issuances (2)	122,622	—	98,523
Change in fair value of contingent consideration	45,196	(70)	20,446
Settlement of contingent consideration (3)	(74,048)	—	(2,919)
Balance at end of year	$258,589	$—	$164,819
__________
(1)    There was no contingently returnable consideration at December 31, 2021 or 2020.
(2)    During the year ended December 31, 2021, the Company recorded measurement period adjustments relating to businesses acquired in the fourth quarter of 2020. These adjustments decreased contingent earnout liabilities by $4.7 million, which offsets issuances of $127.3 million from business combinations in the current period.
(3)    During the year ended December 31, 2021, the Company settled $61.5 million if its contingent earnout liabilities through the issuance of related party notes payable. Refer to Note 15 for additional information.
Significantly all of the change in fair value of contingent consideration during the years ended December 31, 2021, 2020 and 2019, respectively, related to assets and liabilities that were held at the end of the respective periods.
Fair Value of Other Financial Instruments
The fair value of long-term debt and the revolving lines of credit is classified as Level 2 within the fair value hierarchy. Fair value is based on an estimate using a discounted cash flow analysis based on current borrowing rates for similar types of borrowing arrangements. The fair value of long-term debt and the revolving lines of credit was approximately $904.1 million and $402.0 million at December 31, 2021 and 2020, respectively, compared to outstanding principal amounts of $881.6 million and $399.0 million, respectively. The outstanding principal amount of long-term debt is netted against unamortized debt discount and issuance costs of $23.5 million and $13.6 million at December 31, 2021 and 2020, respectively, for balance sheet presentation.
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
22. Segment Information
BRP Group’s business is divided into four Operating Groups: Middle Market, Specialty, MainStreet, and Medicare.
•The Middle Market Operating Group provides expertly-designed commercial risk management, employee benefits solutions and private risk management for mid-to-large size businesses and high net worth individuals, as well as their families.
•The Specialty Operating Group consists of two distinct businesses. Our specialty wholesale broker businesses delivers specialty insurers, professionals, individuals and niche industry businesses expanded access to exclusive specialty markets, capabilities and programs requiring complex underwriting and placement. Specialty also houses our MGA of the Future platform, in which we manufacture proprietary, technology enabled insurance product that is then distributed (in many instances via technology and/or API integrations) internally via our Risk Advisors in Middle Market and MainStreet and externally via select distribution partners, with a focus on sheltered channels where our product delivers speed, ease of use and certainty of execution, and example of which is our national embedded renter’s insurance product sold at point of lease via integrations with property management software providers.

•The MainStreet Operating Group offers personal insurance, commercial insurance and life and health solutions to individuals and businesses in their communities.
•The Medicare Operating Group offers consultation for government assistance programs and solutions, including traditional Medicare and Medicare Advantage, to seniors and Medicare-eligible individuals through a network of primarily independent contractor agents. In the Medicare Operating Group, BRP generates commissions and fees in the form of direct bill insurance placement and marketing income. Marketing income is earned through co-branded marketing campaigns with our Insurance Company Partners.
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

	For the Year Ended December 31, 2021
(in thousands)	Middle Market	Specialty	MainStreet	Medicare	Corporate and Other	Total
Revenues:
Commissions and fees (1)	$363,822	$144,455	$34,344	$27,392	$(2,723)	$567,290

Operating expenses:
Commissions, employee compensation and benefits (1)	234,652	102,824	22,884	16,309	23,381	400,050
Other operating expenses	50,037	13,716	4,970	5,289	28,150	102,162
Amortization	34,056	11,326	1,617	1,716	5	48,720
Change in fair value of contingent consideration	32,735	11,881	926	(346)	—	45,196
Depreciation	1,483	184	255	90	776	2,788
Total operating expenses	352,963	139,931	30,652	23,058	52,312	598,916

Operating income (loss)	10,859	4,524	3,692	4,334	(55,035)	(31,626)

Other income (expense):
Interest income (expense), net	(150)	(2)	—	1	(26,748)	(26,899)
Other income (expense), net	573	(38)	—	(4)	(107)	424
Total other income (expense)	423	(40)	—	(3)	(26,855)	(26,475)

Income (loss) before income taxes	11,282	4,484	3,692	4,331	(81,890)	(58,101)
Income tax expense	—	—	—	—	19	19
Net income (loss)	$11,282	$4,484	$3,692	$4,331	$(81,909)	$(58,120)

Capital expenditures	$949	$590	$99	$92	$3,591	$5,321
	At December 31, 2021
Total assets	$2,142,485	$549,662	$61,322	$56,472	$66,366	$2,876,307
__________
(1)    During the year ended December 31, 2021, the Middle Market Operating Group recorded intercompany commissions and fees revenue from activity with the Specialty Operating Group of $1.5 million; the Specialty Operating Group recorded intercompany commissions and fees revenue from activity with itself of $0.2 million; the MainStreet Operating Group recorded intercompany commissions and fees revenue from activity with the Middle Market and Specialty Operating Groups of $0.5 million; and the Medicare Operating Group recorded intercompany commissions and fees revenue from activity with itself of $0.6 million. These intercompany commissions and fees are eliminated through Corporate and Other.

	For the Year Ended December 31, 2020
(in thousands)	Middle Market	Specialty	MainStreet	Medicare	Corporate and Other	Total
Revenues:
Commissions and fees (1)	$103,393	$88,876	$30,361	$19,320	$(1,031)	$240,919

Operating expenses:
Commissions, employee compensation and benefits (1)	66,303	67,189	17,852	10,889	11,881	174,114
Other operating expenses	16,319	5,746	4,440	3,504	18,051	48,060
Amortization	7,037	9,131	1,730	1,132	8	19,038
Change in fair value of contingent consideration	143	16,707	3,187	479	—	20,516
Depreciation	586	167	251	53	72	1,129
Total operating expenses	90,388	98,940	27,460	16,057	30,012	262,857

Operating income (loss)	13,005	(10,064)	2,901	3,263	(31,043)	(21,938)

Other income (expense):
Interest income (expense), net	46	—	4	—	(7,907)	(7,857)
Other expense, net	(66)	(28)	—	—	(1)	(95)
Total other income (expense)	(20)	(28)	4	—	(7,908)	(7,952)

Income (loss) before income taxes	12,985	(10,092)	2,905	3,263	(38,951)	(29,890)
Income tax benefit	—	—	—	—	(5)	(5)
Net income (loss)	$12,985	$(10,092)	$2,905	$3,263	$(38,946)	$(29,885)

Capital expenditures	$629	$77	$109	$160	$4,494	$5,469
	At December 31, 2020
Total assets	$1,194,185	$188,360	$58,957	$43,675	$44,737	$1,529,914
__________
(1)    During the year ended December 31, 2020, the Middle Market Operating Group recorded intercompany commissions and fees revenue from activity with the Specialty Operating Group of $0.5 million; the MainStreet Operating Group recorded intercompany commissions and fees revenue from activity with the Middle Market Operating Group of $0.2 million; and the Medicare Operating group recorded intercompany commissions and fees revenue from activity with itself of $0.3 million. Intercompany commissions and fees and intercompany commissions, employee compensation and benefits expense are eliminated through Corporate and Other.

	For the Year Ended December 31, 2019
(in thousands)	Middle Market	Specialty	MainStreet	Medicare	Corporate and Other	Total
Revenues:
Commissions and fees	$56,394	$44,913	$25,533	$11,001	$—	$137,841

Operating expenses:
Commissions, employee compensation and benefits	37,560	32,505	14,727	5,576	6,587	96,955
Other operating expenses	8,396	3,318	3,888	2,079	6,895	24,576
Amortization	1,861	6,466	1,280	381	19	10,007
Change in fair value of contingent consideration	(1,378)	13,513	(971)	(335)	—	10,829
Depreciation	344	11	81	17	89	542
Total operating expenses	46,783	55,813	19,005	7,718	13,590	142,909

Operating income (loss)	9,611	(10,900)	6,528	3,283	(13,590)	(5,068)
Other income (expense):
Interest income (expense), net	37	(32)	(8)	—	(10,637)	(10,640)
Loss on extinguishment of debt	—	—	—	—	(6,732)	(6,732)
Other income, net	3	—	—	—	—	3
Total other income (expense)	40	(32)	(8)	—	(17,369)	(17,369)

Income (loss) before taxes	9,651	(10,932)	6,520	3,283	(30,959)	(22,437)
Income tax expense	—	—	—	—	17	17
Net income (loss)	$9,651	$(10,932)	$6,520	$3,283	$(30,976)	$(22,454)

Capital expenditures	$256	$23	$417	$10	$1,012	$1,718

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
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weaknesses in internal control over financial reporting described below (which were evaluated based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013)), our disclosure controls and procedures were not effective as of December 31, 2021. However, management concluded that the financial statements included in this Annual Report on Form 10-K, when read with the notes thereto, present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.
Management's Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.
Management identified material weaknesses existing as of December 31, 2021 related to (i) a lack of a sufficient number of personnel with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately; (ii) insufficient policies and procedures to achieve complete and accurate financial accounting, reporting and disclosures; and (iii) failure to design and maintain controls over the operating effectiveness of information technology (“IT”) general controls.
Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by COSO in Internal Control - Integrated Framework (2013). Based on this assessment, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2021.
A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
The material weaknesses did not result in a material misstatement to the previously issued annual or interim consolidated financial statements. However, each of the material weaknesses could result in a misstatement of any account balance or disclosure that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

In addition, we completed 16 Partnerships for an aggregate purchase price of $1.1 billion during 2021. Guidance from the staff of the Securities and Exchange Commission provides that the staff will not take exception to companies that exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition, and our management has elected to exclude all 16 Partnerships from our assessment as of December 31, 2021. The 16 Partnerships represent approximately 7% of our consolidated total assets (the calculation excludes the goodwill and intangible assets of those acquired entities as the goodwill and intangible assets were subject to management’s assessment of internal control over financial reporting) and approximately 11% of total revenues as of and for the year ended December 31, 2021, respectively.
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.
Ongoing Remediation Efforts and Status of Material Weaknesses
In our 2020 Annual Report, filed on March 11, 2021, management identified four material weaknesses existing as of December 31, 2020.
Management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that we have remediated the previously disclosed material weakness related to insufficient policies and procedures setting forth how management is to review, analyze, account for and disclose complex transactions by (i) adding resources responsible for the execution and oversight of accounting and integrations operations; (ii) designing and implementing enhancements to internal control over financial reporting including those related to business combinations; and, (iii) expanding the use of specialist involvement in highly complex and technical areas of accounting and valuation. Management has performed testing to verify the effective design and successful operating effectiveness of the new or enhanced controls.
The other three material weaknesses remain as of December 31, 2021 and are described above. We have taken certain remediation steps to address the material weaknesses that remain as of December 31, 2021, and to improve our internal control over financial reporting. Management of the Company and the Board take the control and integrity of the Company’s financial statements seriously and believe that the remediation steps described below are essential to maintaining a strong internal controls environment.
We hired a third party consulting firm to operate as an internal audit function (the “Internal Auditors”) to evaluate management’s design of controls and to perform operating effectiveness testing. The Internal Auditors have been meeting with management and our outside independent auditors (“Outside Auditors”) since 2019. During management’s remediation efforts in 2021, we met with our Internal Auditors and/or Outside Auditors on a periodic basis, and for periods of time, weekly or daily, to assess progress on remediation. Since January 2020, and as of December 31, 2021, we have made significant progress in strengthening our internal control over financial reporting, which has included the design and implementation of multiple new controls. We have designed approximately three hundred key controls and are substantially complete with our assessment of the implementation and operating effectiveness of approximately 90% of these controls in our control environment as of December 31, 2021. We will continue to identify and implement actions to improve the design and effectiveness of our internal control over financial reporting, including plans to enhance our resources and training, and to review such actions and progress with the Audit Committee.
In addition, we have taken, and continue to take, the actions described below to remediate the three remaining material weaknesses. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine we need to take additional measures to address control deficiencies or determine to modify the remediation efforts described in this section.
Management, with the oversight of the Audit Committee of the Board of Directors, has invested considerable time and resources over the last two years and has made meaningful progress to enhance our internal control over financial reporting and to address these material weaknesses, in each case as further described below.

Lack of Sufficient Accounting Personnel
To address the material weakness associated with the lack of sufficient personnel with an appropriate level of accounting knowledge, training and experience commensurate with our financial reporting requirements to appropriately analyze, record and disclose accounting matters timely and accurately, we have (i) hired personnel with the appropriate knowledge, experience, certification, training and education for all of the key positions in the financial reporting and accounting function, including a Chief Accounting Officer, Director of Technical Accounting and Director of Financial Reporting, (ii) improved accountability in the accounting organization with expanded policies and procedures, (iii) improved communication through weekly meetings conducted by the Chief Accounting Officer with her direct reports and monthly town hall meetings held by the accounting and finance functions, (iv) conducted routine staff training, and (v) hired a Director of Internal Audit and a Director of Internal Controls to deliver in-house expertise to all of our colleagues on designing and operating an effective control environment. We continue to evaluate personnel and staffing requirements of our rapidly growing business, entity level controls to support the overall control environment, and the design of segregation of duties. The lack of sufficient accounting personnel is significantly impacted by management’s ability to complete remediation of its other two material weaknesses.
Financial Accounting, Reporting and Disclosures
To address the material weakness associated with insufficient policies and procedures necessary to achieve complete compliance with COSO standards for accurate financial accounting, reporting and disclosures, we have: (i) purchased, designed, and implemented a new general ledger and account reconciliation tool to automate and standardize certain procedures, (ii) established policies and procedures to govern the completion and review of account reconciliations, including independent review, (iii) established policies and procedures to govern the posting and review of journal entries to our general ledger, (iv) delivered supplemental training to accounting staff with the objective of developing a thorough understanding of our account reconciliation and journal entry policies and review protocols, (v) designed and implemented new controls and enhancements to existing controls over the preparation, analysis and review of manual journal entries, significant account reconciliations and closing adjustments, and (vi) established policies and procedures regarding the preparation and review of financial statements and disclosures, including review by the Chief Accounting Officer and the Audit Committee. In addition, management continues to design and implement controls to test the completeness and accuracy of data and key reports. We will continue ongoing remediation efforts to implement changes to the design of our internal control over financial accounting, reporting and disclosures and the sustained operation of our controls over a period that is appropriate in order to conclude that the controls are operating effectively.
Information Technology General Controls
To address the material weakness associated with failure to design and maintain controls over the operating effectiveness of information technology (“IT”) general controls, we have (i) hired IT personnel with an appropriate level of knowledge and technical experience to design and maintain IT general controls, including hiring a Chief Digital & Information Officer, (ii) established policies and procedures for the design and operation of IT general controls, (iii) implemented an IT general controls framework, (iv) begun implementing a single-sign-on application to centralize system provisioning and de-provisioning, and (v) where necessary, we have identified, implemented, and documented IT general controls. We continue to evaluate the appropriate controls to design and maintain effective IT general controls supporting financial systems relevant to our financial reporting processes and the sustained operation of our controls over a period that is appropriate in order to conclude that the controls are operating effectively. We continue to evaluate staffing requirements and technology improvement opportunities to further address and achieve remediation.
Changes in Internal Control over Financial Reporting
Our remediation efforts were ongoing during the year ended December 31, 2021 and resulted in the remediation of a previously identified material weakness related to policies and procedures setting forth how management is to review, analyze, account for and disclose complex transactions as noted above, which included significant business combinations and the monitoring and adoption of new accounting pronouncements. Except with respect to the one remediated material weakness and our ongoing remediation efforts described above, there were no changes in our internal control over financial reporting that occurred during the year-ended December 31, 2021 that materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.
Notwithstanding the continuing existence of three material weaknesses with varying degrees of remediation, management concluded that the financial statements included in this Annual Report on Form 10-K, when read with the notes thereto, present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
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
10.1†
Employment Agreement, dated as of October 28, 2019, between Baldwin Risk Partners, LLC and Trevor L. Baldwin (incorporated herein by reference to Exhibit 10.1 of the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2020).

10.2†
Employment Agreement, dated as of September 9, 2019, between Baldwin Risk Partners, LLC and Christopher Stephens (incorporated herein by reference to Exhibit 10.10 of the registrant’s Form S-1 filed with the Securities and Exchange Commission on June 22, 2020).

10.3†
Amended and Restated Employment Agreement, dated as of October 28, 2019, between Baldwin Risk Partners, LLC and Daniel Galbraith (incorporated herein by reference to Exhibit 10.9 of the registrant’s Form S-1 filed with the Securities and Exchange Commission on June 22, 2020).

10.4†*	Amended and Restated Employment Agreement, dated as of October 28, 2019, between Baldwin Risk Partners, LLC and Bradford Hale.
10.5†*	Amendment No. 1 to Amended and Restated Employment Agreement, dated as of March 23, 2020, between Baldwin Risk Partners, LLC and Bradford Hale.
10.6†*	Amendment No. 2 to Amended and Restated Employment Agreement, dated as of April 1, 2021, between Baldwin Risk Partners, LLC and Bradford Hale.
10.7†
Amended and Restated Employment Agreement, dated as of October 28, 2019, between Baldwin Risk Partners, LLC and Kristopher Wiebeck (incorporated herein by reference to Exhibit 10.2 of the registrant’s Form 10-K filed with the Securities and Exchange Commission on March 24, 2020).

10.8†*	Amendment No. 1 to Amended and Restated Employment Agreement, dated as of April 1, 2021, between Baldwin Risk Partners, LLC and Kris Wiebeck.
10.9†*	Employment Agreement, dated as of April 1, 2021, between Baldwin Risk Partners, LLC and Corbyn Galloway.
10.10†
Employment Agreement, dated as of October 28, 2019, between Baldwin Risk Partners, LLC and John Valentine (incorporated herein by reference to Exhibit 10.3 of the registrant’s Form 10-K filed with the Securities and Exchange Commission on March 24, 2020).

10.11†*	Separation Agreement, dated as of September 8, 2021, between Baldwin Risk Partners, LLC and Christopher Stephens.
10.12†
BRP Group, Inc. Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.6 of the registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 23, 2019).

10.13†
Form of BRP Group, Inc. Omnibus Incentive Plan Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.7 of the registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 23, 2019).

Exhibit No.	Description of Exhibit
10.14†
BRP Group, Inc. Partnership Inducement Award Plan (as amended November 16, 2021) (incorporated herein by reference to Exhibit 99.1 of the registrant’s Registration Statement on Form S-8 (Registration No. 333-261126) filed with the Securities and Exchange Commission on November 16, 2021).

10.15
Third Amended and Restated Limited Liability Company Agreement of Baldwin Risk Partners, LLC, dated as of October 7, 2019, by and among Baldwin Risk Partners, LLC and its members (incorporated herein by reference to Exhibit 10.5 of the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2020).

10.16†
Form of Baldwin Risk Partners, LLC Restricted Unit Agreement (incorporated herein by reference to Exhibit 10.11 of the registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 23, 2019).

10.17†
Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on May 6, 2021).

10.18†
Form of Director and Executive Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.12 of the registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 23, 2019).

10.19
Stockholders Agreement, dated as of October 28, 2019, by and among BRP Group, Inc. and the other persons and entities party thereto (incorporated herein by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2019).

10.20
Registration Rights Agreement, dated October 28, 2019, by and among BRP Group, Inc. and the other persons and entities party thereto (incorporated herein by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2019).

10.21
Tax Receivable Agreement, dated October 28, 2019, by and among BRP Group, Inc., Baldwin Risk Partners, LLC and each of the other persons and entities party thereto (incorporated herein by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2019).

10.22
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

10.23
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

10.24
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

10.25
Amendment No. 3 to Credit Agreement, dated as of August 6, 2021, by and among Baldwin Risk Partners, LLC, a Delaware limited liability company, JPMorgan Chase Bank, N.A., as the Administrative Agent, the Guarantors party thereto, the Lenders party thereto and the Issuing Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2021).

10.26
Amendment No. 4 to Credit Agreement, dated as of December 16, 2021, by and among Baldwin Risk Partners, LLC, a Delaware limited liability company, JPMorgan Chase Bank, N.A., as the Administrative Agent, the Guarantors party thereto, the Lenders party thereto and the Issuing Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2021).

21*	List of Subsidiaries of BRP Group, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1*	Certification of the Registrant’s Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
31.2*	Certification of the Registrant’s Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32*	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description of Exhibit
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.4	Cover Page Interactive Data File (formatted in inline XBRL and included in Exhibit 101)
__________
*    Filed herewith
† Management contract or compensatory plan or arrangement.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRP GROUP, INC.

Date: March 1, 2022	By:	/s/ Trevor L. Baldwin
Trevor L. Baldwin
Chief Executive Officer

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lowry Baldwin	Chairman of the Board of Directors	March 1, 2022
Lowry Baldwin

/s/ Trevor Baldwin	Chief Executive Officer and Director	March 1, 2022
Trevor Baldwin	(Principal Executive Officer)

/s/ Philip Casey	Director	March 1, 2022
Philip Casey

/s/ Jay Cohen	Director	March 1, 2022
Jay Cohen

/s/ Corbyn Galloway	Chief Accounting Officer	March 1, 2022
Corbyn Galloway	(Principal Accounting Officer)

/s/ Bradford Hale	Chief Financial Officer	March 1, 2022
Bradford Hale	(Principal Financial Officer)

/s/ Joseph J. Kadow	Director	March 1, 2022
Joseph J. Kadow

/s/ Barbara Matas	Director	March 1, 2022
Barbara Matas

/s/ Sunita Parasuraman	Director	March 1, 2022
Sunita Parasuraman

/s/ Chris Sullivan	Director	March 1, 2022
Chris Sullivan

/s/ Kris Wiebeck	Chief Strategy Officer and Director	March 1, 2022
Kris Wiebeck

/s/ Myron Williams	Director	March 1, 2022
Myron Williams