Form 10-Q
period 2022-03-31
BRP Group, Inc.
filed 2022-05-10
CIK 1781755

_____________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
As of May 4, 2022, there were 59,094,187 shares of Class A common stock outstanding and 56,132,278 shares of Class B common stock outstanding.

BRP GROUP, INC.

Note Regarding Forward-Looking Statements
We have made statements in this report, including matters discussed under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part II, Item 1. Legal Proceedings, Part II, Item 1A. Risk Factors and in other sections of this report, that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed under Part II, Item 1A. Risk Factors. You should specifically consider the numerous risks outlined under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on March 1, 2022.
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

Commonly Used Defined Terms
The following terms have the following meanings throughout this Quarterly Report on Form 10-Q unless the context indicates or requires otherwise:
Amended LLC Agreement    Third Amended and Restated Limited Liability Company Agreement of Baldwin Risk Factors, LLC, as amended
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
MGA    Managing General Agent
MSI    Millennial Specialty Insurance, a 2019 Partner
JPM Credit Agreement    Credit Agreement, dated as of October 14, 2020, between Baldwin Risk Partners, LLC, as borrower, JPMorgan Chase Bank, N.A., as the Administrative Agent, the Guarantors party thereto, the Lenders party thereto and the Issuing Lenders party thereto, as amended by the Amendment No. 1 to Credit Agreement dated as of May 7, 2021, Amendment No. 2 to Credit Agreement dated as of June 2, 2021, Amendment No. 3 to Credit Agreement dated as of August 6, 2021, Amendment No. 4 to Credit Agreement dated as of December 16, 2021 and Amendment No. 5 to Credit Agreement dated as of March 28, 2022
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRP GROUP, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share and per share data)	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$156,811	$138,292
Restricted cash	87,097	89,445
Premiums, commissions and fees receivable, net	375,290	340,837
Prepaid expenses and other current assets	14,226	8,151
Due from related parties	1,757	1,668
Total current assets	635,181	578,393
Property and equipment, net	18,280	17,474
Right-of-use assets	83,014	81,646
Other assets	45,543	25,586
Intangible assets, net	927,605	944,467
Goodwill	1,232,399	1,228,741
Total assets	$2,942,022	$2,876,307
Liabilities, Mezzanine Equity and Stockholders’ Equity
Current liabilities:
Premiums payable to insurance companies	$309,257	$310,045
Producer commissions payable	52,314	41,833
Accrued expenses and other current liabilities	87,316	92,223
Related party notes payable	61,500	61,500
Current portion of contingent earnout liabilities	20,897	35,088
Total current liabilities	531,284	540,689
Revolving lines of credit	75,000	35,000
Long-term debt, less current portion	813,172	814,614
Contingent earnout liabilities, less current portion	206,950	223,501
Operating lease liabilities, less current portion	72,622	71,357
Other liabilities	3,959	3,590
Total liabilities	1,702,987	1,688,751
Commitments and contingencies (Note 12)
Mezzanine equity:
Redeemable noncontrolling interest	288	269
Stockholders’ equity:
Class A common stock, par value $0.01 per share, 300,000,000 shares authorized; 58,790,758 and 58,602,859 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	588	586
Class B common stock, par value $0.0001 per share, 100,000,000 shares authorized; 56,268,051 and 56,338,051 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	6	6
Additional paid-in capital	671,143	663,002
Accumulated deficit	(32,123)	(54,992)
Stockholder notes receivable	(175)	(219)
Total stockholders’ equity attributable to BRP Group, Inc.	639,439	608,383
Noncontrolling interest	599,308	578,904
Total stockholders’ equity	1,238,747	1,187,287
Total liabilities, mezzanine equity and stockholders’ equity	$2,942,022	$2,876,307
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

(in thousands)	March 31, 2022	December 31, 2021
Assets of Consolidated Variable Interest Entities That Can Only be Used to Settle the Obligations of Consolidated Variable Interest Entities:
Cash and cash equivalents	$150	$303
Premiums, commissions and fees receivable, net	398	272
Total current assets	548	575
Property and equipment, net	14	15
Other assets	5	5
Total assets	$567	$595
Liabilities of Consolidated Variable Interest Entities for Which Creditors Do Not Have Recourse to the Company:
Premiums payable to insurance companies	$133	$—
Producer commissions payable	5	41
Accrued expenses and other current liabilities	6	4
Total liabilities	$144	$45

See accompanying Notes to Condensed Consolidated Financial Statements. 6

BRP GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended March 31,
(in thousands, except share and per share data)	2022	2021
Revenues:
Commissions and fees	$242,848	$152,828

Operating expenses:
Commissions, employee compensation and benefits	153,750	89,375
Other operating expenses	36,442	16,875
Amortization expense	17,562	10,537
Change in fair value of contingent consideration	(5,632)	(1,503)
Depreciation expense	988	594
Total operating expenses	203,110	115,878

Operating income	39,738	36,950

Other income (expense):
Interest expense, net	(10,350)	(5,643)
Other income, net	15,451	—
Total other income (expense)	5,101	(5,643)

Net income	44,839	31,307
Less: net income attributable to noncontrolling interests	21,970	16,001
Net income attributable to BRP Group, Inc.	$22,869	$15,306

Comprehensive income	$44,839	$31,307
Comprehensive income attributable to noncontrolling interests	21,970	16,001
Comprehensive income attributable to BRP Group, Inc.	22,869	15,306

Basic earnings per share	$0.41	$0.35
Diluted earnings per share	$0.39	$0.33
Weighted-average shares of Class A common stock outstanding - basic	55,719,803	44,255,011
Weighted-average shares of Class A common stock outstanding - diluted	58,715,825	45,783,086

See accompanying Notes to Condensed Consolidated Financial Statements. 7

BRP GROUP, INC.
Condensed Consolidated Statements of Stockholders’ Equity and Mezzanine Equity
(Unaudited)

For the Three Months Ended March 31, 2022
	Stockholders’ Equity									Mezzanine Equity
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholder Notes Receivable	Non-controlling Interest	Total	Redeemable Non-controlling Interest
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2021	58,602,859	$586	56,338,051	$6	$663,002	$(54,992)	$(219)	$578,904	$1,187,287	$269
Net income	—	—	—	—	—	22,869	—	21,951	44,820	19
Share-based compensation, net of forfeitures	117,899	1	—	—	7,508	—	—	(913)	6,596	—
Redemption of Class B common stock	70,000	1	(70,000)	—	633	—	—	(634)	—	—
Repayment of stockholder notes receivable	—	—	—	—	—	—	44	—	44	—
Balance at March 31, 2022	58,790,758	$588	56,268,051	$6	$671,143	$(32,123)	$(175)	$599,308	$1,238,747	$288

For the Three Months Ended March 31, 2021
	Stockholders’ Equity									Mezzanine Equity
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholder Notes Receivable	Non-controlling Interest	Total	Redeemable Non-controlling Interest
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2020	44,953,166	$450	49,828,383	$5	$392,139	$(24,346)	$(465)	$402,087	$769,870	$98
Net income	—	—	—	—	—	15,306	—	15,974	31,280	27
Equity issued in business combinations	154,132	2	—	—	3,632	—	—	(1,175)	2,459	—
Share-based compensation, net of forfeitures	705,674	7	—	—	2,245	—	—	237	2,489	—
Redemption of Class B common stock	112,739	1	(112,739)	—	869	—	—	(870)	—	—
Repayment of stockholder notes receivable	—	—	—	—	—	—	116	—	116	—
Balance at March 31, 2021	45,925,711	$460	49,715,644	$5	$398,885	$(9,040)	$(349)	$416,253	$806,214	$125

See accompanying Notes to Condensed Consolidated Financial Statements. 8

BRP GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2022	2021
Cash flows from operating activities:
Net income	$44,839	$31,307
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	18,550	11,131
Change in fair value of contingent consideration	(5,632)	(1,503)
Share-based compensation expense	7,564	3,542
Amortization of deferred financing costs	1,286	693
Change in fair value of interest rate caps	(15,810)	—
Payment of contingent earnout consideration in excess of purchase price accrual	(11,117)	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Premiums, commissions and fees receivable, net	(35,359)	(50,364)
Prepaid expenses and other current assets	(8,908)	(467)
Due to/from related parties	(89)	174
Right-of-use assets	(1,368)	(54,856)
Accounts payable, accrued expenses and other current liabilities	627	7,751
Operating lease liabilities	1,984	55,879
Net cash provided by (used in) operating activities	(3,433)	3,287
Cash flows from investing activities:
Capital expenditures	(1,793)	(1,000)
Investment in business venture	(639)	—
Cash consideration paid for asset acquisitions, net of cash received	(700)	—
Cash consideration paid for business combinations, net of cash received	—	(17,358)
Net cash used in investing activities	(3,132)	(18,358)
Cash flows from financing activities:
Payment of contingent earnout consideration up to amount of purchase price accrual	(13,993)	—
Proceeds from revolving line of credit	40,000	—
Payments on long-term debt	(2,127)	(1,000)
Payments of debt issuance costs	(1,188)	(59)
Purchase of interest rate caps	—	(3,461)
Proceeds from repayment of stockholder notes receivable	44	116
Net cash provided by (used in) financing activities	22,736	(4,404)
Net increase (decrease) in cash and cash equivalents and restricted cash	16,171	(19,475)
Cash and cash equivalents and restricted cash at beginning of period	227,737	142,022
Cash and cash equivalents and restricted cash at end of period	$243,908	$122,547

See accompanying Notes to Condensed Consolidated Financial Statements. 9

BRP GROUP, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2022	2021
Supplemental schedule of cash flow information:
Cash paid during the period for interest	$9,049	$5,765
Disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$5,336	$—
Increase in goodwill resulting from measurement period adjustments for prior year business combinations	3,658	—
Noncash debt issuance costs incurred	92	—
Contingent earnout liabilities assumed in business combinations	—	6,711
Equity issued in business combinations	—	2,459
Capital expenditures incurred but not yet paid	—	244

See accompanying Notes to Condensed Consolidated Financial Statements. 10

BRP GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Business and Basis of Presentation
BRP Group, Inc. (“BRP Group” or the “Company”) was incorporated in the state of Delaware on July 1, 2019. BRP Group is a diversified insurance agency and services organization that markets and sells insurance products and services to its customers throughout the U.S. A significant portion of the Company’s business is concentrated in the Southeastern U.S. with several other regional concentrations. BRP Group and its subsidiaries operate through four Operating Groups, including Middle Market, Specialty, MainStreet, and Medicare, which are discussed in more detail in Note 13.
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
The Company has prepared these condensed consolidated financial statements in accordance with Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“Topic 810”). Topic 810 requires that if an enterprise is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity should be included in the consolidated financial statements of the enterprise. The Company has recognized certain entities as variable interest entities of which the Company is the primary beneficiary and has included the accounts of these entities in the consolidated financial statements. Refer to Note 2 for additional information regarding the Company’s variable interest entities.
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
Unaudited Interim Financial Reporting
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all the information and related notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting of recurring accruals, considered necessary for fair statement have been included. The accompanying balance sheet for the year ended December 31, 2021 was derived from audited financial statements, but does not include all disclosures required by GAAP. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2022.
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

Changes in Presentation
Certain prior year amounts have been reclassified to conform to current year presentation. The company reclassified its wealth business revenue from other income to consulting and service fee revenue in the disaggregated revenue table (Note 3).
Recent Accounting Pronouncements
In October 2021, the FASB issued Accounting Standards Update (“ASU”) No. 2021-08, Business Combinations (Topic 805)—Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”) to improve the accounting for acquired revenue contracts with customers in business combination by addressing diversity in practice and inconsistency related to (i) the recognition of an acquired contract liability and (ii) payment terms and their effect on subsequent revenue recognized by the acquirer. ASU 2021-08 requires that, at acquisition date, an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”) as if it had originated the contracts, while also taking into account how the acquiree applied Topic 606. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the full effect that the adoption of this standard will have on its consolidated financial statements.
Adoption of the Lease Accounting Standard Under Topic 842
On December 31, 2021, the Company adopted ASU No. 2016-02, Leases (“Topic 842”) in connection with the loss of its emerging growth company status. Topic 842 was adopted effective January 1, 2021 (the “adoption date”) on a modified retrospective basis, under which the Company applied the new guidance to leases existing at, or entered into after, the adoption date. The Company adjusted its previously reported consolidated financial statements effective January 1, 2021 in its Form 10-K for the year ended December 31, 2021 without filing amendments to its previously filed quarterly reports on Form 10-Q for the same year. Accordingly, our prior period condensed consolidated financial statements and information, as presented herein, have been restated to conform to the new standard.
The following table summarizes the effects of adopting ASC 842 on our condensed consolidated statement of comprehensive income for the three months ended March 31, 2021:

(in thousands, except per share data)	As Previously Reported	Effect of Adoption of Topic 842	As Adjusted
Operating expenses:
Other operating expenses	$17,568	$(693)	$16,875
Total operating expenses	116,571	(693)	115,878
Operating income	36,257	693	36,950
Net income	30,614	693	31,307
Net income attributable to BRP Group, Inc.	14,613	693	15,306
Basic earnings per share	$0.33	$0.02	$0.35
Diluted earnings per share	$0.32	$0.01	$0.33

The following table summarizes the effects of adopting ASC 842 on our condensed consolidated statement of cash flows for the three months ended March 31, 2021:

(in thousands)	As Previously Reported	Effect of Adoption of Topic 842	As Adjusted
Cash flows from operating activities:
Net income	$30,614	$693	$31,307
Changes in operating assets and liabilities, net of effect of acquisitions:
Prepaid expenses and other current assets	(636)	169	(467)
Right-of-use assets	—	(54,856)	(54,856)
Accounts payable, accrued expenses and other current liabilities	9,636	(1,885)	7,751
Operating lease liabilities	—	55,879	55,879
2. Variable Interest Entities
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
The Company determined that it is the primary beneficiary of its VIEs, which, at March 31, 2022 and December 31, 2021, include Laureate Insurance Partners, LLC (“Laureate”), BKS Smith, LLC (“Smith”), BKS MS, LLC (“Saunders”) and BKS Partners Galati Marine Solutions, LLC (“Galati”). The Company has consolidated its VIEs into the consolidated financial statements.
Total revenues and expenses of the Company’s consolidated VIEs included in the condensed consolidated statements of comprehensive income were $0.3 million and $0.3 million, respectively, for the three months ended March 31, 2022 and $0.2 million and $0.2 million, respectively, for the three months ended March 31, 2021.
The assets of the consolidated VIEs can only be used to settle the obligations of the consolidated VIEs and the creditors of the liabilities of the consolidated VIEs do not have recourse to the Company.
3. Revenue
The following table provides disaggregated commissions and fees revenue by major source:

	For the Three Months Ended March 31,
(in thousands)	2022	2021
Direct bill revenue (1)	$131,660	$94,505
Agency bill revenue (2)	73,177	35,340
Profit-sharing revenue (3)	15,012	10,292
Consulting and service fee revenue (4)	14,337	7,007
Policy fee and installment fee revenue (5)	5,708	4,476
Other income (6)	2,954	1,208
Total commissions and fees	$242,848	$152,828
__________
(1)    Direct bill revenue represents commission revenue earned by facilitating the arrangement between individuals or businesses and Insurance Company Partners by providing insurance placement services to Clients, primarily for private risk management, commercial risk management, employee benefits and Medicare insurance types.

(2)    Agency bill revenue primarily represents commission revenue earned by facilitating the arrangement between individuals or businesses and Insurance Company Partners by providing insurance placement services to Clients. The Company acts as an agent on behalf of the Client.
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
4. Contract Assets and Liabilities
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

(in thousands)	March 31, 2022	December 31, 2021
Contract assets	$206,193	$168,550
Contract liabilities	22,059	18,178
During the three months ended March 31, 2022, the Company recognized revenue of $14.2 million related to the contract liabilities balance at December 31, 2021.

5. Deferred Commission Expense
The Company pays an incremental amount of compensation in the form of producer commissions on new business. In accordance with ASC Topic 340, Other Assets and Deferred Costs, these incremental costs are deferred and amortized over five years, which represents management’s estimate of the average benefit period for new business. Deferred commission expense represents employee commissions that are capitalized and not yet expensed and are included in other assets on the condensed consolidated balance sheets. The table below provides a rollforward of deferred commission expense for the periods presented:

	For the Three Months Ended March 31,
(in thousands)	2022	2021
Balance at beginning of period	$11,336	$4,751
Costs capitalized	3,630	835
Amortization	(927)	(422)
Balance at end of period	$14,039	$5,164
6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

(in thousands)	March 31, 2022	December 31, 2021
Contract liabilities	$22,059	$18,178
Accrued expenses	13,310	9,731
Current portion of operating lease liabilities	13,239	12,520
Deferred consideration payments	9,941	12,355
Current portion of long-term debt	8,521	8,521
Accrued compensation and benefits	9,929	22,460
Tax distribution payable	5,072	5,072
Other	5,245	3,386
Accrued expenses and other current liabilities	$87,316	$92,223
7. Long-Term Debt
As of December 31, 2021, the Company’s credit agreement with JPMorgan Chase Bank, N.A., provided for senior secured credit facilities in an aggregate principal amount of $1.325 billion (the "JPM Credit Agreement"), which consisted of (i) a term loan facility in the principal amount of $850.0 million maturing in 2027 (the “Term Loan B”) and (ii) a revolving credit facility with commitments in an aggregate principal amount of $475.0 million maturing in 2025 (the “Revolving Facility”).
On March 28, 2022, the Company entered into Amendment No. 5 to the JPM Credit Agreement, under which (i) the aggregate principal amount of the Revolving Facility was increased from $475.0 million to $600.0 million, (ii) the interest rate on the Revolving Facility changed to the Secured Overnight Financing Rate (“SOFR”), plus a credit spread adjustment of 10 basis points (“bps”), plus an amount between 200 bps and 300 bps based on the total net leverage ratio, (iii) the total net leverage ratio covenant increased to 7.0x consolidated EBITDA and (iv) the maturity of the Revolving Facility was extended to April 1, 2027. The other terms of the Revolving Facility and the terms of the Term Loan B remained unchanged. The JPM Credit Agreement provides for a benchmark replacement to SOFR such that there are no material contract modifications resulting from a transition from the London Interbank Offered Rate (“LIBOR”).
The Term Loan B bears interest at LIBOR plus 350 bps, subject to a LIBOR floor of 50 bps. At March 31, 2022, the outstanding borrowings on the Term Loan B were $844.5 million and had an applicable interest rate of 4.00%. The outstanding borrowings on the Revolving Facility of $75.0 million had an applicable interest rate of 3.35% at March 31, 2022. The Revolving Facility is also subject to a commitment fee of 0.40% on the unused capacity at March 31, 2022.
On April 28, 2022, the Company borrowed an additional $380.0 million under the Revolving Facility for general working capital purposes and to fund certain closing cash and post-closing contingent consideration payments for the Westwood Partnership as discussed further in Note 14.

The JPM Credit Agreement requires the Company to meet certain financial covenants and comply with customary affirmative and negative covenants as listed in the underlying agreement. The Company was in compliance with these covenants at March 31, 2022.
Interest Rate Caps
The Company enters into interest rate caps to mitigate its exposure to interest rate risk by limiting the impact of interest rate changes on cash flows. The interest rate caps are recorded at an aggregate fair value of $22.1 million and $6.3 million at March 31, 2022 and December 31, 2021, respectively, and are included as a component of other assets on the condensed consolidated balance sheets. The Company recorded a fair value gain of $15.8 million related to the interest rate caps for the three months ended March 31, 2022, which is included as a component of other income, net in the condensed consolidated statements of comprehensive income.
8. Related Party Transactions
Notes Payable
In September 2021, the Company accelerated recognition of MSI’s maximum contingent earnout and entered into notes payable agreements with each of MSI’s shareholders for a combined principal amount of $61.5 million. The related party notes bear no interest and were subsequently paid in full in April 2022 as discussed in Note 14.
Commission Revenue
The Company serves as a broker for Holding Company of the Villages, Inc. (“The Villages”) and certain affiliated entities. Commission revenue recorded as a result of transactions with The Villages was $1.1 million and $0.6 million for the three months ended March 31, 2022 and 2021, respectively.
Commissions Expense
A brother of Lowry Baldwin, our Board Chair, earned $0.1 million from the Company in Risk Advisor commissions during the three months ended March 31, 2022.
Rent Expense
The Company has various agreements to lease office space from wholly-owned subsidiaries of The Villages. Total rent expense incurred with respect to The Villages and its wholly-owned subsidiaries was $0.1 million for each of the three months ended March 31, 2022 and 2021.
The Company has various agreements to lease office space from other related party entities. Total rent expense incurred with respect to related parties other than The Villages was $0.9 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively.
9. Share-Based Compensation
Omnibus Incentive Plan and Partnership Inducement Award Plan
The Company has an Omnibus Incentive Plan (the “Omnibus Plan”) and a Partnership Inducement Award Plan (the “Inducement Plan” and collectively, the “Plans”) to motivate and reward Colleagues and other individuals, including those who join the Company through Partnerships, to perform at the highest level and contribute significantly to the Company’s success, thereby furthering the best interests of its shareholders. The Omnibus Plan and the Inducement Plan provide for the Company to make awards of 6,142,862 and 3,000,000 shares of Class A common stock, respectively, at March 31, 2022.
During the three months ended March 31, 2022, the Company made awards of restricted stock, unrestricted stock and performance-based restricted stock units under the Plans to its non-employee directors, Colleagues and executive officers. Shares of unrestricted stock issued to directors during the three months ended March 31, 2022 were vested upon issuance while restricted stock issued to Colleagues, Risk Advisors and executive officers generally either cliff vest after 3 to 4 years or vest ratably over 3 to 5 years.

The following table summarizes the activity for non-vested awards granted by the Company under the Plans:

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at December 31, 2021	3,215,731	$28.83
Granted	339,268	34.13
Vested and settled	(190,476)	29.36
Forfeited	(28,035)	25.54
Outstanding at March 31, 2022	3,336,488	29.39
The total fair value of shares that vested and settled under the Plans was $5.6 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively.
Share-based compensation includes expense recognized for management incentive units and advisor incentives, in addition to issuances under the Plans. The Company recognizes share-based compensation expense for the Plans net of actual forfeitures. The Company recorded total share-based compensation expense of $7.6 million and $3.5 million for the three months ended March 31, 2022 and 2021, respectively, which is included in commissions, employee compensation and benefits expense in the condensed consolidated statements of comprehensive income.
10. Earnings Per Share
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

	For the Three Months Ended March 31,
	2022	2021
Shares of Class B common stock	56,268,051	49,715,644
The shares of Class B common stock do not share in the earnings or losses attributable to BRP Group, and therefore, are not participating securities. Accordingly, a separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been included.

The following is a calculation of the basic and diluted weighted-average number of shares of Class A common stock outstanding and earnings per share for the periods presented.

	For the Three Months Ended March 31,
(in thousands, except per share data)	2022	2021
Basic earnings per share:
Net income attributable to BRP Group, Inc.	$22,869	$15,306
Shares used for basic earnings per share:
Weighted-average shares of Class A common stock outstanding - basic	55,720	44,255
Basic earnings per share	$0.41	$0.35

Diluted earnings per share:
Net income attributable to BRP Group, Inc.	$22,869	$15,306
Shares used for diluted earnings per share:
Weighted-average shares of Class A common stock outstanding	55,720	44,255
Dilutive effect of unvested restricted shares of Class A common stock	2,996	1,528
Weighted-average shares of Class A common stock outstanding - diluted	58,716	45,783
Diluted earnings per share	$0.39	$0.33
11. Fair Value Measurements
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

(in thousands)	March 31, 2022	December 31, 2021
Level 2
Interest rate caps	$22,148	$6,338
Level 2 Assets	$22,148	$6,338
Level 3
Contingent earnout liabilities	$227,847	$258,589
Level 3 Liabilities	$227,847	$258,589

Methodologies used for assets and liabilities measured at fair value on a recurring basis within Level 3 of the fair value hierarchy at March 31, 2022 and December 31, 2021 are based on limited unobservable inputs. These methods may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.
The fair value of interest rate caps was $22.1 million at March 31, 2022. The fair value of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.
The fair value of contingent earnout liabilities is based on sales projections for the acquired entities, which are reassessed each reporting period. Based on the Company’s ongoing assessment of the fair value of its contingent earnout liabilities, the Company recorded a net decrease in the estimated fair value of such liabilities of $5.6 million for the three months ended March 31, 2022. The Company has assessed the maximum estimated exposure to the contingent earnout liabilities to be approximately $1.0 billion at March 31, 2022.
The Company measures contingent earnout liabilities at fair value at each reporting period using significant unobservable inputs classified within Level 3 of the fair value hierarchy. The Company uses a probability weighted value analysis as a valuation technique to convert future estimated cash flows to a single present value amount. The significant unobservable inputs used in the fair value measurements are sales projections over the earnout period, and the probability outcome percentages assigned to each scenario. Significant increases or decreases to either of these inputs would result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent earnout liabilities. Ultimately, the liability will be equivalent to the amount settled, and the difference between the fair value estimate and amount settled will be recorded in earnings for business combinations, or as a reduction of the cost of the assets acquired for asset acquisitions.
The fair value of the contingent earnout liabilities is based on the present value of the expected future payments to be made to Partners in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, the Company estimates the Partner’s future performance using financial projections developed by management for the Partner and market participant assumptions that were derived for revenue growth, profitability based on earnings before interest, taxes, depreciation and amortization (“EBITDA”), or the number of rental units tracked. Revenue and EBITDA growth rates generally ranged from 5% to 23% at March 31, 2022 and from 5% to 22% at December 31, 2021. The Company estimates future payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. These payments are discounted to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of the Partner to achieve the targets. These discount rates generally ranged from 6.25% to 16.50% at March 31, 2022 and from 5.00% to 15.50% at December 31, 2021. Changes in financial projections, market participant assumptions for revenue growth and profitability, or the risk-adjusted discount rate, would result in a change in the fair value of contingent consideration.
The following table sets forth a summary of the changes in the fair value of the Company’s contingent earnout liabilities, which are measured at fair value on a recurring basis utilizing Level 3 assumptions in their valuation:

	For the Three Months Ended March 31,
(in thousands)	2022	2021
Balance at beginning of period	$258,589	$164,819
Settlement of contingent consideration	(25,110)	—
Change in fair value of contingent consideration	(5,632)	(1,503)
Fair value of contingent consideration issuances	—	1,967
Balance at end of period	$227,847	$165,283

Fair Value of Other Financial Instruments
The fair value of long-term debt and the revolving lines of credit is classified as Level 2 within the fair value hierarchy. Fair value is based on an estimate using a discounted cash flow analysis based on current borrowing rates for similar types of borrowing arrangements. The fair value of long-term debt and the revolving lines of credit was approximately $826.8 million and $904.1 million at March 31, 2022 and December 31, 2021, respectively, compared to outstanding principal amounts of $919.5 million and $881.6 million, respectively. These outstanding principal amounts do not reflect unamortized debt discount and issuance costs of $22.8 million and $23.5 million at March 31, 2022 and December 31, 2021, respectively, which are netted against long-term debt for balance sheet presentation.
12. Commitments and Contingencies
The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
13. Segment Information
BRP Group’s business is divided into four Operating Groups: Middle Market, Specialty, MainStreet, and Medicare.
•The Middle Market Operating Group provides expertly-designed commercial risk management, employee benefits solutions and private risk management for mid-to-large size businesses and high net worth individuals, as well as their families.
•The Specialty Operating Group consists of two distinct businesses. Our specialty wholesale broker businesses delivers specialty insurers, professionals, individuals and niche industry businesses expanded access to exclusive specialty markets, capabilities and programs requiring complex underwriting and placement. Specialty also houses our MGA of the Future platform, in which we manufacture proprietary, technology enabled insurance product that is then distributed (in many instances via technology and/or API integrations) internally via our Risk Advisors in Middle Market and MainStreet and externally via select distribution partners, with a focus on sheltered channels where our product delivers speed, ease of use and certainty of execution, an example of which is our national embedded renter’s insurance product sold at point of lease via integrations with property management software providers.
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

	For the Three Months Ended March 31, 2022
(in thousands)	Middle Market	Specialty	MainStreet	Medicare	Corporate and Other	Total
Commissions and fees (1)	$171,403	$49,523	$9,277	$13,681	$(1,036)	$242,848
Net income (loss)	54,887	5,318	(1,858)	4,300	(17,808)	44,839
__________
(1)    During the three months ended March 31, 2022, the Middle Market Operating Group recorded intercompany commissions and fees revenue from activity with the Specialty Operating Group of $0.3 million; the Specialty Operating Group recorded intercompany commissions and fees revenue from activity with itself of $0.1 million; the MainStreet Operating Group recorded intercompany commissions and fees revenue from activity with the Middle Market and Specialty Operating Groups of less than $0.1 million; and the Medicare Operating Group recorded intercompany commissions and fees revenue from activity with itself of $0.6 million. These intercompany commissions and fees are eliminated through Corporate and Other.

	For the Three Months Ended March 31, 2021
(in thousands)	Middle Market	Specialty	MainStreet	Medicare	Corporate and Other	Total
Commissions and fees (1)	$110,555	$25,082	$8,222	$9,452	$(483)	$152,828
Net income (loss)	41,879	1,887	1,351	2,317	(16,127)	31,307
__________
(1)    During the three months ended March 31, 2021, the Middle Market Operating Group recorded intercompany commissions and fees revenue from activity with the Specialty Operating Group of $0.4 million; the MainStreet Operating Group recorded intercompany commissions and fees revenue from activity with the Middle Market Operating Group of less than $0.1 million; and the Medicare Operating Group recorded intercompany commissions and fees revenue from activity with itself of $0.1 million. These intercompany commissions and fees are eliminated through Corporate and Other.

(in thousands)	Middle Market	Specialty	MainStreet	Medicare	Corporate and Other	Total
Total assets at March 31, 2022	$2,152,236	$530,987	$59,417	$50,737	$148,645	$2,942,022
Total assets at December 31, 2021	2,142,485	549,662	61,322	56,472	66,366	2,876,307
14. Subsequent Events
On April 1, 2022, the Company paid $61.5 million to satisfy its obligations under its related party notes payable.
On April 29, 2022, the Company acquired all of the outstanding equity interests of Westwood Insurance Agency (“Westwood”) for upfront consideration consisting of $385.0 million of cash (which was reduced by the value of shares of Class A common stock issued to Westwood colleagues in connection with the Partnership). Westwood will also have the opportunity to receive additional contingent consideration payable in cash. The Partnership brings to the Company a leading tech-enabled, personal lines agency with specialization in builder-sourced homeowners insurance. The Company has not yet completed its evaluation and determination of consideration paid and assets and liabilities acquired for this business combination in accordance with ASC Topic 805, Business Combinations.
On April 28, 2022, the Company borrowed an additional $380.0 million under the Revolving Facility for general working capital purposes and to fund certain closing cash and post-closing contingent consideration payments for the Westwood Partnership. As of the date of this filing, the amount outstanding under the Revolving Facility is $530.0 million and the remaining availability for borrowing is $70.0 million.
On May 5, 2022, the Company sold its $300.0 million notional, 2.50% interest rate cap expiring March 8, 2026 and two $100.0 million notional, 3.00% interest rate caps expiring August 13, 2028 for proceeds of $19.0 million. The Company recognized a $3.2 million gain related to the sale during the second quarter of 2022. The Company retained its $300.0 million, 1.50% interest rate cap expiring on March 10, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 1, 2022. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A. Risk Factors and Note Regarding Forward-Looking Statements included elsewhere in this Quarterly Report on Form 10-Q and under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on March 1, 2022.
THE COMPANY
BRP Group, Inc. (“BRP Group,” the “Company,” “we,” “us” or “our”) is an independent insurance distribution firm delivering tailored insurance and risk management insights and solutions that give our Clients the peace of mind to pursue their purpose, passion and dreams. We support our Clients, Colleagues, Insurance Company Partners and communities through the deployment of vanguard resources, technology and capital to drive organic and inorganic growth. When we consistently execute for these key stakeholders, we believe that the outcome is an increase in value for our fifth stakeholder, our shareholders. We are innovating the industry by taking a holistic and tailored approach to risk management, insurance and employee benefits. Our growth plan includes continuing to recruit, train and develop industry leading talent, continuing to add geographic representation, insurance product expertise and end-client industry expertise via our Partnership strategy, and the continued buildout of our MGA of the Future platform, which delivers proprietary, technology-enabled insurance solutions to our internal Risk Advisors as well as to a growing channel of external distribution partners. We are a destination employer supported by an award-winning culture, powered by exceptional people and fueled by industry-leading growth and innovation.
We represent over 1,200,000 Clients across the United States and internationally. Our more than 3,300 Colleagues include over 520 Risk Advisors, who are fiercely independent, relentlessly competitive and “insurance geeks.” We have approximately 125 offices in 21 states, all of which are equipped to provide diversified products and services to empower our Clients at every stage through our four Operating Groups.
•Middle Market provides expertly-designed commercial risk management, employee benefits solutions and private risk management for mid-to-large-size businesses and high net worth individuals, as well as their families.
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
•Specialty consists of two distinct businesses. Our specialty wholesale broker businesses deliver specialty insurers, professionals, individuals and niche industry businesses expanded access to exclusive specialty markets, capabilities and programs requiring complex underwriting and placement. Specialty also houses our MGA of the Future platform, in which we deliver proprietary, technology enabled insurance products that are then distributed (in many instances via technology and/or API integrations) internally via our Risk Advisors in Middle Market and MainStreet and externally via select distribution partners, with a focus on sheltered channels where our products deliver speed, ease of use and certainty of execution, and example of which is our national embedded renter’s insurance product sold at point of lease via integrations with property management software providers.
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

Seasonality
The insurance brokerage market is seasonal and our results of operations are somewhat affected by seasonal trends. Our Adjusted EBITDA and Adjusted EBITDA Margins are typically highest in the first quarter and lowest in the fourth quarter. This variation is primarily due to fluctuations in our revenues, while overhead remains consistent throughout the year. Our revenues are generally highest in the first quarter due to the impact of contingent payments received in the first quarter from Insurance Company Partners that we cannot readily estimate before receipt without the risk of significant reversal and a higher degree of first quarter policy commencements and renewals in Medicare and certain Middle Market lines of business such as employee benefits and commercial. In addition, a higher proportion of our first quarter revenue is derived from our highest margin businesses. As discussed further below, the ongoing COVID-19 pandemic may continue to skew these general trends due to reduced amounts of new business and reductions in business from existing Clients related to the pandemic.
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
We completed two Partnerships for an aggregate purchase price of $26.7 million during the three months ended March 31, 2021. We did not complete any Partnerships during the three months ended March 31, 2022.
We entered into Amendment No. 5 to the JPM Credit Agreement in March 2022 for an upsize of the aggregate principal amount of the revolving credit facility thereunder from $475.0 million to $600.0 million. This transaction provided us incremental capacity to assist in funding our Partnership pipeline with a reduction in our cost of capital.
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
We intend to continue to execute on our strategic plans and operational initiatives during the pandemic. However, given the uncertainty regarding the spread and severity of COVID-19 and its variant strains, the duration and scope of government measures, the nature of societal responses and the adverse effects on the national and global economy, the related financial impact on our business cannot be accurately predicted at this time. See Part I, Item 1A. “Risk Factors—The continued adverse effects of the COVID-19 pandemic and an indeterminate recovery period could result in declines in business and increases in claims that could adversely affect our business, financial condition and results of operations” in our Annual Report on Form 10-K filed with the SEC on March 1, 2022.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements for the three months ended March 31, 2022 and the related notes and other financial information included elsewhere in this report. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on March 1, 2022.
The following is a discussion of our consolidated results of operations for the three months ended March 31, 2022 and 2021.

	For the Three Months Ended March 31,
(in thousands)	2022	2021	Variance
Revenues:
Commissions and fees	$242,848	$152,828	$90,020

Operating expenses:
Commissions, employee compensation and benefits	153,750	89,375	64,375
Other operating expenses	36,442	16,875	19,567
Amortization expense	17,562	10,537	7,025
Change in fair value of contingent consideration	(5,632)	(1,503)	(4,129)
Depreciation expense	988	594	394
Total operating expenses	203,110	115,878	87,232

Operating income	39,738	36,950	2,788

Other income (expense):
Interest expense, net	(10,350)	(5,643)	(4,707)
Other income, net	15,451	—	15,451
Total other income (expense)	5,101	(5,643)	10,744

Net income	44,839	31,307	13,532
Less: net income attributable to noncontrolling interests	21,970	16,001	5,969
Net income attributable to BRP Group, Inc.	$22,869	$15,306	$7,563

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
Commissions and fees increased $90.0 million for the three months ended March 31, 2022 as compared to the same period of 2021. This increase was related to amounts attributable to Partners acquired during 2021 and 2022 prior to their having reached the twelve-month owned mark (such amounts, the “Partnership Contribution”) and organic growth. The Partnership Contribution accounted for $64.8 million of the increase to commissions and fees for the quarter, and organic growth accounted for $25.2 million of the increase for the quarter.
Major Sources of Commissions and Fees
The following table sets forth our commissions and fees by major source for the periods indicated:

	For the Three Months Ended March 31,
(in thousands)	2022	2021	Variance
Direct bill revenue	$131,660	$94,505	$37,155
Agency bill revenue	73,177	35,340	37,837
Profit-sharing revenue	15,012	10,292	4,720
Consulting and service fee revenue	14,337	7,007	7,330
Policy fee and installment fee revenue	5,708	4,476	1,232
Other income	2,954	1,208	1,746
Total commissions and fees	$242,848	$152,828	$90,020
Direct bill revenue represents commission revenue earned by providing insurance placement services to Clients, primarily for private risk management, commercial risk management, employee benefits and Medicare insurance types. Direct bill revenue increased by $37.2 million for the three months ended March 31, 2022 as compared to the same period of 2021. The Partnership Contribution accounted for $25.7 million of the increase to direct bill revenue for the quarter. Organic growth for direct bill revenue was $11.5 million for the quarter.
Agency bill revenue primarily represents commission revenue earned by providing insurance placement services to clients wherein we act as an agent on behalf of the Client. Agency bill revenue increased $37.8 million for the three months ended March 31, 2022 as compared to the same period of 2021. The Partnership Contribution accounted for $27.7 million of the increase to agency bill revenue for the quarter. Organic growth for agency bill revenue was $10.1 million for the quarter.
Profit-sharing revenue represents bonus-type or contingent revenue that is earned by us as a sales incentive provided by certain Insurance Company Partners. Profit-sharing revenue increased $4.7 million for the three months ended March 31, 2022 as compared to the same period of 2021 as a result of the Partnership Contribution of $3.6 million and organic growth of $1.1 million. Profit-sharing revenue was affected by higher loss ratios in our Middle Market and MainStreet Operating Groups, which is particularly acute in the Florida homeowners marketplace.
Consulting and service fee revenue represents fees received in lieu of a commission and specialty insurance consulting revenue. Consulting and service fee revenue increased $7.3 million for the three months ended March 31, 2022 as compared to the same period of 2021 as a result of the Partnership Contribution of $6.1 million and organic growth of $1.2 million.
Policy fee and installment fee revenue represents revenue earned for acting in the capacity of an MGA and providing payment processing and services and other administrative functions on behalf of Insurance Company Partners. Policy fee and installment fee revenue increased $1.2 million during the three months ended March 31, 2022 as compared to the same period of 2021 primarily due to organic growth. These fees are generated by our Specialty Operating Group.

Commissions, Employee Compensation and Benefits
Commissions, employee compensation and benefits is our largest expense. It consists of (a) base compensation comprising salary, bonuses and benefits paid and payable to Colleagues, commissions paid to Colleagues and outside commissions paid to others; and (b) equity-based compensation associated with the grants of restricted and unrestricted stock awards to senior management, Colleagues, Risk Advisors and directors. We expect to continue to experience a general rise in commissions, employee compensation and benefits expense commensurate with expected growth in our revenue and headcount. We operate in competitive markets for human capital and need to maintain competitive compensation levels as we expand geographically and create new products and services.
Our compensation arrangements with our employees contain significant bonus or commission components driven by the results of our operations. Therefore, as we grow commissions and fees, we expect compensation costs to rise.
Commissions, employee compensation and benefits expenses increased $64.4 million for the three months ended March 31, 2022 as compared to the same period of 2021. The Partnership Contribution accounted for $36.9 million of the increase to commissions, employee compensation and benefits for the quarter. Share-based compensation expense increased $4.0 million, as a result of equity grants awarded to all newly hired Colleagues, including those who joined us through Partnerships, and grants to reward Colleagues, including members of senior management. The remaining increase in commissions, employee compensation and benefits expense can be attributed to higher commissions expense relating to our organic growth and higher compensation and benefits relating to hiring to support our growth.
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
Other operating expenses increased $19.6 million for the three months ended March 31, 2022, which was primarily attributable to increases in professional fees of $4.8 million relating to Partnership transactions, debt raises and public filings, dues and subscriptions of $2.4 million from our investment in technology to support our growth, rent expense of $2.2 million relating to expansion of our operating locations, travel and entertainment of $2.0 million relating to Partnership travel and lodging costs, licenses and taxes of $1.4 million relating to revenue growth, colleague education and welfare of $1.3 million relating to investments in our Colleagues, advertising and marketing of $1.2 million and repairs and maintenance of $1.0 million.
Amortization Expense
Amortization expense increased $7.0 million for the three months ended March 31, 2022 as compared to the same period of 2021, which was driven by amortization related to Partners acquired over the past twelve months.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration was favorable $4.1 million due to $5.6 million gain for the three months ended March 31, 2022 as compared to a $1.5 million gain for the same period of 2021. The change in fair value of contingent consideration results from fluctuations in the value of the relevant measurement basis, normally revenue or EBITDA, of our Partners.
Interest Expense, Net
Interest expense, net increased $4.7 million for the three months ended March 31, 2022 as compared to the same period of 2021 resulting from higher average borrowings outstanding during the current year.
Other Income, Net
Other income, net was $15.5 million for the three months ended March 31, 2022, primarily as a result of a fair value gain of $15.8 million recorded for our interest rate caps during the period in connection with rising interest rates and market estimates for future rate increases.

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
We calculate Organic Revenue Growth based on commissions and fees for the relevant period by excluding the first twelve months of commissions and fees generated from new Partners. Organic Revenue Growth is the change in Organic Revenue period-to-period, with prior period results adjusted for Organic Revenues that were excluded in the prior period because the relevant Partners had not yet reached the twelve-month owned mark, but which have reached the twelve-month owned mark in the current period. For example, revenues from a Partner acquired on June 1, 2021 are excluded from Organic Revenue for 2021. However, after June 1, 2022, results from June 1, 2021 to December 31, 2021 for such Partners are compared to results from June 1, 2022 to December 31, 2022 for purposes of calculating Organic Revenue Growth in 2022. Organic Revenue Growth is a key metric used by management and our board of directors to assess our financial performance. We believe that Organic Revenue and Organic Revenue Growth are appropriate measures of operating performance as they allow investors to measure, analyze and compare growth in a meaningful and consistent manner.
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
Adjusted EBITDA and Adjusted EBITDA Margin
The following table reconciles Adjusted EBITDA and Adjusted EBITDA Margin to net income, which we consider to be the most directly comparable GAAP financial measure:

	For the Three Months Ended March 31,
(in thousands, except percentages)	2022	2021(1)
Commissions and fees	$242,848	$152,828

Net income	$44,839	$31,307
Adjustments to net income:
Amortization expense	17,562	10,537
Change in fair value of interest rate caps	(15,810)	—
Interest expense, net	10,350	5,643
Transaction-related Partnership expenses	8,216	2,445
Share-based compensation	7,564	3,542
Change in fair value of contingent consideration	(5,632)	(1,503)
Depreciation expense	988	594
Severance	222	—
Other(2)	4,633	859
Adjusted EBITDA	$72,932	$53,424
Adjusted EBITDA Margin	30%	35%
__________
(1)    We revised operating expenses for the three months ended March 31, 2021 to reflect the adoption of Topic 842 as described further in Note 1 to the condensed consolidated financial statements included in Item 1. Financial Statements. This adjustment affected net income and Adjusted EBITDA values.
(2)    Other addbacks to Adjusted EBITDA include non-recurring recruiting costs, non-recurring remediation efforts, non-recurring professional fees and litigation costs, and non-recurring bonuses.
Organic Revenue and Organic Revenue Growth
The following table reconciles Organic Revenue and Organic Revenue Growth to commissions and fees, which we consider to be the most directly comparable GAAP financial measure:

	For the Three Months Ended March 31,
(in thousands, except percentages)	2022	2021
Commissions and fees	$242,848	$152,828
Partnership commissions and fees(1)	(64,777)	(91,215)
Organic Revenue	$178,071	$61,613
Organic Revenue Growth(2)	$25,181	$7,447
Organic Revenue Growth %(2)	16%	14%
__________
(1)    Includes the first twelve months of such commissions and fees generated from newly acquired Partners.
(2)    Organic Revenue Growth for the three months ended March 31, 2021 used to calculate Organic Revenue for the three months ended March 31, 2022 was $152.9 million, which is adjusted to reflect revenues from Partnerships that reached the twelve-month owned mark during the three months ended March 31, 2022.

Adjusted Net Income and Adjusted Diluted EPS
The following table reconciles Adjusted Net Income to net income attributable to BRP Group, Inc. and reconciles Adjusted Diluted EPS to diluted earnings per share, which we consider to be the most directly comparable GAAP financial measures:

	For the Three Months Ended March 31,
(in thousands, except per share data)	2022	2021(1)(2)
Net income attributable to BRP Group, Inc.	$22,869	$15,306
Net income attributable to noncontrolling interests	21,970	16,001
Amortization expense	17,562	10,537
Change in fair value of interest rate caps	(15,810)	—
Transaction-related Partnership expenses	8,216	2,445
Share-based compensation	7,564	3,542
Change in fair value of contingent consideration	(5,632)	(1,503)
Amortization of deferred financing costs	1,286	693
Depreciation	988	594
Severance	222	—
Other(3)	4,633	859
Adjusted pre-tax income	63,868	48,474
Adjusted income taxes(4)	6,323	4,799
Adjusted Net Income	$57,545	$43,675

Weighted-average shares of Class A common stock outstanding - diluted	58,716	45,783
Exchange of Class B shares(5)	56,269	49,789
Adjusted dilutive weighted-average shares outstanding	114,985	95,572

Adjusted Diluted EPS	$0.50	$0.46

Diluted earnings per share	$0.39	$0.33
Other adjustments to earnings per share	0.16	0.18
Adjusted income taxes per share	(0.05)	(0.05)
Adjusted Diluted EPS	$0.50	$0.46
___________
(1)    We revised operating expenses for the three months ended March 31, 2021 to reflect the adoption of Topic 842 as described further in Note 1 to the condensed consolidated financial statements included in Item 1. Financial Statements This adjustment affected net income attributable to BRP Group, Inc. and Adjusted Net Income values as well as diluted earnings per share and Adjusted Diluted EPS.
(2)    Calculation was adjusted in the fourth quarter of 2021 to include depreciation. Prior year amounts have been conformed to current year presentation.
(3)    Other addbacks to Adjusted EBITDA include non-recurring recruiting costs, non-recurring remediation efforts, non-recurring professional fees and litigation costs, and non-recurring bonuses.
(4)    Represents corporate income taxes at assumed effective tax rate of 9.9% applied to adjusted pre-tax income.
(5)    Assumes the full exchange of Class B shares for Class A common stock pursuant to the Amended LLC Agreement.

OPERATING GROUP RESULTS
Commissions and Fees
In the Middle Market, MainStreet and Specialty Operating Groups, we generate commissions and fees from insurance placement under both agency bill and direct bill arrangements. In addition, we generate profit-sharing income in each of those segments based on either the underlying Book of Business or performance, such as loss ratios. In the Middle Market and Specialty Operating Groups, we generate fees from service fee and consulting arrangements. Service fee arrangements are in place with certain customers in lieu of commission arrangements.
In the Specialty Operating Group, we generate policy fee and installment fee revenue for acting in the capacity of an MGA and fulfilling certain services on behalf of Insurance Company Partners.
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
The following table sets forth our commissions and fees by Operating Group and for Corporate and Other by amount and as a percentage of our commissions and fees:

Commissions and Fees by Operating Group (in thousands, except percentages)
	For the Three Months Ended March 31,
	2022		2021		Variance
Operating Group	Amount	Percent of Business	Amount	Percent of Business	Amount	%
Middle Market	$171,403	70%	$110,555	72%	$60,848	55%
Specialty	49,523	20%	25,082	17%	24,441	97%
MainStreet	9,277	4%	8,222	5%	1,055	13%
Medicare	13,681	6%	9,452	6%	4,229	45%
Corporate and Other	(1,036)	—%	(483)	—%	(553)	114%
	$242,848		$152,828		$90,020
Commissions and fees for our Middle Market Operating Group increased $60.8 million for the three months ended March 31, 2022 as compared to the same period of 2021 as a result of the Partnership Contribution of $46.9 million and organic growth of $13.9 million concentrated in base commissions and fees.
Commissions and fees for our Specialty Operating Group increased $24.4 million for the three months ended March 31, 2022 as compared to the same period of 2021 as a result of the Partnership Contribution of $16.7 million and organic growth of $7.7 million, which is attributable to growth in our renter’s insurance product.
Commissions and fees for our MainStreet Operating Group increased $1.1 million for the three months ended March 31, 2022 as compared to the same period of 2021 as a result of organic growth, primarily related to base commissions and fees.
Commissions and fees for our Medicare Operating Group increased $4.2 million for the three months ended March 31, 2022 as compared to the same period of 2021 as a result of organic growth of $2.5 million and the Partnership Contribution of $1.7 million.
Revenue reported for Corporate and Other relates to the elimination of intercompany revenue. During the three months ended March 31, 2022, the Middle Market Operating Group recorded intercompany commissions and fees from activity with the Specialty Operating Group of $0.3 million; the Specialty Operating Group recorded intercompany commissions and fees revenue from activity with itself of $0.1 million; the MainStreet Operating Group recorded intercompany commissions and fees from activity with the Middle Market Operating Group of less than $0.1 million; and the Medicare Operating Group recorded intercompany commissions and fees from activity with itself of $0.6 million. These amounts were eliminated through Corporate and Other.

Commissions, Employee Compensation and Benefits
The following table sets forth our commissions, employee compensation and benefits by Operating Group and for Corporate and Other by amount and as a percentage of our commissions, employee compensation and benefits:

Commissions, Employee Compensation and Benefits by Operating Group (in thousands, except percentages)
	For the Three Months Ended March 31,
	2022		2021		Variance
Operating Group	Amount	Percent of Business	Amount	Percent of Business	Amount	%
Middle Market	$94,790	62%	$56,742	63%	$38,048	67%
Specialty	34,676	22%	17,952	20%	16,724	93%
MainStreet	7,504	5%	5,146	6%	2,358	46%
Medicare	7,369	5%	4,578	5%	2,791	61%
Corporate and Other	9,411	6%	4,957	6%	4,454	90%
	$153,750		$89,375		$64,375
Commissions, employee compensation and benefits expenses increased across all Operating Groups for the three months ended March 31, 2022 as compared to the same period of 2021. The Partnership Contribution accounted for $26.5 million, $9.9 million and $0.5 million of the increase to commissions, employee compensation and benefits expenses in the Middle Market, Specialty and Medicare Operating Groups, respectively. Commissions, employee compensation and benefits expenses also increased across all Operating Groups as a result of continued investments in hiring for our Growth Services team to support our growth, which costs are primarily allocated among the Operating Groups, and continued investment in sales and service talent.
Commissions, employee compensation and benefits expenses for Corporate and Other increased $4.5 million for the three months ended March 31, 2022 as compared to the same period of 2021 as a result of continued investments in hiring to support our growth and additional share-based compensation expense.
Other Operating Expenses
The following table sets forth our other operating expenses by Operating Group and for Corporate and Other by amount and as a percentage of our other operating expenses:

Other Operating Expenses by Operating Group (in thousands, except percentages)
	For the Three Months Ended March 31,
	2022		2021		Variance
Operating Group	Amount	Percent of Business	Amount	Percent of Business	Amount	%
Middle Market	$14,509	40%	$7,600	45%	$6,909	91%
Specialty	5,380	15%	1,867	11%	3,513	188%
MainStreet	3,006	8%	1,035	6%	1,971	190%
Medicare	1,142	3%	1,372	8%	(230)	(17)%
Corporate and Other	12,405	34%	5,001	30%	7,404	148%
	$36,442		$16,875		$19,567

Other operating expenses for our Middle Market Operating Group increased $6.9 million for the three months ended March 31, 2022 as compared to the same period of 2021 driven by higher costs for travel and entertainment of $1.3 million, rent expense of $1.3 million, professional fees of $1.1 million, dues and subscriptions of $0.7 million, advertising and marketing of $0.6 million and colleague education and welfare of $0.5 million. Other operating expenses for our Specialty Operating Group increased $3.5 million for the three months ended March 31, 2022 as compared to the same period of 2021 driven by higher costs for professional fees of $0.8 million, advertising and marketing of $0.4 million, travel and entertainment, dues and subscriptions and rent expense of $0.3 million each, and colleague education and welfare, consulting fees, and licenses and taxes of $0.2 million each. Other operating expenses for our MainStreet Operating Group increased $2.0 million for the three months ended March 31, 2022 as compared to the same period of 2021 driven by higher professional fees. Other operating expenses for our Medicare Operating Group decreased $0.2 million for the three months ended March 31, 2022 as compared to the same period of 2021 driven by lower professional fees. The increases in our operating costs are related to our growth, both organically and through Partnerships, during the previous twelve months.
Other operating expenses in Corporate and Other increased $7.4 million for the three months ended March 31, 2022 as compared to the same period of 2021 due to higher costs for professional fees of $1.9 million, dues and subscriptions of $1.3 million, licenses and taxes of $1.0 million, consulting fees of $0.7 million, recruiting expense of $0.7 million and colleague education and welfare of $0.5 million.
Amortization Expense
The following table sets forth our amortization by Operating Group and for Corporate and Other by amount and as a percentage of our amortization:

Amortization Expense by Operating Group (in thousands, except percentages)
	For the Three Months Ended March 31,
	2022		2021		Variance
Operating Group	Amount	Percent of Business	Amount	Percent of Business	Amount	%
Middle Market	$12,548	72%	$7,449	71%	$5,099	68%
Specialty	4,193	24%	2,309	22%	1,884	82%
MainStreet	393	2%	416	4%	(23)	(6)%
Medicare	427	2%	363	3%	64	18%
Corporate and Other	1	—%	—	—%	1	—%
	$17,562		$10,537		$7,025
Amortization expense increased for our Middle Market and Specialty Operating Groups for the three months ended March 31, 2022 as compared to the same period of 2021 driven by amortization related to Partners acquired over the past twelve months. Amortization expense for the MainStreet and Medicare Operating Groups was relatively flat.
Change in Fair Value of Contingent Consideration
The following table sets forth our change in fair value of contingent consideration by Operating Group by amount and as a percentage of our change in fair value of contingent consideration:

Change in Fair Value of Contingent Consideration by Operating Group (in thousands, except percentages)
	For the Three Months Ended March 31,
	2022		2021		Variance
Operating Group	Amount	Percent of Business	Amount	Percent of Business	Amount	%
Middle Market	$(6,055)	108%	$(3,523)	234%	$(2,532)	72%
Specialty	(183)	3%	1,035	(69)%	(1,218)	(118)%
MainStreet	180	(3)%	193	(13)%	(13)	(7)%
Medicare	426	(8)%	792	(53)%	(366)	(46)%
	$(5,632)		$(1,503)		$(4,129)

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
At March 31, 2022, our cash and cash equivalents were $156.8 million. We believe that our cash and cash equivalents, cash flow from operations and available borrowings under the JPM Credit Agreement will be sufficient to fund our working capital and meet our commitments for the foreseeable future. However, we expect that we will require additional funding to continue to execute on our Partnership strategy. Such funding could include the incurrence of additional debt and the issuance of equity. Additional funds may not be available on a timely basis, on favorable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term Partnership strategy. If we are not able to raise funds when needed, we could be forced to delay or reduce the number of Partnerships that we complete.
JPM Credit Agreement
As of December 31, 2021, our credit agreement with JPMorgan Chase Bank, N.A., provided for senior secured credit facilities in an aggregate principal amount of $1.325 billion (the "JPM Credit Agreement"), which consisted of (i) a term loan facility in the principal amount of $850.0 million maturing in 2027 (the “Term Loan B”) and (ii) a revolving credit facility with commitments in an aggregate principal amount of $475.0 million maturing in 2025 (the “Revolving Facility”).
On March 28, 2022, the Company entered into Amendment No. 5 to the JPM Credit Agreement, under which (i) the aggregate principal amount of the Revolving Facility was increased from $475.0 million to $600.0 million and (ii) the interest rate on the Revolving Facility changed to the Secured Overnight Financing Rate (“SOFR”), plus a credit spread adjustment of 10 basis points (“bps”), plus an amount between 200 bps and 300 bps based on the total net leverage ratio, (iii) the total net leverage ratio covenant increased to 7.0x consolidated EBITDA and (iv) the maturity of the Revolving Facility was extended to April 1, 2027. The other terms of the Revolving Facility and the terms of the Term Loan B remained unchanged.
The Term Loan B bears interest at LIBOR plus 350 bps, subject to a LIBOR floor of 50 bps. The applicable interest rate on the Term Loan B at March 31, 2022 was 4.00%. Borrowings under the Revolving Facility accrue interest at SOFR plus 210 bps to SOFR plus 310 bps based on total net leverage ratio. BRP will pay a letter of credit fee equal to the margin then in effect with respect to SOFR loans under the Revolving Facility multiplied by the daily amount available to be drawn under any letter of credit, a fronting fee and any customary documentary and processing charges for any letter of credit issued under the JPM Credit Agreement. The outstanding borrowings on the Revolving Facility of $75.0 million had an applicable interest rate of 3.35% at March 31, 2022. The Revolving Facility is also subject to a commitment fee of 0.40% on the unused capacity at March 31, 2022. We subsequently increased our borrowings under the Revolving Facility to $530.0 million.
The Revolving Facility and the Term Loan B are collateralized by a first priority lien on substantially all the assets of BRP, including a pledge of all equity securities of certain of its subsidiaries. The JPM Credit Agreement contains covenants that, among other things, restrict our ability to make certain restricted payments, incur additional debt, engage in certain asset sales, mergers, acquisitions or similar transactions, create liens on assets, engage in certain transactions with affiliates, change our business, make certain investments or restrict BRP’s ability to make dividends or other distributions to BRP Group. In addition, the JPM Credit Agreement contains financial covenants requiring us to maintain our Total First Lien Net Leverage Ratio (as defined in the JPM Credit Agreement) at or below 7.00 to 1.00.

Contractual Obligations and Commitments
The following table represents our contractual obligations, aggregated by type, at March 31, 2022:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases (1)	$97,189	$16,064	$30,191	$24,706	$26,228
Debt obligations payable (2)	1,175,516	106,143	88,263	86,900	894,210
Maximum future acquisition contingency payments (3)	968,996	66,075	892,921	10,000	—
Total	$2,241,701	$188,282	$1,011,375	$121,606	$920,438
__________
(1)    The Company leases facilities and equipment under noncancelable operating leases. Rent expense was $6.1 million and $4.0 million for the three months ended March 31, 2022 and 2021, respectively.
(2)    Represents scheduled debt obligations and estimated interest payments under the JPM Credit Agreement and obligations under our related party notes payable.
(3)    Includes $227.8 million of current and non-current estimated contingent earnout liabilities at March 31, 2022.
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
During the three months ended March 31, 2022, we redeemed 70,000 LLC Units of BRP on a one-for-one basis for shares of Class A common stock and cancelled the corresponding shares of Class B common stock, which triggered an increase in BRP Group’s tax basis but did not result in a tax benefit to the LLC Unit holders.
SOURCES AND USES OF CASH
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated:

	For the Three Months Ended March 31,
(in thousands)	2022	2021	Variance
Net cash provided by (used in) operating activities	$(3,433)	$3,287	$(6,720)
Net cash used in investing activities	(3,132)	(18,358)	15,226
Net cash provided by (used in) financing activities	22,736	(4,404)	27,140
Net increase (decrease) in cash and cash equivalents and restricted cash	16,171	(19,475)	35,646
Cash and cash equivalents and restricted cash at beginning of period	227,737	142,022	85,715
Cash and cash equivalents and restricted cash at end of period	$243,908	$122,547	$121,361
Operating Activities
The primary sources and uses of cash for operating activities are net income adjusted for non-cash items and changes in assets and liabilities, or operating working capital. Net cash provided by operating activities decreased $6.7 million for the first quarter of 2022 as compared to the same period of 2021 primarily as a result of payments of contingent earnout consideration in excess of purchase price accrual.

Investing Activities
The primary sources and uses of cash for investing activities relate to cash consideration paid to fund Partnerships and other investments, as well as capital expenditures. Net cash used in investing activities decreased $15.2 million for the first quarter of 2022 as compared to the same period of 2021 driven by a decrease in cash consideration paid for business combinations and assets acquisitions of $16.7 million.
Financing Activities
The primary sources and uses of cash for financing activities relate to the issuance of our Class A common stock, borrowings from and repayment to our credit agreements, payment of debt issuance costs, payment of contingent earnout consideration, and other equity transactions. Net cash provided by financing activities increased $27.1 million for the first quarter of 2022 as compared to the same period of 2021 primarily as a result of borrowings on our revolving line of credit of $40.0 million during the first quarter of 2022, offset in part by payments of contingent earnout consideration up to amount of purchase price accrual of $14.0 million.
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
There have been no material changes in our critical accounting policies during the three months ended March 31, 2022 as compared to those disclosed in the Critical Accounting Estimates section under Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K filed with the SEC on March 1, 2022.
RECENT ACCOUNTING PRONOUNCEMENTS
Please refer to Note 1 to our condensed consolidated financial statements included in Item 1. Financial Statements of this report for a discussion of recent accounting pronouncements that may impact us.
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
Our invested assets are held primarily as cash and cash equivalents, restricted cash, certificates of deposit, U.S. treasury securities and professionally managed short duration fixed income funds. These investments are subject to interest rate risk. The fair values of our invested assets at March 31, 2022 and December 31, 2021 approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.
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

At March 31, 2022, we had $844.5 million of borrowings outstanding under the JPM Credit Agreement Term Loan B. These borrowings bear interest on a floating basis tied to either the prime rate or one of various other variable rates as defined in the JPM Credit Agreement. The variable rate currently in effect for the Term Loan B is LIBOR.
We have entered into interest rate cap agreements to limit the potential impact of interest rate changes on cash flows. These agreements include a $300.0 million notional, 0.75% interest rate cap that expired March 10, 2022; a $300.0 million notional, 1.50% interest rate cap expiring March 10, 2024; a $300.0 million notional, 2.50% interest rate cap expiring March 8, 2026; and two $100.0 million notional, 3.00% interest rate caps expiring August 13, 2028. The interest rate cap agreements mitigate the interest rate volatility on $300.0 million of debt to a maximum of 4.75% and $100.0 million of debt to a maximum of 6.00%. Taking the interest rate cap agreements into consideration, an increase of 100 basis points in LIBOR at March 31, 2022 would have increased our annual interest expense for the JPM Credit Agreement by $6.3 million. However, the interest rate on the Term Loan B is subject to a LIBOR floor of 50 bps so the interest rate applicable to the Term Loan B will only change if LIBOR fluctuates in excess of 50 bps per annum.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weaknesses in our internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2021, our disclosure controls and procedures were not effective as of March 31, 2022.
Notwithstanding such material weaknesses in internal control over financial reporting, our management concluded that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, when read with the notes thereto, present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Changes in Internal Control over Financial Reporting
Except with respect to our ongoing remediation efforts, there were no changes in our internal control over financial reporting that occurred during the quarter-ended March 31, 2022 that materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.
ITEM 1A. RISK FACTORS
See the risk factors outlined under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on March 1, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table provides information about our repurchase of shares of our Class A common stock during the three months ended March 31, 2022:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value that may yet be Purchased under the Plans or Programs
January 1, 2022 to January 31, 2022	58,932	$36.11	—	$—
February 1, 2022 to February 28, 2022	143	28.97	—	—
March 1, 2022 to March 31, 2022	3,893	26.19	—	—
Total	62,968	$35.48	—	$—
__________
(1)    We purchased 62,968 shares during the three months ended March 31, 2022, which were acquired from our employees to cover required tax withholding on the vesting of shares granted under the BRP Group, Inc. Omnibus Incentive Plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The following exhibits are filed as a part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibit
10.1
Amendment No. 5 to Credit Agreement, dated as of March 28, 2022, by and among Baldwin Risk Partners, LLC, a Delaware limited liability company, JPMorgan Chase Bank, N.A., as the Administrative Agent, the Guarantors party thereto, the Lenders party thereto and the Issuing Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K files with the Securities and Exchange Commission on March 31, 2022).

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

BRP GROUP, INC.

Date: May 10, 2022	By:	/s/ Trevor L. Baldwin
Trevor L. Baldwin
Chief Executive Officer

Date: May 10, 2022	By:	/s/ Bradford L. Hale
Bradford L. Hale
Chief Financial Officer