Form 10-Q
period 2022-06-30
BRP Group, Inc.
filed 2022-08-09
CIK 1781755

_____________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
As of August 3, 2022, there were 60,245,239 shares of Class A common stock outstanding and 55,471,865 shares of Class B common stock outstanding.

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
Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. We are under no duty to update any of these forward-looking statements after the date of this report to conform our prior statements to actual results or revised expectations, except as required by law.

Commonly Used Defined Terms
The following terms have the following meanings throughout this Quarterly Report on Form 10-Q unless the context indicates or requires otherwise:

Amended LLC Agreement	Third Amended and Restated Limited Liability Company Agreement of Baldwin Risk Partners, LLC, as amended
Book of Business	Insurance policies bound by us on behalf of our Clients
bps	Basis points
Clients	Our insureds
Colleagues	Our employees
Exchange Act	Securities Exchange Act of 1934, as amended
Insurance Company Partners	Insurance companies with which we have a contractual relationship
JPM Credit Agreement	Credit Agreement, dated as of October 14, 2020, between Baldwin Risk Partners, LLC, as borrower, JPMorgan Chase Bank, N.A., as the Administrative Agent, the Guarantors party thereto, the Lenders party thereto and the Issuing Lenders party thereto, as amended by the Amendment No. 1 to Credit Agreement dated as of May 7, 2021, Amendment No. 2 to Credit Agreement dated as of June 2, 2021, Amendment No. 3 to Credit Agreement dated as of August 6, 2021, Amendment No. 4 to Credit Agreement dated as of December 16, 2021 and Amendment No. 5 to Credit Agreement dated as of March 28, 2022
LIBOR	London Interbank Offered Rate
MGA	Managing General Agent
MSI	Millennial Specialty Insurance, a 2019 Partner
Operating Groups	Our reportable segments
Partners	Companies that we have acquired, or in the case of asset acquisitions, the producers
Partnerships	Strategic acquisitions made by the Company
Risk Advisors	Our producers
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
Tax Receivable Agreement	Tax Receivable Agreement between BRP Group, Inc. and the holders of LLC Units in Baldwin Risk Partners, LLC entered into on October 28, 2019

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRP GROUP, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share and per share data)	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$183,402	$138,292
Restricted cash	100,529	89,445
Premiums, commissions and fees receivable, net	427,351	340,837
Prepaid expenses and other current assets	13,533	8,151
Due from related parties	1,715	1,668
Total current assets	726,530	578,393
Property and equipment, net	22,756	17,474
Right-of-use assets	86,374	81,646
Other assets	34,316	25,586
Intangible assets, net	1,125,388	944,467
Goodwill	1,415,281	1,228,741
Total assets	$3,410,645	$2,876,307
Liabilities, Mezzanine Equity and Stockholders’ Equity
Current liabilities:
Premiums payable to insurance companies	$366,217	$310,045
Producer commissions payable	56,138	41,833
Accrued expenses and other current liabilities	104,330	92,223
Related party notes payable	—	61,500
Current portion of contingent earnout liabilities	43,615	35,088
Total current liabilities	570,300	540,689
Revolving line of credit	525,000	35,000
Long-term debt, less current portion	812,080	814,614
Contingent earnout liabilities, less current portion	166,381	223,501
Operating lease liabilities, less current portion	76,999	71,357
Other liabilities	—	3,590
Total liabilities	2,150,760	1,688,751
Commitments and contingencies (Note 14)
Mezzanine equity:
Redeemable noncontrolling interest	350	269
Stockholders’ equity:
Class A common stock, par value $0.01 per share, 300,000,000 shares authorized; 60,122,842 and 58,602,859 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	601	586
Class B common stock, par value $0.0001 per share, 100,000,000 shares authorized; 55,442,435 and 56,338,051 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	6	6
Additional paid-in capital	683,331	663,002
Accumulated deficit	(23,481)	(54,992)
Stockholder notes receivable	(131)	(219)
Total stockholders’ equity attributable to BRP Group, Inc.	660,326	608,383
Noncontrolling interest	599,209	578,904
Total stockholders’ equity	1,259,535	1,187,287
Total liabilities, mezzanine equity and stockholders’ equity	$3,410,645	$2,876,307
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

(in thousands)	June 30, 2022	December 31, 2021
Assets of Consolidated Variable Interest Entities That Can Only be Used to Settle the Obligations of Consolidated Variable Interest Entities:
Cash and cash equivalents	$195	$303
Premiums, commissions and fees receivable, net	337	272
Total current assets	532	575
Property and equipment, net	12	15
Other assets	5	5
Total assets	$549	$595
Liabilities of Consolidated Variable Interest Entities for Which Creditors Do Not Have Recourse to the Company:
Premiums payable to insurance companies	$39	$—
Producer commissions payable	46	41
Accrued expenses and other current liabilities	11	4
Total liabilities	$96	$45

See accompanying Notes to Condensed Consolidated Financial Statements. 6

BRP GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except share and per share data)	2022	2021	2022	2021
Revenues:
Commissions and fees	$232,460	$119,706	$475,308	$272,534

Operating expenses:
Commissions, employee compensation and benefits	172,848	89,065	326,598	178,440
Other operating expenses	40,770	19,537	77,212	36,412
Amortization expense	19,170	10,742	36,732	21,279
Change in fair value of contingent consideration	(26,872)	13,325	(32,504)	11,822
Depreciation expense	1,105	573	2,093	1,167
Total operating expenses	207,021	133,242	410,131	249,120

Operating income (loss)	25,439	(13,536)	65,177	23,414

Other income (expense):
Interest expense, net	(14,632)	(5,848)	(24,982)	(11,491)
Other income (expense), net	5,786	(1,057)	21,237	(1,057)
Total other expense	(8,846)	(6,905)	(3,745)	(12,548)

Net income (loss)	16,593	(20,441)	61,432	10,866
Less: net income (loss) attributable to noncontrolling interests	7,951	(10,348)	29,921	5,653
Net income (loss) attributable to BRP Group, Inc.	$8,642	$(10,093)	$31,511	$5,213

Comprehensive income (loss)	$16,593	$(20,441)	$61,432	$10,866
Comprehensive income (loss) attributable to noncontrolling interests	7,951	(10,348)	29,921	5,653
Comprehensive income (loss) attributable to BRP Group, Inc.	8,642	(10,093)	31,511	5,213

Basic earnings (loss) per share	$0.15	$(0.23)	$0.56	$0.12
Diluted earnings (loss) per share	$0.14	$(0.23)	$0.53	$0.11
Weighted-average shares of Class A common stock outstanding - basic	56,270,491	44,671,308	55,996,668	44,464,312
Weighted-average shares of Class A common stock outstanding - diluted	59,858,816	44,671,308	59,354,168	46,160,474

See accompanying Notes to Condensed Consolidated Financial Statements. 7

BRP GROUP, INC.
Condensed Consolidated Statements of Stockholders’ Equity and Mezzanine Equity
(Unaudited)

For the Three Months Ended June 30, 2022
	Stockholders’ Equity									Mezzanine Equity
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholder Notes Receivable	Non-controlling Interest	Total	Redeemable Non-controlling Interest
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at March 31, 2022	58,790,758	$588	56,268,051	$6	$671,143	$(32,123)	$(175)	$599,308	$1,238,747	$288
Net income	—	—	—	—	—	8,642	—	7,889	16,531	62
Equity issued in business combinations	97,156	1	—	—	(4,265)	—	—	6,134	1,870	—
Share-based compensation, net of forfeitures	430,741	4	—	—	7,109	—	—	(449)	6,664	—
Redemption and cancellation of Class B common stock	804,187	8	(825,616)	—	9,344	—	—	(9,352)	—	—
Tax distributions to BRP LLC members	—	—	—	—	—	—	—	(4,321)	(4,321)	—
Repayment of stockholder notes receivable	—	—	—	—	—	—	44	—	44	—
Balance at June 30, 2022	60,122,842	$601	55,442,435	$6	$683,331	$(23,481)	$(131)	$599,209	$1,259,535	$350

For the Six Months Ended June 30, 2022
	Stockholders’ Equity									Mezzanine Equity
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholder Notes Receivable	Non-controlling Interest	Total	Redeemable Non-controlling Interest
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2021	58,602,859	$586	56,338,051	$6	$663,002	$(54,992)	$(219)	$578,904	$1,187,287	$269
Net income	—	—	—	—	—	31,511	—	29,840	61,351	81
Equity issued in business combinations	97,156	1	—	—	(4,265)	—	—	6,134	1,870	—
Share-based compensation, net of forfeitures	548,640	5	—	—	14,617	—	—	(1,362)	13,260	—
Redemption and cancellation of Class B common stock	874,187	9	(895,616)	—	9,977	—	—	(9,986)	—	—
Tax distributions to BRP LLC members	—	—	—	—	—	—	—	(4,321)	(4,321)	—
Repayment of stockholder notes receivable	—	—	—	—	—	—	88	—	88	—
Balance at June 30, 2022	60,122,842	$601	55,442,435	$6	$683,331	$(23,481)	$(131)	$599,209	$1,259,535	$350

See accompanying Notes to Condensed Consolidated Financial Statements. 8

BRP GROUP, INC.
Condensed Consolidated Statements of Stockholders’ Equity and Mezzanine Equity (Continued)
(Unaudited)

For the Three Months Ended June 30, 2021
	Stockholders’ Equity									Mezzanine Equity
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholder Notes Receivable	Non-controlling Interest	Total	Redeemable Non-controlling Interest
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at March 31, 2021	45,925,711	$460	49,715,644	$5	$398,885	$(9,040)	$(349)	$416,253	$806,214	$125
Net income (loss)	—	—	—	—	—	(10,093)	—	(10,396)	(20,489)	48
Equity issued in business combinations	62,152	—	—	—	(1,773)	—	—	3,028	1,255	—
Share-based compensation, net of forfeitures	455,946	5	—	—	5,734	—	—	(232)	5,507	—
Redemption of Class B common stock	139,773	1	(139,773)	—	1,179	—	—	(1,180)	—	—
Repayment of stockholder notes receivable	—	—	—	—	—	—	43	—	43	—
Balance at June 30, 2021	46,583,582	$466	49,575,871	$5	$404,025	$(19,133)	$(306)	$407,473	$792,530	$173

For the Six Months Ended June 30, 2021
	Stockholders’ Equity									Mezzanine Equity
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholder Notes Receivable	Non-controlling Interest	Total	Redeemable Non-controlling Interest
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2020	44,953,166	$450	49,828,383	$5	$392,139	$(24,346)	$(465)	$402,087	$769,870	$98
Net income	—	—	—	—	—	5,213	—	5,578	10,791	75
Equity issued in business combinations	216,284	2	—	—	1,859	—	—	1,853	3,714	—
Share-based compensation, net of forfeitures	1,161,620	12	—	—	7,979	—	—	5	7,996	—
Redemption of Class B common stock	252,512	2	(252,512)	—	2,048	—	—	(2,050)	—	—
Repayment of stockholder notes receivable	—	—	—	—	—	—	159	—	159	—
Balance at June 30, 2021	46,583,582	$466	49,575,871	$5	$404,025	$(19,133)	$(306)	$407,473	$792,530	$173

See accompanying Notes to Condensed Consolidated Financial Statements. 9

BRP GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2022	2021
Cash flows from operating activities:
Net income	$61,432	$10,866
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	38,825	22,446
Change in fair value of contingent consideration	(32,504)	11,822
Share-based compensation expense	17,677	8,087
Amortization of deferred financing costs	2,474	1,443
Change in fair value of interest rate caps	(21,269)	825
Other fair value adjustments	—	94
Payment of contingent earnout consideration in excess of purchase price accrual	(47,803)	(602)
Changes in operating assets and liabilities, net of effect of acquisitions:
Premiums, commissions and fees receivable, net	(78,365)	(52,357)
Prepaid expenses and other current assets	(10,061)	(2,085)
Due to/from related parties	(47)	84
Right-of-use assets	(4,116)	(57,816)
Accounts payable, accrued expenses and other current liabilities	63,763	47,436
Operating lease liabilities	5,353	59,176
Net cash provided by (used in) operating activities	(4,641)	49,419
Cash flows from investing activities:
Cash consideration paid for business combinations, net of cash received	(377,299)	(24,276)
Cash consideration paid for asset acquisitions, net of cash received	(3,356)	(1,575)
Capital expenditures	(8,565)	(1,756)
Investment in business venture	(675)	—
Net cash used in investing activities	(389,895)	(27,607)
Cash flows from financing activities:
Payment of contingent earnout consideration up to amount of purchase price accrual	(43,184)	(828)
Proceeds from revolving line of credit	495,000	20,000
Payments on revolving line of credit	(5,000)	—
Proceeds from long-term debt	—	97,914
Payments on long-term debt	(4,254)	(1,000)
Payments of debt issuance costs	(1,565)	(634)
Proceeds from the sale of interest rate caps	19,038	—
Tax distributions to BRP LLC members	(9,393)	—
Purchase of interest rate caps	—	(3,461)
Proceeds from repayment of stockholder notes receivable	88	159
Net cash provided by financing activities	450,730	112,150
Net increase in cash and cash equivalents and restricted cash	56,194	133,962
Cash and cash equivalents and restricted cash at beginning of period	227,737	142,022
Cash and cash equivalents and restricted cash at end of period	$283,931	$275,984

See accompanying Notes to Condensed Consolidated Financial Statements. 10

BRP GROUP, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2022	2021
Supplemental schedule of cash flow information:
Cash paid during the period for interest	$22,001	$11,024
Cash paid during the period for taxes	864	—
Disclosure of non-cash investing and financing activities:
Contingent earnout liabilities recognized in business combinations	$13,398	$7,764
Right-of-use assets obtained in exchange for operating lease liabilities	8,010	5,766
Right-of-use assets increased through lease modifications and reassessments	4,440	1,054
Increase in goodwill resulting from measurement period adjustments for prior year business combinations	3,499	—
Equity issued in business combinations	1,870	3,714
Capital expenditures incurred but not yet paid	923	33
Noncash debt issuance costs incurred	—	3,823

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
The Company has prepared these condensed consolidated financial statements in accordance with Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“Topic 810”). Topic 810 requires that if an enterprise is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity should be included in the consolidated financial statements of the enterprise. The Company has recognized certain entities as variable interest entities of which the Company is the primary beneficiary and has included the accounts of these entities in the consolidated financial statements. Refer to Note 3 for additional information regarding the Company’s variable interest entities.
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

Changes in Presentation
Certain prior year amounts have been reclassified to conform to current year presentation. The Company reclassified its wealth business revenue from other income to consulting and service fee revenue in the disaggregated revenue table in Note 4.
The Company identified an error in the March 31, 2022 financial statements related to commissions expense. We have corrected this error in the second quarter of 2022 as an out-of-period adjustment, which resulted in $5.5 million of commissions expense in the condensed consolidated statement of comprehensive income (loss) for the three months ended June 30, 2022. There was no impact to commissions expense in the condensed consolidated statement of comprehensive income (loss) for the six months ended June 30, 2022.
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
Adoption of the Lease Accounting Standard Under Topic 842
On December 31, 2021, the Company adopted ASU No. 2016-02, Leases (“Topic 842”) in connection with the loss of its emerging growth company status. Topic 842 was adopted effective January 1, 2021 (the “adoption date”) on a modified retrospective basis, under which the Company applied the new guidance to leases existing at, or entered into after, the adoption date. The Company revised its previously reported consolidated financial statements effective January 1, 2021 in its Form 10-K for the year ended December 31, 2021 without filing amendments to its previously filed quarterly reports on Form 10-Q for the same year. Accordingly, our prior period condensed consolidated financial statements and information, as presented herein, have been revised to conform to the standard.
The following table summarizes the effects of adopting ASC 842 on our condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2021:

	For the Three Months Ended June 30, 2021			For the Six Months Ended June 30, 2021
(in thousands, except per share data)	As Previously Reported	Effect of Adoption of Topic 842	As Adjusted	As Previously Reported	Effect of Adoption of Topic 842	As Adjusted
Operating expenses:
Other operating expenses	$19,200	$337	$19,537	$36,768	$(356)	$36,412
Total operating expenses	132,905	337	133,242	249,476	(356)	249,120
Operating income (loss)	(13,199)	(337)	(13,536)	23,058	356	23,414
Net income (loss)	(20,104)	(337)	(20,441)	10,510	356	10,866
Net income (loss) attributable to BRP Group, Inc.	(9,756)	(337)	(10,093)	4,857	356	5,213
Basic earnings (loss) per share	$(0.22)	$(0.01)	$(0.23)	$0.11	$0.01	$0.12
Diluted earnings (loss) per share	$(0.22)	$(0.01)	$(0.23)	$0.11	$—	$0.11

The following table summarizes the effects of adopting ASC 842 on our condensed consolidated statement of cash flows for the six months ended June 30, 2021:

	For the Six Months Ended June 30, 2021
(in thousands)	As Previously Reported	Effect of Adoption of Topic 842	As Adjusted
Cash flows from operating activities:
Net income	$10,510	$356	$10,866
Changes in operating assets and liabilities, net of effect of acquisitions:
Prepaid expenses and other current assets	(2,254)	169	(2,085)
Right-of-use assets	—	(57,816)	(57,816)
Accounts payable, accrued expenses and other current liabilities	49,321	(1,885)	47,436
Operating lease liabilities	—	59,176	59,176
2. Business Combinations
The Company completed two business combinations for an aggregate purchase price of $396.4 million during the six months ended June 30, 2022. In accordance with ASC Topic 805, Business Combinations (“Topic 805”), total consideration was first allocated to the fair value of assets acquired, including liabilities assumed, with the excess being recorded as goodwill. For financial statement purposes, goodwill is not amortized but rather is evaluated for impairment at least annually or more frequently if an event or change in circumstances occurs that indicates goodwill may be impaired. For tax purposes, goodwill is deductible and will be amortized over a period of 15 years.
The Company completed the following business combinations during the six months ended June 30, 2022:
•Westwood Insurance Agency (“Westwood”), a MainStreet Partner effective April 29, 2022, enhances the Company’s expertise and capabilities in embedded, tech-enabled homeowners’ insurance solutions.
•Venture Captive Management, LLC (“VCM”), a Specialty Partner effective June 3, 2022, expands the Company’s capabilities into captive management and alternative risk funding solutions for clients.
The recorded purchase price for business combinations includes an estimation of the fair value of contingent consideration obligations associated with potential earnout provisions, which are based on recurring revenue or the insured value of sourced homeowners’ insurance of Westwood. The contingent earnout consideration amounts identified in the tables below are measured at fair value within Level 3 of the fair value hierarchy as discussed further in Note 13. Any subsequent changes in the fair value of contingent earnout liabilities will be recorded in the condensed consolidated statements of comprehensive income (loss) when incurred.
The recorded purchase price for certain business combinations also includes an estimation of the fair value of equity interests, which is calculated based on the value of the Company’s Class A common stock on the closing date taking into account a discount for lack of marketability.
The operating results of these business combinations have been included in the condensed consolidated statements of comprehensive income (loss) since their respective acquisition dates. The Company recognized total revenues and net income from these business combinations of $18.2 million and $7.0 million, respectively, for each of the three and six months ended June 30, 2022.
Acquisition-related costs incurred in connection with these business combinations are recorded in other operating expenses in the condensed consolidated statements of comprehensive income (loss). The Company incurred acquisition-related costs from these business combinations of $1.9 million for the six months ended June 30, 2022.
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

The table below provides a summary of the total consideration and the estimated purchase price allocations made for each of the business acquisitions that became effective during the six months ended June 30, 2022.

(in thousands)	Westwood	VCM	Totals
Cash consideration paid	$373,554	$5,850	$379,404
Fair value of contingent earnout consideration	12,724	674	13,398
Fair value of equity interest	—	1,870	1,870
Deferred payment	—	1,716	1,716
Total consideration	$386,278	$10,110	$396,388

Cash	$658	$1,397	$2,055
Restricted cash	50	—	50
Premiums, commissions and fees receivable	4,225	157	4,382
Other assets	392	566	958
Intangible assets	209,200	2,984	212,184
Goodwill	176,176	6,865	183,041
Total assets acquired	390,701	11,969	402,670
Premiums payable to insurance companies	(218)	—	(218)
Producer commissions payable	(2,488)	—	(2,488)
Accrued expenses and other current liabilities	(1,717)	(1,859)	(3,576)
Total liabilities acquired	(4,423)	(1,859)	(6,282)
Net assets acquired	$386,278	$10,110	$396,388

Maximum potential contingent earnout consideration	$15,000	$1,250	$16,250
The factors contributing to the recognition of goodwill are based on expanding business presence into new service markets, strategic benefits expected to be realized from acquiring the Partners’ assembled workforce and technology, in addition to other synergies gained from integrating the Partners’ operations into our consolidated structure.
The intangible assets acquired in connection with business combinations during the six months ended June 30, 2022 have the following values and estimated weighted-average lives:

(in thousands, except weighted-average lives)	Amount	Weighted-Average Life
Purchased customer accounts	$18,550	20.0 years
Distributor relationships	159,800	20.0 years
Software	29,500	5.0 years
Trade names	4,334	5.0 years
Future annual estimated amortization expense over the next five years for intangible assets acquired in connection with business combinations during the six months ended June 30, 2022 is as follows:

(in thousands)	Amount
For the remainder of 2022	$5,049
2023	11,076
2024	12,340
2025	13,562
2026	14,437

The following pro forma consolidated results of operations are provided for illustrative purposes only and have been presented as if the acquisitions of Westwood and VCM occurred on January 1, 2021. This pro forma information should not be relied upon as being indicative of the historical results that would have been obtained if the acquisitions had occurred on that date, nor of the results that may be obtained in the future.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2022	2021	2022	2021
Pro forma results:
Revenues	$239,912	$140,906	$503,058	$313,572
Net income (loss)	15,753	(21,759)	60,370	8,970
Net income (loss) attributable to BRP Group, Inc.	8,207	(10,731)	30,965	4,300

Basic earnings (loss) per share	$0.15	$(0.24)	$0.55	$0.10
Diluted earnings (loss) per share	$0.14	$(0.24)	$0.52	$0.09
Weighted-average shares of Class A common stock outstanding - basic	56,339	44,768	56,079	44,561
Weighted-average shares of Class A common stock outstanding - diluted	60,022	44,768	59,628	46,543
3. Variable Interest Entities
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
The Company determined that it is the primary beneficiary of its VIEs, which, at June 30, 2022 and December 31, 2021, include Laureate Insurance Partners, LLC, BKS Smith, LLC, BKS MS, LLC and BKS Partners Galati Marine Solutions, LLC. The Company has consolidated its VIEs into the condensed consolidated financial statements.
Total revenues and expenses of the Company’s consolidated VIEs included in the condensed consolidated statements of comprehensive income (loss) were $0.4 million and $0.3 million, respectively, for the three months ended June 30, 2022 and $0.3 million and $0.2 million, respectively, for the three months ended June 30, 2021. Total revenues and expenses of the Company’s consolidated VIEs included in the condensed consolidated statements of comprehensive income (loss) were $0.8 million and $0.5 million, respectively, for the six months ended June 30, 2022 and $0.5 million and $0.3 million, respectively, for the six months ended June 30, 2021.
The assets of the consolidated VIEs can only be used to settle the obligations of the consolidated VIEs and the creditors of the liabilities of the consolidated VIEs do not have recourse to the Company.

4. Revenue
The following table provides disaggregated commissions and fees revenue by major source:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Direct bill revenue(1)	$93,534	$50,358	$225,194	$144,863
Agency bill revenue(2)	89,015	47,293	162,192	82,633
Profit-sharing revenue(3)	19,366	8,175	34,378	18,467
Consulting and service fee revenue(4)	12,188	7,570	26,525	14,577
Policy fee and installment fee revenue(5)	13,419	4,792	19,127	9,268
Other income(6)	4,938	1,518	7,892	2,726
Total commissions and fees	$232,460	$119,706	$475,308	$272,534
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

5. Contract Assets and Liabilities
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

(in thousands)	June 30, 2022	December 31, 2021
Contract assets	$186,477	$168,550
Contract liabilities	25,191	18,178
During the six months ended June 30, 2022, the Company recognized revenue of $16.7 million related to the contract liabilities balance at December 31, 2021.
6. Deferred Commission Expense
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Balance at beginning of period	$14,039	$5,164	$11,336	$4,751
Costs capitalized	3,238	1,351	6,868	2,186
Amortization	(1,079)	(479)	(2,006)	(901)
Balance at end of period	$16,198	$6,036	$16,198	$6,036
7. Intangible Assets, Net and Goodwill
The Company recognizes certain separately identifiable intangible assets acquired in connection with business combinations and asset acquisitions. Intangible assets consist of the following:

	June 30, 2022			December 31, 2021
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Purchased customer accounts	$873,351	$(80,436)	$792,915	$851,445	$(54,481)	$796,964
Distributor relationships	260,421	(6,976)	253,445	100,621	(3,814)	96,807
Software	73,357	(23,563)	49,794	41,743	(18,265)	23,478
Trade names	28,523	(5,713)	22,810	24,189	(3,583)	20,606
Carrier relationships	7,859	(1,435)	6,424	7,859	(1,247)	6,612
Totals	$1,243,511	$(118,123)	$1,125,388	$1,025,857	$(81,390)	$944,467

Amortization expense recorded for intangible assets was $19.2 million and $10.7 million for the three months ended June 30, 2022 and 2021, respectively, and $36.7 million and $21.3 million for the six months ended June 30, 2022 and 2021, respectively.

Refer to Note 2 for a summary of goodwill recorded in connection with business combinations during the six months ended June 30, 2022. The changes in carrying value of goodwill by Operating Group for the periods are as follows:

(in thousands)	Middle Market	Specialty	MainStreet	Medicare	Total
Balance at December 31, 2021	$901,127	$264,018	$38,892	$24,704	$1,228,741
Goodwill of acquired businesses	—	6,865	176,176	—	183,041
Measurement period adjustments(1)	2,983	516	—	—	3,499
Balance at June 30, 2022	$904,110	$271,399	$215,068	$24,704	$1,415,281
__________
(1)    Measurement period adjustments relating to businesses acquired in the fourth quarter of 2021 increased premiums, commissions and fees receivable by $3.7 million, increased current liabilities by $7.0 million and increased consideration by $0.2 million.
8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

(in thousands)	June 30, 2022	December 31, 2021
Contract liabilities	$25,191	$18,178
Accrued compensation and benefits	24,549	22,460
Current portion of operating lease liabilities	12,843	12,520
Deferred consideration payments	12,656	12,355
Accrued expenses	10,943	9,731
Current portion of long-term debt	8,509	8,521
Advisor incentive liability	4,784	—
Tax distribution payable	—	5,072
Other	4,855	3,386
Accrued expenses and other current liabilities	$104,330	$92,223
BRP previously had advisor incentive agreements with several of its Risk Advisors to incentivize them to stay with the Company and grow their Book of Business. The incentive rights had a deposit buy-in requirement payable in the form of payroll withholding or other cash payments for which the Company recorded an advisor incentive liability. The incentive rights could be converted to LLC Units after the achievement of certain milestones, subject to approval at the discretion of management. The Company’s obligation related to advisor incentive liabilities of all but one Risk Advisor was settled in connection with our reorganization during 2019. One Risk Advisor chose not to convert his incentive rights into common stock of BRP Group. As a result, the remaining advisor incentive liability has been reported at fair value of the expected buyout amount each reporting period as a component of other liabilities in the accompanying balance sheets.
During the second quarter of 2022, the Company entered into an agreement with this Risk Advisor to settle the advisor incentive liability for $4.8 million and the obligation was subsequently satisfied in the third quarter of 2022. The advisor incentive liability was reclassified from other liabilities to accrued expenses and other current liabilities at June 30, 2022 as a result of the settlement agreement.
9. Long-Term Debt
As of December 31, 2021, the Company’s JPM Credit Agreement provided for senior secured credit facilities in an aggregate principal amount of $1.325 billion, which consisted of (i) a term loan facility in the principal amount of $850.0 million maturing in 2027 (the “Term Loan B”) and (ii) a revolving credit facility with commitments in an aggregate principal amount of $475.0 million maturing in 2025 (the “Revolving Facility”).
On March 28, 2022, the Company entered into Amendment No. 5 to the JPM Credit Agreement, under which (i) the aggregate principal amount of the Revolving Facility was increased from $475.0 million to $600.0 million, (ii) the interest rate on the Revolving Facility changed to the SOFR, plus a credit spread adjustment of 10 bps plus an amount between 200 bps and 300 bps based on the total net leverage ratio, (iii) the total net leverage ratio covenant increased to 7.0x consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) and (iv) the maturity of the Revolving Facility was extended to April 1, 2027. The other terms of the Revolving Facility and the terms of the Term Loan B remained unchanged. The JPM Credit Agreement provides for a benchmark replacement to SOFR such that there are no material contract modifications resulting from a transition from LIBOR.

The Term Loan B bears interest at LIBOR plus 350 bps, subject to a LIBOR floor of 50 bps. At June 30, 2022, the outstanding borrowings on the Term Loan B were $842.4 million and had an applicable interest rate of 4.69%. The outstanding borrowings on the Revolving Facility of $525.0 million had an applicable interest rate of 4.50% at June 30, 2022. The Revolving Facility is also subject to a commitment fee of 0.40% on the unused capacity at June 30, 2022.
The JPM Credit Agreement requires the Company to meet certain financial covenants and comply with customary affirmative and negative covenants as listed in the underlying agreement. The Company was in compliance with these covenants at June 30, 2022.
Interest Rate Caps
The Company enters into interest rate caps to mitigate its exposure to interest rate risk by limiting the impact of interest rate changes on cash flows. On May 5, 2022, the Company sold its $300.0 million notional, 2.50% interest rate cap expiring March 8, 2026 and two $100.0 million notional, 3.00% interest rate caps expiring August 13, 2028 for aggregate proceeds of $19.0 million. The Company retained its $300.0 million, 1.50% interest rate cap expiring on March 10, 2024.
The interest rate caps are recorded at an aggregate fair value of $8.6 million and $6.3 million at June 30, 2022 and December 31, 2021, respectively. The interest rate caps are included as a component of other assets on the condensed consolidated balance sheets. The Company recorded a fair value gain of $5.5 million and $21.3 million related to the interest rate caps for the three and six months ended June 30, 2022, respectively, and a fair value loss of $0.8 million for each of the three and six months ended June 30, 2021. The change in fair value of the interest rate caps is included as a component of other income (expense), net in the condensed consolidated statements of comprehensive income (loss).
10. Related Party Transactions
Notes Payable
In September 2021, the Company accelerated recognition of MSI’s maximum contingent earnout and entered into notes payable agreements with each of MSI’s shareholders for a combined principal amount of $61.5 million. The related party notes were subsequently paid in full in April 2022.
Commission Revenue
The Company serves as a broker for Holding Company of the Villages, Inc. (“The Villages”), a significant shareholder, and certain affiliated entities. Commission revenue recorded as a result of transactions with The Villages was $0.6 million and $0.7 million for the three months ended June 30, 2022 and 2021, respectively, and $1.7 million and $1.3 million for the six months ended June 30, 2022 and 2021, respectively.
The Company serves as a broker for certain entities in which a member of our board of directors has a material interest. Commission revenue recorded as a result of these transactions was $0.1 million and $0.2 million for the three and six months ended June 30, 2022, respectively.
Commissions Expense
A brother of Lowry Baldwin, our Board Chair, earned Risk Advisor commissions from the Company of $0.1 million during each of the three months ended June 30, 2022 and 2021 and $0.2 million during each of the six months ended June 30, 2022 and 2021.
Rent Expense
The Company has various agreements to lease office space from wholly-owned subsidiaries of The Villages. Total rent expense incurred with respect to The Villages and its wholly-owned subsidiaries was $0.1 million for each of the three months ended June 30, 2022 and 2021 and $0.2 million and $0.3 million for the six months ended June 30, 2022 and 2021, respectively.
The Company has various agreements to lease office space from other related party entities. Total rent expense incurred with respect to other related parties was $0.9 million and $0.5 million for the three months ended June 30, 2022 and 2021, respectively, and $1.9 million and $1.0 million for the six months ended June 30, 2022 and 2021, respectively. Total right-of-use assets and operating lease liabilities included on the Company’s balance sheet related to these agreements were $16.1 million and $16.4 million, respectively, at June 30, 2022 and $17.9 million and $18.2 million, respectively, at December 31, 2021.

11. Share-Based Compensation
The Company has an Omnibus Incentive Plan (the “Omnibus Plan”) and a Partnership Inducement Award Plan (the “Inducement Plan” and collectively, the “Plans”) to motivate and reward Colleagues and other individuals, including those who join the Company through Partnerships, to perform at the highest level and contribute significantly to the Company’s success, thereby furthering the best interests of its shareholders. The Omnibus Plan and the Inducement Plan provide for the Company to make awards of 6,142,862 and 3,000,000 shares of Class A common stock, respectively, at June 30, 2022.
During the six months ended June 30, 2022, the Company made awards of restricted stock, unrestricted stock and performance-based restricted stock units under the Plans to its non-employee directors, Colleagues and executive officers. Shares of unrestricted stock issued to directors during the six months ended June 30, 2022 were vested upon issuance, while restricted stock issued to Colleagues, Risk Advisors and executive officers generally either cliff vest after 3 to 4 years or vest ratably over 3 to 5 years.
The following table summarizes the activity for non-vested awards granted by the Company under the Plans:

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at December 31, 2021	3,215,731	$28.83
Granted	853,576	28.57
Vested and settled	(356,531)	27.05
Forfeited	(54,194)	26.00
Outstanding at June 30, 2022	3,658,582	28.67
The total fair value of shares that vested and settled under the Plans was $9.6 million and $3.9 million for the six months ended June 30, 2022 and 2021, respectively.
Share-based compensation includes expense recognized for management incentive units and advisor incentives, in addition to issuances under the Plans. The Company recognizes share-based compensation expense for the Plans net of actual forfeitures. The Company recorded total share-based compensation expense of $10.1 million and $4.5 million for the three months ended June 30, 2022 and 2021, respectively, and $17.7 million and $8.1 million for the six months ended June 30, 2022 and 2021, respectively, which is included in commissions, employee compensation and benefits expense in the condensed consolidated statements of comprehensive income (loss).
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Unvested restricted shares of Class A common stock	—	1,864,337	—	—
Shares of Class B common stock	55,442,435	49,575,871	55,442,435	49,575,871
The shares of Class B common stock do not share in the earnings or losses attributable to BRP Group, and therefore, are not participating securities. Accordingly, a separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been included.

The following is a calculation of the basic and diluted weighted-average number of shares of Class A common stock outstanding and earnings per share for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2022	2021	2022	2021
Basic earnings (loss) per share:
Net income (loss) attributable to BRP Group, Inc.	$8,642	$(10,093)	$31,511	$5,213
Shares used for basic earnings (loss) per share:
Weighted-average shares of Class A common stock outstanding - basic	56,270	44,671	55,997	44,464
Basic earnings (loss) per share	$0.15	$(0.23)	$0.56	$0.12

Diluted earnings (loss) per share:
Net income (loss) attributable to BRP Group, Inc.	$8,642	$(10,093)	$31,511	$5,213
Shares used for diluted earnings (loss) per share:
Weighted-average shares of Class A common stock outstanding	56,270	44,671	55,997	44,464
Dilutive effect of unvested restricted shares of Class A common stock	3,589	—	3,357	1,696
Weighted-average shares of Class A common stock outstanding - diluted	59,859	44,671	59,354	46,160
Diluted earnings (loss) per share	$0.14	$(0.23)	$0.53	$0.11
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

(in thousands)	June 30, 2022	December 31, 2021
Level 2
Interest rate caps	$8,569	$6,338
Level 2 Assets	$8,569	$6,338
Level 3
Contingent earnout liabilities	$209,996	$258,589
Level 3 Liabilities	$209,996	$258,589

Methodologies used for assets and liabilities measured at fair value on a recurring basis within Level 3 of the fair value hierarchy at June 30, 2022 and December 31, 2021 are based on limited unobservable inputs. These methods may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.
The fair value of interest rate caps was $8.6 million at June 30, 2022. The fair value of interest rate caps is determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.
The fair value of contingent earnout liabilities is based on sales projections for the acquired entities, which are reassessed each reporting period. Based on the Company’s ongoing assessment of the fair value of its contingent earnout liabilities, the Company recorded a net decrease in the estimated fair value of such liabilities of $26.9 million and $32.5 million for the three and six months ended June 30, 2022, respectively. The Company has assessed the maximum estimated exposure to the contingent earnout liabilities to be approximately $1.0 billion at June 30, 2022.
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
The fair value of the contingent earnout liabilities is based on the present value of the expected future payments to be made to Partners in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, the Company estimates the Partner’s future performance using financial projections developed by management for the Partner and market participant assumptions that were derived for revenue growth, profitability based on EBITDA, the number of rental units tracked or the insured value of sourced homeowners’ insurance. Revenue and EBITDA growth rates generally ranged from 5% to 25% at June 30, 2022 and from 5% to 22% at December 31, 2021. The Company estimates future payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. These payments are discounted to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of the Partner to achieve the targets. These discount rates generally ranged from 7.50% to 18.00% at June 30, 2022 and from 5.00% to 15.50% at December 31, 2021. Changes in financial projections, market participant assumptions for revenue growth and profitability, or the risk-adjusted discount rate, would result in a change in the fair value of contingent consideration.

The following table sets forth a summary of the changes in the fair value of the Company’s contingent earnout liabilities, which are measured at fair value on a recurring basis utilizing Level 3 assumptions in their valuation:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021(1)
Balance at beginning of period	$227,847	$165,283	$258,589	$164,819
Settlement of contingent consideration	(4,377)	(1,430)	(29,487)	(1,430)
Change in fair value of contingent consideration	(26,872)	13,325	(32,504)	11,822
Fair value of contingent consideration issuances	13,398	1,074	13,398	3,041
Balance at end of period	$209,996	$178,252	$209,996	$178,252
__________
(1)    During the six months ended June 30, 2021, the Company recorded measurement period adjustments relating to businesses acquired in the fourth quarter of 2020. These adjustments decreased contingent earnout liabilities by $4.7 million, which offsets issuances of $7.8 million from business combinations for the period.
Fair Value of Other Financial Instruments
The fair value of long-term debt and the revolving line of credit is based on an estimate using a discounted cash flow analysis based on current borrowing rates for similar types of borrowing arrangements. The carrying amount and estimated fair value of long-term debt and the revolving line of credit were as follows:

	Fair Value Hierarchy	June 30, 2022		December 31, 2021
		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt(1)	Level 2	$842,368	$799,239	$846,623	$870,120
Revolving line of credit	Level 2	525,000	498,120	35,000	33,968
__________
(1)    The carrying amount of the long-term debt does not reflect unamortized debt discount and issuance costs of $21.8 million and $23.5 million at June 30, 2022 and December 31, 2021, respectively, which are netted against long-term debt for balance sheet presentation.
14. Commitments and Contingencies
In April 2022, BRP made a commitment to the University of South Florida (“USF”) to donate a total of $5.3 million through October 2028. The gift will provide support for the School of Risk Management and Insurance in the USF Muma College of Business. It is currently anticipated that Lowry Baldwin, our Board Chair, will fund half of the amounts to be donated by BRP.
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
The Company’s chief operating decision maker, the chief executive officer, uses net income (loss) and net income (loss) before interest, taxes, depreciation, amortization, and one-time transactional-related expenses or non-recurring items to manage resources and make decisions about the business.
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

	For the Three Months Ended June 30, 2022
(in thousands)	Middle Market	Specialty	MainStreet	Medicare	Corporate and Other	Total
Commissions and fees(1)	$131,532	$74,301	$29,430	$6,595	$(9,398)	$232,460
Net income (loss)	33,459	11,008	5,359	286	(33,519)	16,593

	For the Three Months Ended June 30, 2021
(in thousands)	Middle Market	Specialty	MainStreet	Medicare	Corporate and Other	Total
Commissions and fees(2)	$76,109	$30,105	$8,576	$5,152	$(236)	$119,706
Net income (loss)	(5,898)	1,617	972	452	(17,584)	(20,441)

	For the Six Months Ended June 30, 2022
(in thousands)	Middle Market	Specialty	MainStreet	Medicare	Corporate and Other	Total
Commissions and fees(1)	$302,935	$123,824	$38,707	$20,276	$(10,434)	$475,308
Net income (loss)	88,346	16,326	3,501	4,586	(51,327)	61,432

	For the Six Months Ended June 30, 2021
(in thousands)	Middle Market	Specialty	MainStreet	Medicare	Corporate and Other	Total
Commissions and fees(2)	$186,664	$55,187	$16,798	$14,604	$(719)	$272,534
Net income (loss)	35,981	3,504	2,323	2,769	(33,711)	10,866
__________
(1)    During the three and six months ended June 30, 2022, the Middle Market Operating Group recorded intercompany commissions and fees revenue from activity with the Specialty Operating Group of $0.4 million and $0.6 million, respectively; the Specialty Operating Group recorded intercompany commissions and fees revenue from activity with the MainStreet Operating Group and itself of $8.6 million and $8.8 million, respectively; the MainStreet Operating Group recorded intercompany commissions and fees revenue from activity with the Middle Market and Specialty Operating Groups of $0.1 million and $0.2 million, respectively; and the Medicare Operating Group recorded intercompany commissions and fees revenue from activity with itself of $0.3 million and $0.8 million, respectively. These intercompany commissions and fees are eliminated through Corporate and Other.

(2)    During the three and six months ended June 30, 2021, the Middle Market Operating Group recorded intercompany commissions and fees revenue from activity with the Specialty Operating Group of $0.1 million and $0.5 million, respectively; the MainStreet Operating Group recorded intercompany commissions and fees revenue from activity with the Middle Market Operating Group of less than $0.1 million and less than $0.1 million, respectively; and the Medicare Operating Group recorded intercompany commissions and fees revenue from activity with itself of less than $0.1 million and $0.2 million, respectively. These intercompany commissions and fees are eliminated through Corporate and Other.

(in thousands)	Middle Market	Specialty	MainStreet	Medicare	Corporate and Other	Total
Total assets at June 30, 2022	$2,230,111	$593,225	$464,205	$51,552	$71,552	$3,410,645
Total assets at December 31, 2021	2,142,485	549,662	61,322	56,472	66,366	2,876,307
16. Subsequent Events
On August 1, 2022, the Company purchased certain assets and intellectual and intangible rights and assumed certain liabilities of National Health Plans & Benefits Agency, LLC for upfront consideration of $17.3 million. The Partnership brings to the Company deep expertise in the individual health insurance market. The Company has not yet completed its evaluation and determination of consideration paid, certain assets and liabilities acquired, or treatment of this transaction as either a business combination or asset acquisition in accordance with Topic 805.

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
We represent over 1,200,000 Clients across the United States and internationally. Our more than 3,400 Colleagues include over 520 Risk Advisors, who are fiercely independent, relentlessly competitive and “insurance geeks.” We have approximately 125 offices in 22 states, all of which are equipped to provide diversified products and services to empower our Clients at every stage through our four Operating Groups.
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
We completed two Partnerships for an aggregate purchase price of $396.4 million during the six months ended June 30, 2022 and five Partnerships for an aggregate purchase price of $41.1 million during the six months ended June 30, 2021. Partnerships completed during 2022 added $4.4 million of premiums, commissions and fees receivable, $212.2 million of intangible assets and $183.0 million of goodwill to the condensed consolidated balance sheet.
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
RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements for the three and six months ended June 30, 2022 and the related notes and other financial information included elsewhere in this report. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on March 1, 2022.

The following is a discussion of our consolidated results of operations for the three and six months ended June 30, 2022 and 2021.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2022	2021	Variance	2022	2021	Variance
Revenues:
Commissions and fees	$232,460	$119,706	$112,754	$475,308	$272,534	$202,774

Operating expenses:
Commissions, employee compensation and benefits	172,848	89,065	83,783	326,598	178,440	148,158
Other operating expenses	40,770	19,537	21,233	77,212	36,412	40,800
Amortization expense	19,170	10,742	8,428	36,732	21,279	15,453
Change in fair value of contingent consideration	(26,872)	13,325	(40,197)	(32,504)	11,822	(44,326)
Depreciation expense	1,105	573	532	2,093	1,167	926
Total operating expenses	207,021	133,242	73,779	410,131	249,120	161,011

Operating income (loss)	25,439	(13,536)	38,975	65,177	23,414	41,763

Other income (expense):
Interest expense, net	(14,632)	(5,848)	(8,784)	(24,982)	(11,491)	(13,491)
Other income (expense), net	5,786	(1,057)	6,843	21,237	(1,057)	22,294
Total other expense	(8,846)	(6,905)	(1,941)	(3,745)	(12,548)	8,803

Net income (loss)	16,593	(20,441)	37,034	61,432	10,866	50,566
Less: net income (loss) attributable to noncontrolling interests	7,951	(10,348)	18,299	29,921	5,653	24,268
Net income (loss) attributable to BRP Group, Inc.	$8,642	$(10,093)	$18,735	$31,511	$5,213	$26,298

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
Commissions and fees increased $112.8 million and $202.8 million for the three and six months ended June 30, 2022 as compared to the same period of 2021, respectively. This increase was related to amounts attributable to Partners acquired during 2021 and 2022 prior to their having reached the twelve-month owned mark (such amounts, the “Partnership Contribution”) and organic growth. The Partnership Contribution accounted for $84.2 million and $149.0 million of the increase to commissions and fees for the quarter and year-to-date periods, respectively, and organic growth accounted for $28.6 million and $53.8 million of the increase for the quarter and year-to-date periods, respectively.

Major Sources of Commissions and Fees
The following table sets forth our commissions and fees by major source for the periods indicated:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2022	2021	Variance	2022	2021	Variance
Direct bill revenue	$93,534	$50,358	$43,176	$225,194	$144,863	$80,331
Agency bill revenue	89,015	47,293	41,722	162,192	82,633	79,559
Profit-sharing revenue	19,366	8,175	11,191	34,378	18,467	15,911
Consulting and service fee revenue	12,188	7,570	4,618	26,525	14,577	11,948
Policy fee and installment fee revenue	13,419	4,792	8,627	19,127	9,268	9,859
Other income	4,938	1,518	3,420	7,892	2,726	5,166
Total commissions and fees	$232,460	$119,706	$112,754	$475,308	$272,534	$202,774
Direct bill revenue represents commission revenue earned by providing insurance placement services to Clients, primarily for private risk management, commercial risk management, employee benefits and Medicare insurance types. Direct bill revenue increased by $43.2 million and $80.3 million for the three and six months ended June 30, 2022 as compared to the same periods of 2021, respectively. The Partnership Contribution accounted for $36.5 million and $62.1 million of the increase to direct bill revenue for the quarter and year-to-date periods, respectively. Organic growth for direct bill revenue was $6.7 million and $18.2 million for the quarter and year-to-date periods, respectively.
Agency bill revenue primarily represents commission revenue earned by providing insurance placement services to clients wherein we act as an agent on behalf of the Client. Agency bill revenue increased $41.7 million and $79.6 million for the three and six months ended June 30, 2022 as compared to the same periods of 2021, respectively. The Partnership Contribution accounted for $34.4 million and $62.2 million of the increase to agency bill revenue for the quarter and year-to-date periods, respectively. Organic growth for agency bill revenue was $7.3 million and $17.4 million for the quarter and year-to-date periods, respectively.
Profit-sharing revenue represents bonus-type or contingent revenue that is earned by us as a sales incentive provided by certain Insurance Company Partners. Profit-sharing revenue increased $11.2 million and $15.9 million for the three and six months ended June 30, 2022 as compared to the same periods of 2021, respectively, as a result of the Partnership Contribution of $5.8 million and $9.4 million, respectively, and organic growth of $5.4 million and $6.5 million, respectively. Profit-sharing revenue was affected by higher loss ratios in our Middle Market and MainStreet Operating Groups, which is particularly acute in the Florida homeowners marketplace.
Consulting and service fee revenue represents fees received in lieu of a commission and specialty insurance consulting revenue. Consulting and service fee revenue increased $4.6 million and $11.9 million for the three and six months ended June 30, 2022 as compared to the same periods of 2021, respectively, as a result of the Partnership Contribution of $3.5 million and $9.6 million, respectively, and organic growth of $1.1 million and $2.3 million, respectively.
Policy fee and installment fee revenue represents revenue earned for acting in the capacity of an MGA and providing payment processing and services and other administrative functions on behalf of Insurance Company Partners. Policy fee and installment fee revenue increased $8.6 million and $9.9 million during the three and six months ended June 30, 2022 as compared to the same periods of 2021, respectively, largely due to organic growth. These fees are generated by our Specialty Operating Group.
Other income consists of Medicare marketing income that is based on agreed-upon cost reimbursement for fulfilling specific targeted marketing campaigns in addition to other ancillary income and premium financing income generated across all Operating Groups. Other income increased $3.4 million and $5.2 million for the three and six months ended June 30, 2022 as compared to the same periods of 2021, respectively.
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
Commissions, employee compensation and benefits expenses increased $83.8 million and $148.2 million for the three and six months ended June 30, 2022 as compared to the same periods of 2021, respectively. The Partnership Contribution accounted for $45.4 million and $82.3 million of the increase to commissions, employee compensation and benefits for the quarter and year-to-date periods, respectively. Share-based compensation expense increased $5.6 million and $9.6 million, respectively, as a result of equity grants awarded to all newly hired Colleagues, including those who joined us through Partnerships, and grants to reward Colleagues, including members of senior management. The remaining increase in commissions, employee compensation and benefits expense can be attributed to higher commissions expense relating to our organic growth and higher compensation and benefits relating to hiring to support our growth.
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
Other operating expenses increased $21.2 million for the three months ended June 30, 2022 as compared to the same period of 2021, which was primarily attributable to increases in professional fees of $6.7 million relating to Partnership transactions, debt raises and public filings, dues and subscriptions of $4.6 million from our investment in technology to support our growth, rent expense of $3.6 million relating to expansion of our operating locations, colleague education and welfare of $3.2 million relating to investments in our Colleagues, travel and entertainment of $2.4 million relating to Partnership travel and lodging costs, licenses and taxes of $1.6 million relating to revenue growth, and advertising and marketing and repairs and maintenance of $1.4 million each. These increases were partially offset by a decrease in consulting fees of $6.3 million.
Other operating expenses increased $40.8 million for the six months ended June 30, 2022 as compared to the same period of 2021, which was primarily attributable to increases in professional fees of $11.5 million relating to Partnership transactions, debt raises and public filings, dues and subscriptions of $6.9 million from our investment in technology to support our growth, rent expense of $5.7 million relating to expansion of our operating locations, travel and entertainment of $4.5 million relating to Partnership travel and lodging costs, colleague education and welfare of $4.5 million relating to investments in our Colleagues, licenses and taxes of $3.0 million relating to revenue growth, advertising and marketing of $2.6 million and repairs and maintenance of $2.4 million. These increases were partially offset by a decrease in consulting fees of $5.5 million.
Amortization Expense
Amortization expense increased $8.4 million and $15.5 million for the three and six months ended June 30, 2022 as compared to the same period of 2021, respectively, which was driven by amortization of intangible assets recorded in connection with Partnerships over the past twelve months.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration was a $26.9 million gain for the three months ended June 30, 2022 as compared to a $13.3 million loss for the same period of 2021. Change in fair value of contingent consideration was a $32.5 million gain for the six months ended June 30, 2022 as compared to a $11.8 million loss for the same period of 2021. The change in fair value of contingent consideration for 2022 was impacted by high market volatility, rising interest rates and changes in growth trends of certain partners, which resulted in the reduction of contingent earnout consideration values.
Depreciation Expense
Depreciation expense increased $0.5 million and $0.9 million for the three and six months ended June 30, 2022 as compared to the same periods of 2021, respectively, which was driven by our growth.
Interest Expense, Net
Interest expense, net increased $8.8 million and $13.5 million for the three and six months ended June 30, 2022 as compared to the same periods of 2021, respectively, resulting from higher average borrowings outstanding, offset in part by lower average interest rates, during 2022.

Other Income, Net
Other income, net was $5.8 million and $21.2 million for the three and six months ended June 30, 2022, primarily as a result of a fair value gain of $5.5 million and $21.3 million recorded for our interest rate caps during the quarter and year-to-date periods, respectively, in connection with rising interest rates and market estimates for future rate increases.
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
We calculate Organic Revenue Growth based on commissions and fees for the relevant period by excluding the first twelve months of commissions and fees generated from new Partners. Organic Revenue Growth is the change in Organic Revenue period-to-period, with prior period results adjusted to include commissions and fees that were excluded from Organic Revenue in the prior period because the relevant Partners had not yet reached the twelve-month owned mark, but which have reached the twelve-month owned mark in the current period. For example, revenues from a Partner acquired on June 1, 2021 are excluded from Organic Revenue for 2021. However, after June 1, 2022, results from June 1, 2021 to December 31, 2021 for such Partners are compared to results from June 1, 2022 to December 31, 2022 for purposes of calculating Organic Revenue Growth in 2022. Organic Revenue Growth is a key metric used by management and our board of directors to assess our financial performance. We believe that Organic Revenue and Organic Revenue Growth are appropriate measures of operating performance as they allow investors to measure, analyze and compare growth in a meaningful and consistent manner.

Adjusted Net Income is presented for the purpose of calculating Adjusted Diluted EPS. We define Adjusted Net Income as net income (loss) attributable to BRP Group, Inc. adjusted for depreciation, amortization, change in fair value of contingent consideration and certain items of income and expense, including share-based compensation expense, transaction-related expenses related to Partnerships, severance, and certain non-recurring costs that, in the opinion of management, significantly affect the period-over-period assessment of operating results, and the related tax effect of those adjustments. We believe that Adjusted Net Income is an appropriate measure of operating performance because it eliminates the impact of expenses that do not relate to business performance.
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
Adjusted EBITDA and Adjusted EBITDA Margin
The following table reconciles Adjusted EBITDA and Adjusted EBITDA Margin to net income, which we consider to be the most directly comparable GAAP financial measure:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except percentages)	2022	2021	2022	2021
Commissions and fees	$232,460	$119,706	$475,308	$272,534

Net income (loss)	$16,593	$(20,441)	$61,432	$10,866
Adjustments to net income (loss):
Amortization expense	19,170	10,742	36,732	21,279
Change in fair value of contingent consideration	(26,872)	13,325	(32,504)	11,822
Interest expense, net	14,632	5,848	24,982	11,491
Change in fair value of interest rate caps	(5,459)	825	(21,269)	825
Share-based compensation	10,113	4,545	17,677	8,087
Transaction-related Partnership expenses	9,208	3,225	17,424	5,670
Depreciation expense	1,105	573	2,093	1,167
Severance	653	—	875	—
Other(1)	3,341	1,412	7,974	2,271
Adjusted EBITDA	$42,484	$20,054	$115,416	$73,478
Adjusted EBITDA Margin	18%	17%	24%	27%
__________
(1)    Other addbacks to Adjusted EBITDA include certain expenses that are considered to be non-recurring or non-operational, including certain recruiting costs, remediation efforts, professional fees and litigation costs, and bonuses.
Organic Revenue and Organic Revenue Growth
The following table reconciles Organic Revenue and Organic Revenue Growth to commissions and fees, which we consider to be the most directly comparable GAAP financial measure:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except percentages)	2022	2021	2022	2021
Commissions and fees	$232,460	$119,706	$475,308	$272,534
Partnership commissions and fees(1)	(84,186)	(51,893)	(148,963)	(143,108)
Organic Revenue	$148,274	$67,813	$326,345	$129,426
Organic Revenue Growth(2)	$28,630	$16,482	$53,811	$23,929
Organic Revenue Growth %(2)	24%	32%	20%	23%
__________
(1)    Includes the first twelve months of such commissions and fees generated from newly acquired Partners.

(2)    Organic Revenue Growth for the three and six months ended June 30, 2021 used to calculate Organic Revenue for the three and six months ended June 30, 2022 was $119.6 million and $272.5 million, respectively, which is adjusted to reflect revenues from Partnerships that reached the twelve-month owned mark during the three and six months ended June 30, 2022.
Adjusted Net Income and Adjusted Diluted EPS
The following table reconciles Adjusted Net Income to net income attributable to BRP Group, Inc. and reconciles Adjusted Diluted EPS to diluted earnings per share, which we consider to be the most directly comparable GAAP financial measures:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2022	2021(1)	2022	2021(1)
Net income (loss) attributable to BRP Group, Inc.	$8,642	$(10,093)	$31,511	$5,213
Net income (loss) attributable to noncontrolling interests	7,951	(10,348)	29,921	5,653
Amortization expense	19,170	10,742	36,732	21,279
Change in fair value of contingent consideration	(26,872)	13,325	(32,504)	11,822
Change in fair value of interest rate caps	(5,459)	825	(21,269)	825
Share-based compensation	10,113	4,545	17,677	8,087
Transaction-related Partnership expenses	9,208	3,225	17,424	5,670
Amortization of deferred financing costs	1,188	750	2,474	1,443
Depreciation	1,105	573	2,093	1,167
Severance	653	—	875	—
Other(2)	3,341	1,412	7,974	2,271
Adjusted pre-tax income	29,040	14,956	92,908	63,430
Adjusted income taxes(3)	2,875	1,481	9,198	6,280
Adjusted Net Income	$26,165	$13,475	$83,710	$57,150

Weighted-average shares of Class A common stock outstanding - diluted	59,859	44,671	59,354	46,160
Dilutive effect of unvested restricted shares of Class A common stock	—	1,862	—	—
Exchange of Class B shares(4)	55,864	49,600	56,065	49,694
Adjusted dilutive weighted-average shares outstanding	115,723	96,133	115,419	95,854

Adjusted Diluted EPS	$0.23	$0.14	$0.73	$0.60

Diluted earnings (loss) per share	$0.14	$(0.23)	$0.53	$0.11
Effect of exchange of Class B shares and net income (loss) attributable to noncontrolling interests per share	—	0.02	—	—
Other adjustments to earnings (loss) per share	0.11	0.37	0.28	0.56
Adjusted income taxes per share	(0.02)	(0.02)	(0.08)	(0.07)
Adjusted Diluted EPS	$0.23	$0.14	$0.73	$0.60
___________
(1)    Calculation was adjusted in the fourth quarter of 2021 to include depreciation. Prior year amounts have been conformed to current year presentation.
(2)    Other addbacks to Adjusted Net Income include certain expenses that are considered to be non-recurring or non-operational, including certain recruiting costs, remediation efforts, professional fees and litigation costs, and bonuses.
(3)    Represents corporate income taxes at assumed effective tax rate of 9.9% applied to adjusted pre-tax income.
(4)    Assumes the full exchange of Class B shares for Class A common stock pursuant to the Amended LLC Agreement.

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
The following table sets forth our commissions and fees by Operating Group and for Corporate and Other by amount and as a percentage of our commissions and fees:

Commissions and Fees by Operating Group (in thousands, except percentages)
	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2022		2021		Variance		2022		2021		Variance
Operating Group	Amount	Percent of Business	Amount	Percent of Business	Amount	%	Amount	Percent of Business	Amount	Percent of Business	Amount	%
Middle Market	$131,532	56%	$76,109	64%	$55,423	73%	$302,935	64%	$186,664	68%	$116,271	62%
Specialty	74,301	32%	30,105	25%	44,196	147%	123,824	26%	55,187	20%	68,637	124%
MainStreet	29,430	13%	8,576	7%	20,854	243%	38,707	8%	16,798	6%	21,909	130%
Medicare	6,595	3%	5,152	4%	1,443	28%	20,276	4%	14,604	5%	5,672	39%
Corporate and Other	(9,398)	(4)%	(236)	—%	(9,162)	n/m	(10,434)	(2)%	(719)	—%	(9,715)	n/m
	$232,460		$119,706		$112,754		$475,308		$272,534		$202,774
__________
n/m    not meaningful
Commissions and fees for our Middle Market Operating Group increased $55.4 million for the second quarter of 2022 as compared to the same period of 2021 as a result of the Partnership Contribution of $46.8 million and organic growth of $8.6 million. Organic growth included $4.6 million related to base commissions and fees and $4.0 million related to contingent revenue.
Commissions and fees for our Middle Market Operating Group increased $116.3 million for the first half of 2022 as compared to the same period of 2021 as a result of the Partnership Contribution of $93.9 million and organic growth of $22.4 million. Organic growth included $18.7 million related to base commissions and fees and $4.2 million related to contingent revenue.
Commissions and fees for our Specialty Operating Group increased $44.2 million for the second quarter of 2022 as compared to the same period of 2021 as a result of the Partnership Contribution of $28.2 million and organic growth of $16.0 million, which is attributable to growth in our renter’s and homeowner’s insurance products and base commissions.
Commissions and fees for our Specialty Operating Group increased $68.6 million for the first half of 2022 as compared to the same period of 2021 as a result of the Partnership Contribution of $44.9 million and organic growth of $23.7 million, which is primarily attributable to growth in our renter’s and homeowner’s insurance products and base commissions.
Commissions and fees for our MainStreet Operating Group increased $20.9 million for the second quarter of 2022 as compared to the same period of 2021 as a result of the Partnership Contribution of $18.1 million and organic growth of $2.8 million, primarily related to base commissions and fees.
Commissions and fees for our MainStreet Operating Group increased $21.9 million for the first half of 2022 as compared to the same period of 2021 as a result of the Partnership Contribution of $18.0 million and organic growth of $3.9 million, primarily related to base commissions and fees.

Commissions and fees for our Medicare Operating Group increased $1.4 million for the second quarter of 2022 as compared to the same period of 2021 as a result of organic growth of $1.2 million and the Partnership Contribution of $0.2 million.
Commissions and fees for our Medicare Operating Group increased $5.7 million for the first half of 2022 as compared to the same period of 2021 as a result of organic growth of $3.7 million and the Partnership Contribution of $2.0 million.
Revenue reported for Corporate and Other relates to the elimination of intercompany revenue. During the second quarter of 2022, the Middle Market Operating Group recorded intercompany commissions and fees from activity with the Specialty Operating Group of $0.4 million; the Specialty Operating Group recorded intercompany commissions and fees revenue from activity with the MainStreet Operating Group and itself of $8.6 million; the MainStreet Operating Group recorded intercompany commissions and fees from activity with the Middle Market and Specialty Operating Groups of less than $0.1 million; and the Medicare Operating Group recorded intercompany commissions and fees from activity with itself of $0.3 million. These amounts were eliminated through Corporate and Other.
During the first half of 2022, the Middle Market Operating Group recorded intercompany commissions and fees from activity with the Specialty Operating Group of $0.6 million; the Specialty Operating Group recorded intercompany commissions and fees revenue from activity with the MainStreet Operating Group and itself of $8.8 million; the MainStreet Operating Group recorded intercompany commissions and fees from activity with the Middle Market and Specialty Operating Groups of less than $0.2 million; and the Medicare Operating Group recorded intercompany commissions and fees from activity with itself of $0.8 million.
Commissions, Employee Compensation and Benefits
The following table sets forth our commissions, employee compensation and benefits by Operating Group and for Corporate and Other by amount and as a percentage of our commissions, employee compensation and benefits:

Commissions, Employee Compensation and Benefits by Operating Group (in thousands, except percentages)
	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2022		2021		Variance		2022		2021		Variance
Operating Group	Amount	Percent of Business	Amount	Percent of Business	Amount	%	Amount	Percent of Business	Amount	Percent of Business	Amount	%
Middle Market	$92,398	53%	$50,980	57%	$41,418	81%	$187,188	57%	$107,722	60%	$79,466	74%
Specialty	52,861	31%	22,427	25%	30,434	136%	87,537	27%	40,379	23%	47,158	117%
MainStreet	17,204	10%	5,880	7%	11,324	193%	24,708	7%	11,026	6%	13,682	124%
Medicare	4,777	3%	3,775	4%	1,002	27%	12,146	4%	8,353	5%	3,793	45%
Corporate and Other	5,608	3%	6,003	7%	(395)	(7)%	15,019	5%	10,960	6%	4,059	37%
	$172,848		$89,065		$83,783		$326,598		$178,440		$148,158
Commissions, employee compensation and benefits expenses increased across all Operating Groups for the second quarter of 2022 as compared to the same period of 2021. The Partnership Contribution accounted for $26.6 million, $10.1 million, $8.5 million and $0.2 million of the increase to commissions, employee compensation and benefits expenses in the Middle Market, Specialty, MainStreet and Medicare Operating Groups, respectively. Commissions, employee compensation and benefits expenses also increased across all Operating Groups as a result of continued investments in hiring for our Growth Services team to support our growth, which costs are primarily allocated among the Operating Groups, and continued investment in sales and service talent.
Commissions, employee compensation and benefits expenses increased across all Operating Groups for the first half of 2022 as compared to the same period of 2021. The Partnership Contribution accounted for $53.1 million, $20.0 million, $8.5 million and $0.7 million of the increase to commissions, employee compensation and benefits expenses in the Middle Market, Specialty, MainStreet and Medicare Operating Groups, respectively. Commissions, employee compensation and benefits expenses also increased across all Operating Groups as a result of continued investments in hiring for our Growth Services team to support our growth, which costs are primarily allocated among the Operating Groups, and continued investment in sales and service talent.

Commissions, employee compensation and benefits expenses for Corporate and Other increased $4.1 million for the first half of 2022 as compared to the same period of 2021 as a result of continued investments in hiring to support our growth and additional share-based compensation expense.
Other Operating Expenses
The following table sets forth our other operating expenses by Operating Group and for Corporate and Other by amount and as a percentage of our other operating expenses:

Other Operating Expenses by Operating Group (in thousands, except percentages)
	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2022		2021		Variance		2022		2021		Variance
Operating Group	Amount	Percent of Business	Amount	Percent of Business	Amount	%	Amount	Percent of Business	Amount	Percent of Business	Amount	%
Middle Market	$18,064	44%	$10,230	52%	$7,834	77%	$32,573	42%	$17,830	49%	$14,743	83%
Specialty	7,773	19%	2,176	11%	5,597	257%	13,153	17%	4,043	11%	9,110	225%
MainStreet	4,541	11%	1,260	6%	3,281	260%	7,547	10%	2,295	6%	5,252	229%
Medicare	1,577	4%	1,115	6%	462	41%	2,719	4%	2,487	7%	232	9%
Corporate and Other	8,815	22%	4,756	24%	4,059	85%	21,220	27%	9,757	27%	11,463	117%
	$40,770		$19,537		$21,233		$77,212		$36,412		$40,800
Other operating expenses for our Middle Market Operating Group increased $7.8 million for the second quarter of 2022 as compared to the same period of 2021 driven by higher costs for dues and subscriptions of $3.0 million, rent expense of $2.5 million, travel and entertainment of $1.4 million, colleague education and welfare of $1.3 million and professional fees of $1.1 million, offset in part by a decrease in consulting fees of $2.2 million. Other operating expenses for our Specialty Operating Group increased $5.6 million for the second quarter of 2022 as compared to the same period of 2021 driven by higher costs for professional fees of $1.2 million, dues and subscriptions of $0.9 million, rent expense and colleague education and welfare of $0.4 million each, and travel and entertainment, recruiting, and advertising and marketing of $0.3 million each. Other operating expenses for our MainStreet Operating Group increased $3.3 million for the second quarter of 2022 as compared to the same period of 2021 driven by higher rent expense of $1.0 million, professional fees and advertising and marketing of $0.4 million each, and recruiting and dues and subscriptions of $0.3 million each. Other operating expenses for our Medicare Operating Group increased $0.5 million for the second quarter of 2022 as compared to the same period of 2021 driven by higher professional fees of $0.4 million and advertising and marketing of $0.2 million, offset in part by a decrease in consulting fees of $0.3 million. The increases in our operating costs are related to our growth, both organically and through Partnerships, during the previous twelve months.
Other operating expenses for our Middle Market Operating Group increased $14.7 million for the first half of 2022 as compared to the same period of 2021 driven by higher costs for rent expense of $3.9 million, dues and subscriptions of $3.7 million, travel and entertainment of $2.7 million, professional fees of $2.1 million, colleague education and welfare of $1.8 million and advertising and marketing of $1.0 million, offset in part by a decrease in consulting fees of $2.3 million. Other operating expenses for our Specialty Operating Group increased $9.1 million for the first half of 2022 as compared to the same period of 2021 driven by higher costs for professional fees of $2.0 million, dues and subscriptions of $1.1 million, advertising and marketing of $0.7 million, and rent expense, colleague education and welfare, licenses and taxes, and travel and entertainment of $0.6 million each. Other operating expenses for our MainStreet Operating Group increased $5.3 million for the first half of 2022 as compared to the same period of 2021 driven by higher professional fees of $1.7 million, rent expense of $1.1 million, advertising and marketing of $0.5 million and dues and subscriptions of $0.4 million. Other operating expenses for our Medicare Operating Group increased $0.2 million for the first half of 2022 as compared to the same period of 2021 driven by higher costs for advertising and marketing of $0.3 million and professional fees of $0.2 million, offset in part by a decrease in consulting fees of $0.4 million. The increases in our operating costs are related to our growth, both organically and through Partnerships, during the previous twelve months.
Other operating expenses in Corporate and Other increased $4.1 million for the second quarter of 2022 as compared to the same period of 2021 due to higher costs for professional fees of $3.6 million, colleague education and welfare of $1.3 million and repairs and maintenance of $1.0 million. These increases were partially offset by a decrease in consulting fees of $3.7 million.

Other operating expenses in Corporate and Other increased $11.5 million for the first half of 2022 as compared to the same period of 2021 due to higher costs for professional fees of $5.5 million, colleague education and welfare of $1.9 million, dues and subscriptions and licenses and taxes of $1.6 million each, repairs and maintenance of $1.4 million and recruiting expense and travel and entertainment of $1.1 million each. These increases were partially offset by a decrease in consulting fees of $3.0 million.
Amortization Expense
The following table sets forth our amortization by Operating Group and for Corporate and Other by amount and as a percentage of our amortization:

Amortization Expense by Operating Group (in thousands, except percentages)
	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2022		2021		Variance		2022		2021		Variance
Operating Group	Amount	Percent of Business	Amount	Percent of Business	Amount	%	Amount	Percent of Business	Amount	Percent of Business	Amount	%
Middle Market	$12,536	65%	$7,462	69%	$5,074	68%	$25,084	68%	$14,911	70%	$10,173	68%
Specialty	4,221	22%	2,418	23%	1,803	75%	8,414	23%	4,727	22%	3,687	78%
MainStreet	2,013	11%	410	4%	1,603	n/m	2,406	7%	826	4%	1,580	191%
Medicare	398	2%	451	4%	(53)	(12)%	825	2%	814	4%	11	1%
Corporate and Other	2	—%	1	—%	1	—%	3	—%	1	—%	2	—%
	$19,170		$10,742		$8,428		$36,732		$21,279		$15,453
__________
n/m    not meaningful
Amortization expense increased for our Middle Market, Specialty and MainStreet Operating Groups for the three and six months ended June 30, 2022 as compared to the same period of 2021 driven by amortization related to Partners acquired over the past twelve months. Amortization expense for the Medicare Operating Group was relatively flat.
Change in Fair Value of Contingent Consideration
The following table sets forth our change in fair value of contingent consideration by Operating Group by amount and as a percentage of our change in fair value of contingent consideration:

Change in Fair Value of Contingent Consideration by Operating Group (in thousands, except percentages)
	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2022		2021		Variance		2022		2021		Variance
Operating Group	Amount	Percent of Business	Amount	Percent of Business	Amount	%	Amount	Percent of Business	Amount	Percent of Business	Amount	%
Middle Market	$(24,957)	93%	$12,569	94%	$(37,526)	n/m	$(31,012)	95%	$9,046	77%	$(40,058)	n/m
Specialty	(1,714)	6%	1,448	11%	(3,162)	(218)%	(1,897)	6%	2,483	21%	(4,380)	(176)%
MainStreet	258	(1)%	(19)	—%	277	n/m	438	(1)%	174	1%	264	152%
Medicare	(459)	2%	(673)	(5)%	214	(32)%	(33)	—%	119	1%	(152)	(128)%
	$(26,872)		$13,325		$(40,197)		$(32,504)		$11,822		$(44,326)
__________
n/m    not meaningful
The change in fair value of contingent consideration for 2022 was impacted by high market volatility, rising interest rates and changes in growth trends of certain partners, which resulted in the reduction of contingent earnout consideration values.

LIQUIDITY AND CAPITAL RESOURCES
Our primary liquidity needs for the next twelve months will include cash to (i) provide capital to facilitate the organic growth of our business and to fund future Partnerships, (ii) pay operating expenses, including cash compensation to our employees and expenses related to being a public company, (iii) make payments under the Tax Receivable Agreement, (iv) pay interest and principal due on borrowings under the JPM Credit Agreement, (v) pay contingent earnout liabilities and (vi) pay taxes. We have historically financed our operations and funded our debt service through the sale of our insurance products and services. In addition, we have financed significant cash needs to fund growth through the acquisition of Partners through debt and equity financing.
At June 30, 2022, our cash and cash equivalents were $183.4 million. We believe that our cash and cash equivalents, cash flow from operations and available borrowings under the JPM Credit Agreement will be sufficient to fund our working capital and meet our commitments for the next twelve months and beyond. However, we expect that we will require additional funding to continue to execute on our Partnership strategy. Such funding could include the incurrence of additional debt and the issuance of equity. Additional funds may not be available on a timely basis, on favorable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term Partnership strategy. If we are not able to raise funds when needed, we could be forced to delay or reduce the number of Partnerships that we complete.
JPM Credit Agreement
As of December 31, 2021, our JPM Credit Agreement provided for senior secured credit facilities in an aggregate principal amount of $1.325 billion, which consisted of (i) a term loan facility in the principal amount of $850.0 million maturing in 2027 (the “Term Loan B”) and (ii) a revolving credit facility with commitments in an aggregate principal amount of $475.0 million maturing in 2025 (the “Revolving Facility”).
On March 28, 2022, the Company entered into Amendment No. 5 to the JPM Credit Agreement, under which (i) the aggregate principal amount of the Revolving Facility was increased from $475.0 million to $600.0 million and (ii) the interest rate on the Revolving Facility changed to the SOFR, plus a credit spread adjustment of 10 basis points (“bps”), plus an amount between 200 bps and 300 bps based on the total net leverage ratio, (iii) the total net leverage ratio covenant increased to 7.0x consolidated EBITDA and (iv) the maturity of the Revolving Facility was extended to April 1, 2027. The other terms of the Revolving Facility and the terms of the Term Loan B remained unchanged.
The Term Loan B bears interest at LIBOR plus 350 bps, subject to a LIBOR floor of 50 bps. The applicable interest rate on the Term Loan B at June 30, 2022 was 4.69%. Borrowings under the Revolving Facility accrue interest at SOFR plus 210 bps to SOFR plus 310 bps based on total net leverage ratio. BRP will pay a letter of credit fee equal to the margin then in effect with respect to SOFR loans under the Revolving Facility multiplied by the daily amount available to be drawn under any letter of credit, a fronting fee and any customary documentary and processing charges for any letter of credit issued under the JPM Credit Agreement. The outstanding borrowings on the Revolving Facility of $525.0 million had an applicable interest rate of 4.50% at June 30, 2022. The Revolving Facility is also subject to a commitment fee of 0.40% on the unused capacity at June 30, 2022.
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

Contractual Obligations and Commitments
The following table represents our contractual obligations, aggregated by type, at June 30, 2022:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$102,590	$16,010	$31,485	$26,951	$28,144
Debt obligations payable(2)	1,683,130	71,453	141,708	659,284	810,685
Maximum future acquisition contingency payments(3)	980,944	154,458	816,486	10,000	—
Total	$2,766,664	$241,921	$989,679	$696,235	$838,829
__________
(1)    The Company leases facilities and equipment under noncancelable operating leases. Rent expense was $12.8 million and $7.4 million for the six months ended June 30, 2022 and 2021, respectively.
(2)    Represents scheduled debt obligations and estimated interest payments under the JPM Credit Agreement.
(3)    Includes $210.0 million of current and non-current estimated contingent earnout liabilities at June 30, 2022.
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
During the six months ended June 30, 2022, we redeemed 874,187 LLC Units of BRP on a one-for-one basis for shares of Class A common stock and cancelled the corresponding shares of Class B common stock, which triggered an increase in BRP Group’s tax basis but did not result in a tax benefit to the LLC Unit holders.
SOURCES AND USES OF CASH
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated:

	For the Six Months Ended June 30,
(in thousands)	2022	2021	Variance
Net cash provided by (used in) operating activities	$(4,641)	$49,419	$(54,060)
Net cash used in investing activities	(389,895)	(27,607)	(362,288)
Net cash provided by financing activities	450,730	112,150	338,580
Net increase in cash and cash equivalents and restricted cash	56,194	133,962	(77,768)
Cash and cash equivalents and restricted cash at beginning of period	227,737	142,022	85,715
Cash and cash equivalents and restricted cash at end of period	$283,931	$275,984	$7,947
Operating Activities
The primary sources and uses of cash for operating activities are net income adjusted for non-cash items and changes in assets and liabilities. Net cash provided by operating activities decreased $54.1 million for the first half of 2022 as compared to the same period of 2021 driven by a decrease in cash relating to payments of contingent earnout consideration and related party notes payable. Payment of contingent earnout consideration in excess of the liability recognized at the acquisition date of $47.8 million is captured as an operating cash flow during 2022 and is reflective of Partnerships that have outperformed on our platform since the date of Partnership. Cash also decreased from a higher balance in premiums, commissions and fees receivable of $26.0 million resulting from revenue growth and the timing of revenue recognition under direct bill policies in employee benefits for which payment is received monthly through the duration of the year. These decreases were partially offset by an increase in cash from a higher balance in accounts payable, accrued expenses and other current liabilities of $16.3 million related, in part, to the aforementioned revenue growth and higher premiums receivable balance.

Investing Activities
The primary sources and uses of cash for investing activities relate to cash consideration paid to fund Partnerships and other investments, as well as capital expenditures. Net cash used in investing activities increased $362.3 million for the first half of 2022 as compared to the same period of 2021 driven by an increase in cash consideration paid for Partnership activity of $354.8 million due to our having completed our largest Partnership to date during the second quarter of 2022.
Financing Activities
The primary sources and uses of cash for financing activities relate to the issuance of our Class A common stock, borrowings from and repayment to our credit agreements, payment of debt issuance costs, payment of contingent earnout consideration, and other equity transactions. Net cash provided by financing activities increased $338.6 million for the first half of 2022 as compared to the same period of 2021 primarily as a result of an increase in net borrowings on our credit facilities of $368.8 million, offset in part by an increase in payments of contingent earnout consideration up to the amount of purchase price accrual of $42.4 million.
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
There have been no material changes in our critical accounting policies during the three months ended June 30, 2022 as compared to those disclosed in the Critical Accounting Estimates section under Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K filed with the SEC on March 1, 2022.
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
Our invested assets are held primarily as cash and cash equivalents, restricted cash, certificates of deposit, U.S. treasury securities and professionally managed short duration fixed income funds. These investments are subject to interest rate risk. The fair values of our invested assets at June 30, 2022 and December 31, 2021 approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.
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

At June 30, 2022, we had $842.4 million and $525.0 million of borrowings outstanding under the Term Loan B and the Revolver, respectively. These borrowings bear interest on a floating basis tied to either the prime rate or one of various other variable rates as defined in the JPM Credit Agreement. The variable rate currently in effect for the Term Loan B is LIBOR and the variable rate currently in effect for the Revolver is SOFR.
We have entered into interest rate cap agreements to limit the potential impact of interest rate changes on cash flows. One of these agreements expired during March 2022 and three others were sold during May 2022, increasing our overall exposure to rising interest rates. The interest rate cap agreement in place at June 30, 2022 mitigates the interest rate volatility on $300.0 million of debt to a maximum of 1.50%. Taking the interest rate cap agreement into consideration, an increase of 100 basis points in LIBOR and SOFR at June 30, 2022 would have increased our annual interest expense for the JPM Credit Agreement by $11.6 million.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weaknesses in our internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2021, our disclosure controls and procedures were not effective as of June 30, 2022.
Notwithstanding the material weaknesses in internal control over financial reporting, our management concluded that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, when read with the notes thereto, present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
We completed 13 Partnerships for an aggregate purchase price of $1.4 billion during the twelve months ended June 30, 2022. Guidance from the staff of the Securities and Exchange Commission provides that the staff will not take exception to companies that exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition, and our management has elected to exclude all 13 Partnerships from our assessment as of June 30, 2022. The 13 Partnerships represent approximately 9% of our consolidated total assets (the calculation excludes the goodwill and intangible assets of those acquired entities as the goodwill and intangible assets were subject to management’s assessment of internal control over financial reporting) and approximately 30% of total revenues as of and for the six months ended June 30, 2022, respectively.
Changes in Internal Control over Financial Reporting
Except with respect to our ongoing remediation efforts with respect to the aforementioned material weaknesses, there were no changes in our internal control over financial reporting that occurred during the quarter-ended June 30, 2022 that materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS
See the risk factors outlined under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on March 1, 2022.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
The following list sets forth information regarding all unregistered securities sold or issued by us since March 31, 2022. No underwriters were involved in these sales. There was no general solicitation of investors or advertising, and we did not pay or give, directly or indirectly, any commission or other remuneration, in connection with the offering of these securities. In the transactions described below, the recipients of the securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions.
•On June 3, 2022, as partial consideration for the acquisition by the Company of substantially all of the assets of Venture Captive Management, LLC, BRP Group issued 97,156 shares of Class A common stock.
•On August 1, 2022, as partial consideration for the acquisition by the Company of substantially all of the assets of Health Plans & Benefits Agency, LLC, BRP Group issued 129,182 shares of Class A common stock.
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
Issuer Purchases of Equity Securities
The following table provides information about our repurchase of shares of our Class A common stock during the three months ended June 30, 2022:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value that may yet be Purchased under the Plans or Programs
April 1, 2022 to April 30, 2022	46,711	$27.77	—	$—
May 1, 2022 to May 31, 2022	—	—	—	—
June 1, 2022 to June 30, 2022	—	—	—	—
Total	46,711	$27.77	—	$—
__________
(1)    We purchased 46,711 shares during the three months ended June 30, 2022, which were acquired from our employees to cover required tax withholding on the vesting of shares granted under the BRP Group, Inc. Omnibus Incentive Plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following exhibits are filed as a part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibit
31.1*	Certification of the Registrant’s Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
31.2*	Certification of the Registrant’s Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32**	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in inline XBRL and included in Exhibit 101)
__________
*    Filed herewith
**    Furnished herewith and as such are deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRP GROUP, INC.

Date: August 9, 2022	By:	/s/ Trevor L. Baldwin
Trevor L. Baldwin
Chief Executive Officer

Date: August 9, 2022	By:	/s/ Bradford L. Hale
Bradford L. Hale
Chief Financial Officer