Form 10-Q
period 2022-09-30
BRP Group, Inc.
filed 2022-11-07
CIK 1781755

_____________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
As of November 1, 2022, there were 61,428,515 shares of Class A common stock outstanding and 54,600,460 shares of Class B common stock outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRP GROUP, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share and per share data)	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$158,600	$138,292
Restricted cash	92,017	89,445
Premiums, commissions and fees receivable, net	446,112	340,837
Prepaid expenses and other current assets	12,318	8,151
Due from related parties	1,844	1,668
Total current assets	710,891	578,393
Property and equipment, net	24,500	17,474
Right-of-use assets	98,049	81,646
Other assets	39,890	25,586
Intangible assets, net	1,118,129	944,467
Goodwill	1,420,929	1,228,741
Total assets	$3,412,388	$2,876,307
Liabilities, Mezzanine Equity and Stockholders’ Equity
Current liabilities:
Premiums payable to insurance companies	$356,671	$310,045
Producer commissions payable	60,789	41,833
Accrued expenses and other current liabilities	114,198	92,223
Related party notes payable	—	61,500
Current portion of contingent earnout liabilities	41,645	35,088
Total current liabilities	573,303	540,689
Revolving line of credit	527,000	35,000
Long-term debt, less current portion	810,973	814,614
Contingent earnout liabilities, less current portion	187,969	223,501
Operating lease liabilities, less current portion	88,749	71,357
Other liabilities	330	3,590
Total liabilities	2,188,324	1,688,751
Commitments and contingencies (Note 14)
Mezzanine equity:
Redeemable noncontrolling interest	424	269
Stockholders’ equity:
Class A common stock, par value $0.01 per share, 300,000,000 shares authorized; 61,227,330 and 58,602,859 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	612	586
Class B common stock, par value $0.0001 per share, 100,000,000 shares authorized; 54,611,484 and 56,338,051 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	5	6
Additional paid-in capital	699,415	663,002
Accumulated deficit	(48,274)	(54,992)
Stockholder notes receivable	(63)	(219)
Total stockholders’ equity attributable to BRP Group, Inc.	651,695	608,383
Noncontrolling interest	571,945	578,904
Total stockholders’ equity	1,223,640	1,187,287
Total liabilities, mezzanine equity and stockholders’ equity	$3,412,388	$2,876,307
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

(in thousands)	September 30, 2022	December 31, 2021
Assets of Consolidated Variable Interest Entities That Can Only be Used to Settle the Obligations of Consolidated Variable Interest Entities:
Cash and cash equivalents	$239	$303
Premiums, commissions and fees receivable, net	356	272
Total current assets	595	575
Property and equipment, net	11	15
Other assets	5	5
Total assets	$611	$595
Liabilities of Consolidated Variable Interest Entities for Which Creditors Do Not Have Recourse to the Company:
Premiums payable to insurance companies	$38	$—
Producer commissions payable	45	41
Accrued expenses and other current liabilities	1	4
Total liabilities	$84	$45

See accompanying Notes to Condensed Consolidated Financial Statements. 6

BRP GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except share and per share data)	2022	2021	2022	2021
Revenues:
Commissions and fees	$259,368	$135,556	$734,676	$408,090

Operating expenses:
Commissions, employee compensation and benefits	195,920	100,081	522,518	278,521
Other operating expenses	47,212	27,968	124,424	64,380
Amortization expense	23,180	12,596	59,912	33,875
Change in fair value of contingent consideration	21,695	11,341	(10,809)	23,163
Depreciation expense	1,216	753	3,309	1,920
Total operating expenses	289,223	152,739	699,354	401,859

Operating income (loss)	(29,855)	(17,183)	35,322	6,231

Other income (expense):
Interest expense, net	(20,766)	(6,940)	(45,748)	(18,431)
Other income (expense), net	3,914	(478)	25,151	(1,535)
Total other expense	(16,852)	(7,418)	(20,597)	(19,966)

Net income (loss)	(46,707)	(24,601)	14,725	(13,735)
Less: net income (loss) attributable to noncontrolling interests	(21,914)	(11,389)	8,007	(5,736)
Net income (loss) attributable to BRP Group, Inc.	$(24,793)	$(13,212)	$6,718	$(7,999)

Comprehensive income (loss)	$(46,707)	$(24,601)	$14,725	$(13,735)
Comprehensive income (loss) attributable to noncontrolling interests	(21,914)	(11,389)	8,007	(5,736)
Comprehensive income (loss) attributable to BRP Group, Inc.	(24,793)	(13,212)	6,718	(7,999)

Basic earnings (loss) per share	$(0.43)	$(0.28)	$0.12	$(0.18)
Diluted earnings (loss) per share	$(0.43)	$(0.28)	$0.11	$(0.18)
Weighted-average shares of Class A common stock outstanding - basic	57,282,132	46,446,254	56,430,095	45,132,217
Weighted-average shares of Class A common stock outstanding - diluted	57,282,132	46,446,254	59,895,371	45,132,217

See accompanying Notes to Condensed Consolidated Financial Statements. 7

BRP GROUP, INC.
Condensed Consolidated Statements of Stockholders’ Equity and Mezzanine Equity
(Unaudited)

For the Three Months Ended September 30, 2022
	Stockholders’ Equity									Mezzanine Equity
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholder Notes Receivable	Non-controlling Interest	Total	Redeemable Non-controlling Interest
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at June 30, 2022	60,122,842	$601	55,442,435	$6	$683,331	$(23,481)	$(131)	$599,209	$1,259,535	$350
Net income (loss)	—	—	—	—	—	(24,793)	—	(21,988)	(46,781)	74
Equity issued in business combinations	129,182	1	—	—	(66)	—	—	3,014	2,949	—
Share-based compensation, net of forfeitures	114,925	1	29,430	—	7,871	—	—	(3)	7,869	—
Redemption of Class B common stock	860,381	9	(860,381)	(1)	8,279	—	—	(8,287)	—	—
Repayment of stockholder notes receivable	—	—	—	—	—	—	68	—	68	—
Balance at September 30, 2022	61,227,330	$612	54,611,484	$5	$699,415	$(48,274)	$(63)	$571,945	$1,223,640	$424

For the Nine Months Ended September 30, 2022
	Stockholders’ Equity									Mezzanine Equity
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholder Notes Receivable	Non-controlling Interest	Total	Redeemable Non-controlling Interest
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2021	58,602,859	$586	56,338,051	$6	$663,002	$(54,992)	$(219)	$578,904	$1,187,287	$269
Net income	—	—	—	—	—	6,718	—	7,852	14,570	155
Equity issued in business combinations	226,338	2	—	—	(4,331)	—	—	9,148	4,819	—
Share-based compensation, net of forfeitures	663,565	6	29,430	—	22,488	—	—	(1,365)	21,129	—
Redemption and cancellation of Class B common stock	1,734,568	18	(1,755,997)	(1)	18,256	—	—	(18,273)	—	—
Tax distributions to BRP LLC members	—	—	—	—	—	—	—	(4,321)	(4,321)	—
Repayment of stockholder notes receivable	—	—	—	—	—	—	156	—	156	—
Balance at September 30, 2022	61,227,330	$612	54,611,484	$5	$699,415	$(48,274)	$(63)	$571,945	$1,223,640	$424

See accompanying Notes to Condensed Consolidated Financial Statements. 8

BRP GROUP, INC.
Condensed Consolidated Statements of Stockholders’ Equity and Mezzanine Equity (Continued)
(Unaudited)

For the Three Months Ended September 30, 2021
	Stockholders’ Equity									Mezzanine Equity
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholder Notes Receivable	Non-controlling Interest	Total	Redeemable Non-controlling Interest
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at June 30, 2021	46,583,582	$466	49,575,871	$5	$404,025	$(19,133)	$(306)	$407,473	$792,530	$173
Net income (loss)	—	—	—	—	—	(13,212)	—	(11,439)	(24,651)	50
Issuance of Class A common stock in offering, net of underwriting discounts and offering costs	9,200,000	92	—	—	159,101	—	—	109,128	268,321	—
Equity issued in business combinations	520,781	5	2,967,730	—	41,757	—	—	30,157	71,919	—
Share-based compensation, net of forfeitures	23,277	—	—	—	2,963	—	—	344	3,307	—
Redemption of Class B common stock	59,286	1	(59,286)	—	445	—	—	(446)	—	—
Repayment of stockholder notes receivable	—	—	—	—	—	—	43	—	43	$—
Balance at September 30, 2021	56,386,926	$564	52,484,315	$5	$608,291	$(32,345)	$(263)	$535,217	$1,111,469	$223

For the Nine Months Ended September 30, 2021
	Stockholders’ Equity									Mezzanine Equity
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholder Notes Receivable	Non-controlling Interest	Total	Redeemable Non-controlling Interest
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2020	44,953,166	$450	49,828,383	$5	$392,139	$(24,346)	$(465)	$402,087	$769,870	$98
Net income (loss)	—	—	—	—	—	(7,999)	—	(5,861)	(13,860)	125
Issuance of Class A common stock in offering, net of underwriting discounts and offering costs	9,200,000	92	—	—	159,101	—	—	109,128	268,321	—
Equity issued in business combinations	737,065	7	2,967,730	—	43,616	—	—	32,010	75,633	—
Share-based compensation, net of forfeitures	1,184,897	12	—	—	10,942	—	—	349	11,303	—
Redemption of Class B common stock	311,798	3	(311,798)	—	2,493	—	—	(2,496)	—	—
Repayment of stockholder notes receivable	—	—	—	—	—	—	202	—	202	—
Balance at September 30, 2021	56,386,926	$564	52,484,315	$5	$608,291	$(32,345)	$(263)	$535,217	$1,111,469	$223

See accompanying Notes to Condensed Consolidated Financial Statements. 9

BRP GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2022	2021
Cash flows from operating activities:
Net income (loss)	$14,725	$(13,735)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	63,221	35,795
Change in fair value of contingent consideration	(10,809)	23,163
Share-based compensation expense	26,065	11,921
(Gain) loss on interest rate caps	(25,420)	1,159
Payment of contingent earnout consideration in excess of purchase price accrual	(48,943)	(602)
Amortization of deferred financing costs	3,894	2,301
Other fair value adjustments	369	217
Changes in operating assets and liabilities, net of effect of acquisitions:
Premiums, commissions and fees receivable, net	(97,126)	(58,150)
Prepaid expenses and other current assets	(10,911)	(5,604)
Due to/from related parties	(176)	19
Right-of-use assets	(15,076)	(66,373)
Accounts payable, accrued expenses and other current liabilities	70,282	28,818
Operating lease liabilities	16,992	68,112
Other liabilities	(3,740)	—
Net cash provided by (used in) operating activities	(16,653)	27,041
Cash flows from investing activities:
Cash consideration paid for business combinations, net of cash received	(387,919)	(218,818)
Cash consideration paid for asset acquisitions, net of cash received	(3,356)	(1,575)
Capital expenditures	(15,400)	(3,188)
Investment in business venture	(791)	—
Net cash used in investing activities	(407,466)	(223,581)
Cash flows from financing activities:
Proceeds from issuance of Class A common stock, net of underwriting discounts	—	269,376
Payment of common stock offering costs	—	(1,055)
Payment of contingent earnout consideration up to amount of purchase price accrual	(47,218)	(1,078)
Proceeds from revolving line of credit	512,000	120,000
Payments on revolving line of credit	(20,000)	—
Proceeds from long-term debt	—	97,914
Payments on long-term debt	(6,382)	(2,250)
Payments of debt issuance costs	(1,751)	(693)
Proceeds from the sales and settlements of interest rate caps	19,587	—
Tax distributions to BRP LLC members	(9,393)	—
Purchase of interest rate caps	—	(6,461)
Proceeds from repayment of stockholder notes receivable	156	202
Net cash provided by financing activities	446,999	475,955
Net increase in cash and cash equivalents and restricted cash	22,880	279,415
Cash and cash equivalents and restricted cash at beginning of period	227,737	142,022
Cash and cash equivalents and restricted cash at end of period	$250,617	$421,437

See accompanying Notes to Condensed Consolidated Financial Statements. 10

BRP GROUP, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2022	2021
Supplemental schedule of cash flow information:
Cash paid during the period for interest	$41,225	$15,177
Cash paid during the period for taxes	1,056	—
Disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$23,444	$12,495
Contingent earnout liabilities recognized in business combinations	16,495	60,865
Equity issued in business combinations	4,819	75,634
Right-of-use assets increased through lease modifications and reassessments	4,732	5,676
Increase in goodwill resulting from measurement period adjustments for prior year business combinations	3,455	—
Capital expenditures incurred but not yet paid	1,198	493
Equity issued in satisfaction of a liability	711	—
Conversion of contingent earnout liability to related party notes payable	—	61,500
Noncash debt issuance costs incurred	—	3,823

See accompanying Notes to Condensed Consolidated Financial Statements. 11

BRP GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Business and Basis of Presentation
BRP Group, Inc. (“BRP Group” or the “Company”) was incorporated in the state of Delaware on July 1, 2019. BRP Group is a diversified insurance agency and services organization that markets and sells insurance products and services to its customers throughout the U.S. A significant portion of the Company’s business is concentrated in the Southeastern U.S. with several other regional concentrations. BRP Group and its subsidiaries operate through four Operating Groups, including Middle Market, Specialty, MainStreet and Medicare, which are discussed in more detail in Note 15.
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
Recently Issued Accounting Pronouncements
In October 2021, the FASB issued Accounting Standards Update (“ASU”) No. 2021-08, Business Combinations (Topic 805)—Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”) to improve the accounting for acquired revenue contracts with customers in business combinations by addressing diversity in practice and inconsistency related to (i) the recognition of an acquired contract liability and (ii) payment terms and their effect on subsequent revenue recognized by the acquirer. ASU 2021-08 requires that, at acquisition date, an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”) as if it had originated the contracts, while also taking into account how the acquiree applied Topic 606. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The adoption of this standard will not have any impact on the Company’s results of operations or financial condition.
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
The following table summarizes the effects of adopting Topic 842 on our condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2021:

	For the Three Months Ended September 30, 2021			For the Nine Months Ended September 30, 2021
(in thousands, except per share data)	As Previously Reported	Effect of Adoption of Topic 842	As Adjusted	As Previously Reported	Effect of Adoption of Topic 842	As Adjusted
Operating expenses:
Other operating expenses	$27,589	$379	$27,968	$64,357	$23	$64,380
Total operating expenses	152,360	379	152,739	401,836	23	401,859
Operating income (loss)	(16,804)	(379)	(17,183)	6,254	(23)	6,231
Net loss	(24,222)	(379)	(24,601)	(13,712)	(23)	(13,735)
Net loss attributable to BRP Group, Inc.	(12,833)	(379)	(13,212)	(7,976)	(23)	(7,999)
Basic loss per share	$(0.28)	$—	$(0.28)	$(0.18)	$—	$(0.18)
Diluted loss per share	$(0.28)	$—	$(0.28)	$(0.18)	$—	$(0.18)

The following table summarizes the effects of adopting Topic 842 on our condensed consolidated statement of cash flows for the nine months ended September 30, 2021:

	For the Nine Months Ended September 30, 2021
(in thousands)	As Previously Reported	Effect of Adoption of Topic 842	As Adjusted
Cash flows from operating activities:
Net loss	$(13,712)	$(23)	$(13,735)
Changes in operating assets and liabilities, net of effect of acquisitions:
Prepaid expenses and other current assets	(5,773)	169	(5,604)
Right-of-use assets	—	(66,373)	(66,373)
Accounts payable, accrued expenses and other current liabilities	30,703	(1,885)	28,818
Operating lease liabilities	—	68,112	68,112
2. Business Combinations
The Company completed three business combinations for an aggregate purchase price of $415.4 million during the nine months ended September 30, 2022. In accordance with ASC Topic 805, Business Combinations (“Topic 805”), total consideration was first allocated to the fair value of assets acquired, including liabilities assumed, with the excess being recorded as goodwill. For financial statement purposes, goodwill is not amortized but rather is evaluated for impairment at least annually or more frequently if an event or change in circumstances occurs that indicates goodwill may be impaired. For tax purposes, goodwill is deductible and will be amortized over a period of 15 years.
The Company completed the following business combinations during the nine months ended September 30, 2022:
•The Company acquired all the equity interests of Westwood Insurance Agency (“Westwood”), a MainStreet Partner effective April 29, 2022, to enhance the Company’s expertise and capabilities in embedded, tech-enabled homeowners’ insurance solutions.
•The Company acquired substantially all the assets and assumed certain liabilities of Venture Captive Management, LLC (“VCM”), a Specialty Partner effective June 3, 2022, to expand its capabilities into captive management and alternative risk funding solutions for Clients.
•The Company acquired substantially all the assets and assumed certain liabilities of National Health Plans & Benefits Agency, LLC (“NHPBA”), a Medicare Partner effective August 1, 2022, to enhance the Company’s expertise and expand its offerings within the individual health insurance market.
The recorded purchase price for business combinations includes an estimation of the fair value of contingent earnout obligations associated with contractual earnout provisions and other similar provisions providing for post-closing contingent consideration payments, which are based on recurring revenue, the insured value of sourced homeowners’ insurance of Westwood or other similar post-closing metrics. The contingent earnout consideration amounts identified in the table below are measured at fair value within Level 3 of the fair value hierarchy as discussed further in Note 13. Any subsequent changes in the fair value of contingent earnout liabilities will be recorded in the condensed consolidated statements of comprehensive income (loss) when incurred.
The recorded purchase price for certain business combinations also includes an estimation of the fair value of equity interests, which is calculated based on the value of the Company’s Class A common stock on the closing date taking into account a discount for lack of marketability.
The operating results of these business combinations have been included in the condensed consolidated statements of comprehensive income (loss) since their respective acquisition dates. The Company recognized total revenues and net income from these business combinations of $31.5 million and $10.0 million, respectively, for the three months ended September 30, 2022 and $49.7 million and $17.1 million, respectively, for the nine months ended September 30, 2022.
Acquisition-related costs incurred in connection with these business combinations are recorded in other operating expenses in the condensed consolidated statements of comprehensive income (loss). The Company incurred acquisition-related costs from these business combinations of $2.3 million for the nine months ended September 30, 2022.

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
The table below provides a summary of the total consideration and the estimated purchase price allocations made for each of the business acquisitions that became effective during the nine months ended September 30, 2022.

(in thousands)	Westwood	All Others(1)	Totals
Cash consideration paid	$372,939	$17,415	$390,354
Fair value of contingent earnout consideration	12,724	3,771	16,495
Fair value of equity interest	—	4,819	4,819
Deferred payment	—	3,716	3,716
Total consideration	$385,663	$29,721	$415,384

Cash	$658	$1,727	$2,385
Restricted cash	50	—	50
Premiums, commissions and fees receivable	4,225	157	4,382
Other assets	392	1,281	1,673
Intangible assets	209,200	15,124	224,324
Goodwill	174,727	14,006	188,733
Total assets acquired	389,252	32,295	421,547
Premiums payable to insurance companies	(218)	—	(218)
Producer commissions payable	(2,488)	—	(2,488)
Other liabilities	(883)	(2,574)	(3,457)
Total liabilities acquired	(3,589)	(2,574)	(6,163)
Net assets acquired	$385,663	$29,721	$415,384

Maximum potential contingent earnout consideration	$15,000	$12,294	$27,294
__________
(1)    The "All Others" column includes amounts for the VCM and NHPBA business combinations.
The factors contributing to the recognition of goodwill are based on expanding business presence into new service markets, strategic benefits expected to be realized from acquiring the Partners’ assembled workforce and technology, in addition to other synergies gained from integrating the Partners’ operations into our consolidated structure.
The intangible assets acquired in connection with business combinations during the nine months ended September 30, 2022 have the following values and estimated weighted-average lives:

(in thousands, except weighted-average lives)	Amount	Weighted-Average Life
Purchased customer accounts	$30,600	20.0 years
Distributor relationships	159,800	20.0 years
Software	29,500	5.0 years
Trade names	4,424	4.9 years

Future annual estimated amortization expense over the next five years for intangible assets acquired in connection with business combinations during the nine months ended September 30, 2022 is as follows:

(in thousands)	Amount
For the remainder of 2022	$4,453
2023	20,140
2024	22,349
2025	23,940
2026	24,231
2027	18,565
The following pro forma consolidated results of operations are provided for illustrative purposes only and have been presented as if the acquisitions of Westwood, VCM and NHPBA occurred on January 1, 2021. This pro forma information should not be relied upon as being indicative of the historical results that would have been obtained if the acquisitions had occurred on that date, nor of the results that may be obtained in the future.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Pro forma results:
Revenues	$260,051	$160,131	$768,444	$477,928
Net income (loss)	(46,133)	(26,883)	11,969	(23,056)
Net income (loss) attributable to BRP Group, Inc.	(24,491)	(14,327)	5,290	(12,511)

Basic earnings (loss) per share	$(0.43)	$(0.31)	$0.09	$(0.28)
Diluted earnings (loss) per share	$(0.43)	$(0.31)	$0.09	$(0.28)
Weighted-average shares of Class A common stock outstanding - basic	57,327	46,673	56,586	45,358
Weighted-average shares of Class A common stock outstanding - diluted	57,327	46,673	60,190	45,358
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
The Company determined that it is the primary beneficiary of its VIEs, which, at September 30, 2022 and December 31, 2021, include Laureate Insurance Partners, LLC, BKS Smith, LLC, BKS MS, LLC and BKS Partners Galati Marine Solutions, LLC. The Company has consolidated its VIEs into the condensed consolidated financial statements.
Total revenues and expenses of the Company’s consolidated VIEs included in the condensed consolidated statements of comprehensive income (loss) were $0.5 million and $0.2 million, respectively, for the three months ended September 30, 2022 and $0.3 million and $0.1 million, respectively, for the three months ended September 30, 2021. Total revenues and expenses of the Company’s consolidated VIEs included in the condensed consolidated statements of comprehensive income (loss) were $1.3 million and $0.8 million, respectively, for the nine months ended September 30, 2022 and $0.7 million and $0.5 million, respectively, for the nine months ended September 30, 2021.
The assets of the consolidated VIEs can only be used to settle the obligations of the consolidated VIEs and the creditors of the liabilities of the consolidated VIEs do not have recourse to the Company.

4. Revenue
The following table provides disaggregated commissions and fees revenue by major source:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Direct bill revenue(1)	$111,369	$58,582	$336,563	$203,302
Agency bill revenue(2)	92,895	53,495	255,087	136,271
Profit-sharing revenue(3)	15,044	8,105	49,422	26,572
Consulting and service fee revenue(4)	17,572	7,893	44,097	22,470
Policy fee and installment fee revenue(5)	18,036	5,146	37,163	14,414
Other income(6)	4,452	2,335	12,344	5,061
Total commissions and fees	$259,368	$135,556	$734,676	$408,090
__________
(1)    Direct bill revenue represents commission revenue earned by facilitating the arrangement between individuals or businesses and Insurance Company Partners by providing insurance placement services to Clients, primarily for private risk management, commercial risk management, employee benefits and Medicare insurance types.
(2)    Agency bill revenue primarily represents commission revenue earned by facilitating the arrangement between individuals or businesses and Insurance Company Partners by providing insurance placement services to Clients wherein the Company acts as an agent on behalf of the Client.
(3)    Profit-sharing revenue represents bonus-type revenue that is earned by the Company as a sales incentive provided by certain Insurance Company Partners.
(4)    Service fee revenue is earned by receiving negotiated fees in lieu of a commission and consulting revenue is earned by providing specialty insurance consulting.
(5)    Policy fee revenue represents revenue earned for acting in the capacity of an MGA on behalf of Insurance Company Partners and fulfilling certain services including delivery of policy documents, processing payments and other administrative functions. Installment fee revenue represents revenue earned by the Company for providing payment processing services on behalf of the Insurance Company Partner related to policy premiums paid on an installment basis.
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
•Variable consideration includes estimates of direct bill commissions, a reserve for policy cancellations and estimates of profit-sharing revenue.
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

(in thousands)	September 30, 2022	December 31, 2021
Contract assets	$192,176	$168,550
Contract liabilities	25,060	18,178
Contract assets related to 2022 business combinations comprised $3.6 million at September 30, 2022. During the nine months ended September 30, 2022, the Company recognized revenue of $17.9 million related to the contract liabilities balance at December 31, 2021.
6. Deferred Commission Expense
The Company pays an incremental amount of compensation in the form of producer commissions on new business. In accordance with ASC Topic 340, Other Assets and Deferred Costs, these incremental costs are deferred and amortized over five years, which represents management’s estimate of the average benefit period for new business. Deferred commission expense represents advisor commissions that are capitalized and not yet expensed and are included in other assets on the condensed consolidated balance sheets. The table below provides a rollforward of deferred commission expense for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Balance at beginning of period	$16,198	$6,036	$11,336	$4,751
Costs capitalized	3,641	3,966	10,509	6,152
Amortization	(1,206)	(587)	(3,212)	(1,488)
Balance at end of period	$18,633	$9,415	$18,633	$9,415
7. Intangible Assets, Net and Goodwill
The Company recognizes certain separately identifiable intangible assets acquired in connection with business combinations and asset acquisitions. Intangible assets consist of the following:

	September 30, 2022			December 31, 2021
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Purchased customer accounts	$885,401	$(94,268)	$791,133	$851,445	$(54,481)	$796,964
Distributor relationships	260,421	(11,418)	249,003	100,621	(3,814)	96,807
Software	77,138	(27,178)	49,960	41,743	(18,265)	23,478
Trade names	28,613	(6,909)	21,704	24,189	(3,583)	20,606
Carrier relationships	7,859	(1,530)	6,329	7,859	(1,247)	6,612
Totals	$1,259,432	$(141,303)	$1,118,129	$1,025,857	$(81,390)	$944,467

Amortization expense recorded for intangible assets was $23.2 million and $12.6 million for the three months ended September 30, 2022 and 2021, respectively, and $59.9 million and $33.9 million for the nine months ended September 30, 2022 and 2021, respectively.

Refer to Note 2 for a summary of goodwill recorded in connection with business combinations during the nine months ended September 30, 2022. The changes in carrying value of goodwill by Operating Group for the periods are as follows:

(in thousands)	Middle Market	Specialty	MainStreet	Medicare	Total
Balance at December 31, 2021	$901,127	$264,018	$38,892	$24,704	$1,228,741
Goodwill of acquired businesses	—	6,865	174,727	7,141	188,733
Measurement period adjustments(1)	2,939	516	—	—	3,455
Balance at September 30, 2022	$904,066	$271,399	$213,619	$31,845	$1,420,929
__________
(1)    Measurement period adjustments recorded during 2022 relating to businesses acquired in the fourth quarter of 2021 increased premiums, commissions and fees receivable by $3.7 million, increased current liabilities by $7.0 million and increased consideration by $0.2 million.
8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

(in thousands)	September 30, 2022	December 31, 2021
Accrued compensation and benefits	$39,225	$22,460
Contract liabilities	25,060	18,178
Current portion of operating lease liabilities	13,447	12,520
Accrued expenses	11,862	9,731
Deferred consideration payments	10,543	12,355
Current portion of long-term debt	8,509	8,521
Tax distribution payable	—	5,072
Other	5,552	3,386
Accrued expenses and other current liabilities	$114,198	$92,223
BRP previously had advisor incentive agreements with several of its Risk Advisors to incentivize them to stay with the Company and grow their Book of Business. The incentive rights had a deposit buy-in requirement payable in the form of payroll withholding or other cash payments for which the Company recorded an advisor incentive liability. The incentive rights could be converted to LLC Units after the achievement of certain milestones, subject to approval at the discretion of management. The Company’s obligation related to advisor incentive liabilities of all but one Risk Advisor was settled in connection with its reorganization during 2019. One Risk Advisor chose not to convert his incentive rights into common stock of BRP Group. As a result, the remaining advisor incentive liability has been reported at expected value of the expected buyout amount each reporting period as a component of other liabilities in the accompanying balance sheets.
During the second quarter of 2022, the Company entered into an agreement with this Risk Advisor to settle the advisor incentive liability for $4.8 million, at which time the liability was reclassified from other liabilities to accrued expenses and other current liabilities. The obligation was subsequently satisfied in the third quarter of 2022.
9. Long-Term Debt
As of December 31, 2021, the JPM Credit Agreement provided for senior secured credit facilities in an aggregate principal amount of $1.325 billion, which consisted of (i) a term loan facility in the principal amount of $850.0 million maturing in 2027 (the “Term Loan B”) and (ii) a revolving credit facility with commitments in an aggregate principal amount of $475.0 million maturing in 2025 (the “Revolving Facility”).
On March 28, 2022, the Company entered into Amendment No. 5 to the JPM Credit Agreement, under which (i) the aggregate principal amount of the Revolving Facility was increased from $475.0 million to $600.0 million, (ii) the interest rate on the Revolving Facility changed to the SOFR, plus a credit spread adjustment of 10 bps plus an amount between 200 bps and 300 bps based on the total net leverage ratio, (iii) the total net leverage ratio covenant increased to 7.0x consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) and (iv) the maturity of the Revolving Facility was extended to April 1, 2027. The other terms of the Revolving Facility and the terms of the Term Loan B remained unchanged. The JPM Credit Agreement also provides for a benchmark replacement to SOFR for the Term Loan B such that there are no material contract modifications resulting from a transition from LIBOR.

The Term Loan B bears interest at LIBOR plus 350 bps, subject to a LIBOR floor of 50 bps. At September 30, 2022, the outstanding borrowings on the Term Loan B were $840.2 million and had an applicable interest rate of 6.26% at September 30, 2022. The outstanding borrowings on the Term Loan B are offset by unamortized debt discount and issuance costs of $20.8 million on the balance sheet at September 30, 2022. The outstanding borrowings on the Revolving Facility of $527.0 million had an applicable interest rate of 6.07% at September 30, 2022. The Revolving Facility is also subject to a commitment fee of 0.40% on the unused capacity at September 30, 2022.
The JPM Credit Agreement requires the Company to meet certain financial covenants and comply with customary affirmative and negative covenants as listed in the underlying agreement. The Company was in compliance with these covenants at September 30, 2022.
Interest Rate Caps
The Company enters into interest rate caps to mitigate its exposure to interest rate risk on its debt by limiting the impact of interest rate changes on cash flows. On May 5, 2022, the Company sold its $300.0 million notional, 2.50% interest rate cap expiring March 8, 2026 and two $100.0 million notional, 3.00% interest rate caps expiring August 13, 2028 for aggregate proceeds of $19.0 million. The Company retained its $300.0 million notional, 1.50% interest rate cap expiring on March 10, 2024.
The interest rate caps are recorded at an aggregate fair value of $12.2 million and $6.3 million at September 30, 2022 and December 31, 2021, respectively. The interest rate caps are included as a component of other assets on the condensed consolidated balance sheets. The Company recognized a fair value gain on interest rate caps, net of cash received for settlement of $3.6 million and $24.9 million for the three and nine months ended September 30, 2022, respectively, and a fair value loss on interest rate caps of $0.3 million and $1.2 million, respectively, for the three and nine months ended September 30, 2021. In addition, the Company recognized a gain on interest rate caps related to settlements received of $0.5 million for each of the three and nine months ended September 30, 2022. The fair value gain or loss on interest rate caps and the gain on interest rate caps related to settlements received are included as components of other income (expense), net in the condensed consolidated statements of comprehensive income (loss).
10. Related Party Transactions
Notes Payable
In September 2021, the Company accelerated recognition of MSI’s maximum contingent earnout and entered into notes payable agreements with each of MSI’s shareholders for a combined principal amount of $61.5 million. The related party notes were subsequently paid in full in April 2022.
Commission Revenue
The Company serves as a broker for Holding Company of the Villages, Inc. (“The Villages”), a significant shareholder, and certain affiliated entities. Commission revenue recorded as a result of transactions with The Villages was $0.3 million and $1.0 million for the three months ended September 30, 2022 and 2021, respectively, and $2.0 million and $2.3 million for the nine months ended September 30, 2022 and 2021, respectively.
The Company serves as a broker for certain entities in which a member of our board of directors has a material interest. Commission revenue recorded as a result of these transactions was $0.1 million for each of the three months ended September 30, 2022 and 2021 and $0.3 million and $0.1 million for the nine months ended September 30, 2022 and 2021, respectively.
Commissions and Consulting Expense
Two brothers of Lowry Baldwin, our Board Chair, earned Risk Advisor commissions from the Company of $0.2 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively, and $0.5 million and $0.4 million for the nine months ended September 30, 2022 and 2021, respectively.
The Company has a consulting agreement with Accenture, with which an independent member of our board of directors holds an executive leadership position. Consulting expense recorded as a result of these transactions was $0.7 million for each of the three and nine months ended September 30, 2022.

Rent Expense
The Company has various agreements to lease office space from wholly-owned subsidiaries of The Villages. Total rent expense incurred with respect to The Villages and its wholly-owned subsidiaries was $0.1 million for each of the three months ended September 30, 2022 and 2021 and $0.3 million and $0.4 million for the nine months ended September 30, 2022 and 2021, respectively.
The Company has various agreements to lease office space from other related party entities. Total rent expense incurred with respect to other related parties was $0.9 million and $0.6 million for the three months ended September 30, 2022 and 2021, respectively, and $2.8 million and $1.7 million for the nine months ended September 30, 2022 and 2021, respectively. Total right-of-use assets and operating lease liabilities included on the Company’s balance sheet related to these agreements were $15.8 million and $16.2 million, respectively, at September 30, 2022 and $17.9 million and $18.2 million, respectively, at December 31, 2021.
11. Share-Based Compensation
The Company has an Omnibus Incentive Plan (the “Omnibus Plan”) and a Partnership Inducement Award Plan (the “Inducement Plan” and collectively, the “Plans”) to motivate and reward Colleagues and other individuals, including those who join the Company through Partnerships, to perform at the highest level and contribute significantly to the Company’s success, thereby furthering the best interests of its shareholders. The Omnibus Plan and the Inducement Plan provide for the Company to make awards of 6,142,862 and 3,000,000 shares of Class A common stock, respectively, at September 30, 2022.
During the nine months ended September 30, 2022, the Company made awards of restricted stock, unrestricted stock and performance-based restricted stock units under the Plans to its non-employee directors, Colleagues and executive officers. Shares of unrestricted stock issued to directors during the nine months ended September 30, 2022 were vested upon issuance, while restricted stock issued to Colleagues, Risk Advisors and executive officers generally either cliff vest after 3 to 4 years or vest ratably over 3 to 5 years.
The following table summarizes the activity for non-vested awards granted by the Company under the Plans:

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at December 31, 2021	3,215,731	$28.83
Granted	1,048,937	26.62
Vested and settled	(545,204)	25.53
Forfeited	(92,533)	26.52
Outstanding at September 30, 2022	3,626,931	28.77
The total fair value of shares that vested and settled under the Plans was $13.9 million and $5.7 million for the nine months ended September 30, 2022 and 2021, respectively.
Share-based compensation includes expense recognized for management incentive units and advisor incentives, in addition to issuances under the Plans. The Company recognizes share-based compensation expense for the Plans net of actual forfeitures. The Company recorded total share-based compensation expense of $8.4 million and $3.8 million for the three months ended September 30, 2022 and 2021, respectively, and $26.1 million and $11.9 million for the nine months ended September 30, 2022 and 2021, respectively, which is included in commissions, employee compensation and benefits expense in the condensed consolidated statements of comprehensive income (loss).
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Unvested restricted shares of Class A common stock	3,338,908	1,801,394	—	1,801,394
Shares of Class B common stock	54,611,484	52,484,315	54,611,484	52,484,315
The shares of Class B common stock do not share in the earnings or losses attributable to BRP Group, and therefore, are not participating securities. Accordingly, a separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been included.
The following is a calculation of the basic and diluted weighted-average number of shares of Class A common stock outstanding and earnings (loss) per share for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Basic earnings (loss) per share:
Net income (loss) attributable to BRP Group, Inc.	$(24,793)	$(13,212)	$6,718	$(7,999)
Shares used for basic earnings (loss) per share:
Weighted-average shares of Class A common stock outstanding - basic	57,282	46,446	56,430	45,132
Basic earnings (loss) per share	$(0.43)	$(0.28)	$0.12	$(0.18)

Diluted earnings (loss) per share:
Net income (loss) attributable to BRP Group, Inc.	$(24,793)	$(13,212)	$6,718	$(7,999)
Shares used for diluted earnings (loss) per share:
Weighted-average shares of Class A common stock outstanding	57,282	46,446	56,430	45,132
Dilutive effect of unvested restricted shares of Class A common stock	—	—	3,465	—
Weighted-average shares of Class A common stock outstanding - diluted	57,282	46,446	59,895	45,132
Diluted earnings (loss) per share	$(0.43)	$(0.28)	$0.11	$(0.18)
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

(in thousands)	September 30, 2022	December 31, 2021
Level 2
Interest rate caps	$12,172	$6,338
Level 2 Assets	$12,172	$6,338
Level 3
Contingent earnout liabilities	$229,614	$258,589
Level 3 Liabilities	$229,614	$258,589
Methodologies used for liabilities measured at fair value on a recurring basis within Level 3 of the fair value hierarchy at September 30, 2022 and December 31, 2021 are based on limited unobservable inputs. These methods may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.
The fair value of interest rate caps was $12.2 million at September 30, 2022. The fair value of interest rate caps is determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.
The fair value of contingent earnout liabilities is based on sales projections for the acquired entities, which are reassessed each reporting period. Based on the Company’s ongoing assessment of the fair value of its contingent earnout liabilities, the Company recorded a net increase in the estimated fair value of such liabilities of $21.7 million for the three months ended September 30, 2022 and a net decrease of $10.8 million for the nine months ended September 30, 2022. The Company has assessed the maximum estimated exposure to the contingent earnout liabilities to be approximately $980.5 million at September 30, 2022.
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
The fair value of the contingent earnout liabilities is based on Monte Carlo simulations that measure the present value of the expected future payments to be made to Partners in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, the Company estimates the Partner’s future performance using financial projections developed by management for the Partner and market participant assumptions that were derived for revenue growth, profitability based on EBITDA, the number of rental units tracked or the insured value of sourced homeowners’ insurance. Revenue and EBITDA growth rates generally ranged from 7% to 35% at September 30, 2022 and from 5% to 22% at December 31, 2021. The Company estimates future payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. These payments are discounted to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of the Partner to achieve the targets. These discount rates generally ranged from 8.25% to 18.00% at September 30, 2022 and from 5.00% to 15.50% at December 31, 2021. Changes in financial projections, market participant assumptions for revenue growth and profitability, or the risk-adjusted discount rate, would result in a change in the fair value of contingent consideration.

The following table sets forth a summary of the changes in the fair value of the Company’s contingent earnout liabilities, which are measured at fair value on a recurring basis utilizing Level 3 assumptions in their valuation:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021(1)
Balance at beginning of period	$209,996	$178,252	$258,589	$164,819
Fair value of contingent consideration issuances(1)	3,097	53,102	16,495	56,143
Change in fair value of contingent consideration	21,695	11,341	(10,809)	23,163
Settlement of contingent consideration(2)	(5,174)	(61,750)	(34,661)	(63,180)
Balance at end of period	$229,614	$180,945	$229,614	$180,945
__________
(1)    During the nine months ended September 30, 2021, the Company recorded measurement period adjustments relating to businesses acquired in the fourth quarter of 2020. These adjustments decreased contingent earnout liabilities by $4.7 million, which offsets issuances of $60.9 million from business combinations for the period.
(2)    During the three and nine months ended September 30, 2021, the Company settled $61.5 million of its contingent earnout liabilities through the issuance of related party notes payable, of which $35.9 million is included in payment of contingent earnout consideration in excess of purchase price accrual in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022. Refer to Note 10 for additional information.
Fair Value of Other Financial Instruments
The fair value of long-term debt and the revolving line of credit is based on an estimate using a discounted cash flow analysis based on current borrowing rates for similar types of borrowing arrangements. The carrying amount and estimated fair value of long-term debt and the revolving line of credit were as follows:

	Fair Value Hierarchy	September 30, 2022		December 31, 2021
		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt(1)	Level 2	$840,241	$800,330	$846,623	$870,120
Revolving line of credit	Level 2	527,000	501,967	35,000	33,968
__________
(1)    The carrying amount of the long-term debt does not reflect unamortized debt discount and issuance costs of $20.8 million and $23.5 million at September 30, 2022 and December 31, 2021, respectively, which are netted against long-term debt for balance sheet presentation.
14. Commitments and Contingencies
In April 2022, BRP made a commitment to the University of South Florida (“USF”) to donate a total of $5.3 million through October 2028. The gift will provide support for the School of Risk Management and Insurance in the USF Muma College of Business. It is currently anticipated that Lowry Baldwin, our Board Chair, will fund half of the amounts to be donated by BRP. No payments have been made toward this commitment as of September 30, 2022.
The Company is involved in various claims and legal actions arising in the ordinary course of business. A liability is recorded when a loss is considered probable and is reasonably estimable in accordance with GAAP. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
The Company is in negotiations to settle one or more disputes relating to alleged restrictive covenant violations on the part of certain of its Risk Advisors. The Company has determined that a loss with an estimated range between $1.5 million and $1.8 million is probable. The Company accrued $1.5 million relating to this contingency during the three and nine months ended September 30, 2022 as a component of other operating expenses in the condensed consolidated statements of comprehensive income (loss).
15. Segment Information
BRP Group’s business is divided into four Operating Groups: Middle Market, Specialty, MainStreet, and Medicare.

•The Middle Market Operating Group provides expertly-designed commercial risk management, employee benefits solutions and private risk management for mid-to-large size businesses and high net worth individuals, as well as their families.
•The Specialty Operating Group consists of two distinct businesses. Our specialty wholesale broker businesses deliver specialty insurers, professionals, individuals and niche industry businesses expanded access to exclusive specialty markets, capabilities and programs requiring complex underwriting and placement. Specialty also houses our MGA of the Future platform, in which we manufacture proprietary, technology enabled insurance products that are then distributed (in many instances via technology and/or API integrations) internally via our Risk Advisors in Middle Market and MainStreet and externally via select distribution partners, with a focus on sheltered channels where our products deliver speed, ease of use and certainty of execution, an example of which is our national embedded renter’s insurance product sold at point of lease via integrations with property management software providers.
•The MainStreet Operating Group offers personal insurance, commercial insurance and life and health solutions to individuals and businesses in their communities.
•The Medicare Operating Group offers consultation for government assistance programs and solutions, including traditional Medicare, Medicare Advantage and Affordable Care Act, to seniors and eligible individuals, through a network of primarily independent contractor agents. In the Medicare Operating Group, BRP generates commissions and fees in the form of direct bill insurance placement and marketing income. Marketing income is earned through co-branded marketing campaigns with our Insurance Company Partners.
In the Middle Market, MainStreet, and Specialty Operating Groups, the Company generates commissions and fees from insurance placement under both agency bill and direct bill arrangements. In addition, the Company generates profit sharing income in each of those segments based on either the underlying Book of Business or performance, such as loss ratios. In the Middle Market and Specialty Operating Groups, the Company generates fees from service fee and consulting arrangements. Service fee arrangements are in place with certain customers in lieu of commission arrangements.
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

	For the Three Months Ended September 30, 2022
(in thousands)	Middle Market	Specialty	MainStreet	Medicare	Corporate and Other	Total
Commissions and fees(1)	$130,216	$97,929	$39,894	$7,890	$(16,561)	$259,368
Net income (loss)	(25,050)	14,734	7,008	(227)	(43,172)	(46,707)

	For the Three Months Ended September 30, 2021
(in thousands)	Middle Market	Specialty	MainStreet	Medicare	Corporate and Other	Total
Commissions and fees(2)	$80,087	$41,986	$8,760	$5,665	$(942)	$135,556
Net income (loss)	(7,395)	930	1,180	40	(19,356)	(24,601)

	For the Nine Months Ended September 30, 2022
(in thousands)	Middle Market	Specialty	MainStreet	Medicare	Corporate and Other	Total
Commissions and fees(1)	$433,151	$221,753	$78,601	$28,166	$(26,995)	$734,676
Net income (loss)	63,296	31,060	10,509	4,359	(94,499)	14,725

	For the Nine Months Ended September 30, 2021
(in thousands)	Middle Market	Specialty	MainStreet	Medicare	Corporate and Other	Total
Commissions and fees(2)	$266,751	$97,173	$25,558	$20,269	$(1,661)	$408,090
Net income (loss)	28,586	4,434	3,503	2,809	(53,067)	(13,735)
__________
(1)    During the three and nine months ended September 30, 2022, the Middle Market Operating Group recorded intercompany commissions and fees from activity with the Specialty Operating Group of $0.4 million and $1.1 million, respectively; the Specialty Operating Group recorded intercompany commissions and fees from activity with the MainStreet Operating Group and itself of $15.8 million and $24.5 million, respectively; the MainStreet Operating Group recorded intercompany commissions and fees from activity with the Middle Market and Specialty Operating Groups of $0.2 million and $0.4 million, respectively; and the Medicare Operating Group recorded intercompany commissions and fees from activity with itself of $0.2 million and $1.0 million, respectively. These intercompany commissions and fees are eliminated through Corporate and Other.
(2)    During the three and nine months ended September 30, 2021, the Middle Market Operating Group recorded intercompany commissions and fees from activity with the Specialty Operating Group of $0.6 million and $1.1 million, respectively; the Specialty Operating Group recorded intercompany commissions and fees from activity with itself of less than $0.1 million for each period; the MainStreet Operating Group recorded intercompany commissions and fees from activity with the Middle Market Operating Group of $0.1 million and $0.2 million, respectively; and the Medicare Operating Group recorded intercompany commissions and fees from activity with itself of $0.2 million and $0.3 million, respectively. These intercompany commissions and fees are eliminated through Corporate and Other.

(in thousands)	Middle Market	Specialty	MainStreet	Medicare	Corporate and Other	Total
Total assets at September 30, 2022	$2,204,872	$597,662	$467,066	$72,693	$70,095	$3,412,388
Total assets at December 31, 2021	2,142,485	549,662	61,322	56,472	66,366	2,876,307

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
We represent over 1,200,000 Clients across the United States and internationally. Our more than 3,800 Colleagues include over 640 Risk Advisors, who are fiercely independent, relentlessly competitive and “insurance geeks.” We have approximately 125 offices in 23 states, all of which are equipped to provide diversified products and services to empower our Clients at every stage through our four Operating Groups.
•Middle Market provides expertly-designed commercial risk management, employee benefits solutions and private risk management for mid-to-large-size businesses and high net worth individuals, as well as their families.
•MainStreet offers personal insurance, commercial insurance and life and health solutions to individuals and businesses in their communities.
•Medicare offers consultation for government assistance programs and solutions, including traditional Medicare, Medicare Advantage and Affordable Care Act, to seniors and eligible individuals through a network of primarily independent contractor agents. In the Medicare Operating Group, we generate commissions and fees in the form of direct bill insurance placement and marketing income. Marketing income is earned through co-branded marketing campaigns with our Insurance Company Partners.
•Specialty consists of two distinct businesses with MGA of the Future representing approximately 86% of the revenue. Our specialty wholesale broker businesses deliver specialty insurers, professionals, individuals and niche industry businesses expanded access to exclusive specialty markets, capabilities and programs requiring complex underwriting and placement. Specialty also houses our MGA of the Future platform, in which we deliver proprietary, technology enabled insurance products that are then distributed (in many instances via technology and/or API integrations) internally via our Risk Advisors in Middle Market and MainStreet and externally via select distribution partners, with a focus on sheltered channels where our products deliver speed, ease of use and certainty of execution, an example of which is our national embedded renter’s insurance product sold at point of lease via integrations with property management software providers.
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
PARTNERSHIPS
We utilize strategic acquisitions, which we refer to as Partnerships, to complement and expand our business. We source Partnerships through proprietary deal flow, competitive auctions and cultivated industry relationships. We are currently considering Partnership opportunities in all of our Operating Groups, including businesses to complement or expand our MGA of the Future.
The financial impact of Partnerships may affect the comparability of our results from period to period. Our acquisition strategy also entails certain risks, including the risks that we may not be able to successfully source, value, close, integrate and effectively manage businesses that we acquire. To mitigate that risk, we have a professional team focused on finding new Partners and integrating new Partnerships. Executing on Partnership opportunities is a key pillar in our long-term growth strategy over the next seven years.
We completed three Partnerships for an aggregate purchase price of $415.4 million during the nine months ended September 30, 2022 and ten Partnerships for an aggregate purchase price of $387.5 million during the nine months ended September 30, 2021. Partnerships completed during 2022 added a total of $4.4 million of premiums, commissions and fees receivable, $224.3 million of intangible assets and $188.7 million of goodwill to the condensed consolidated balance sheet on the Partnership date.
RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements for the three and nine months ended September 30, 2022 and the related notes and other financial information included elsewhere in this report. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on March 1, 2022.

The following is a discussion of our consolidated results of operations for the three and nine months ended September 30, 2022 and 2021.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2022	2021	Variance	2022	2021	Variance
Revenues:
Commissions and fees	$259,368	$135,556	$123,812	$734,676	$408,090	$326,586

Operating expenses:
Commissions, employee compensation and benefits	195,920	100,081	95,839	522,518	278,521	243,997
Other operating expenses	47,212	27,968	19,244	124,424	64,380	60,044
Amortization expense	23,180	12,596	10,584	59,912	33,875	26,037
Change in fair value of contingent consideration	21,695	11,341	10,354	(10,809)	23,163	(33,972)
Depreciation expense	1,216	753	463	3,309	1,920	1,389
Total operating expenses	289,223	152,739	136,484	699,354	401,859	297,495

Operating income (loss)	(29,855)	(17,183)	(12,672)	35,322	6,231	29,091

Other income (expense):
Interest expense, net	(20,766)	(6,940)	(13,826)	(45,748)	(18,431)	(27,317)
Other income (expense), net	3,914	(478)	4,392	25,151	(1,535)	26,686
Total other expense	(16,852)	(7,418)	(9,434)	(20,597)	(19,966)	(631)

Net income (loss)	(46,707)	(24,601)	(22,106)	14,725	(13,735)	28,460
Less: net income (loss) attributable to noncontrolling interests	(21,914)	(11,389)	(10,525)	8,007	(5,736)	13,743
Net income (loss) attributable to BRP Group, Inc.	$(24,793)	$(13,212)	$(11,581)	$6,718	$(7,999)	$14,717

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
Commissions and fees increased $123.8 million and $326.6 million for the three and nine months ended September 30, 2022 as compared to the same periods of 2021, respectively. The increase for the periods related to amounts attributable to Partners acquired during 2021 and 2022 prior to their having reached the twelve-month owned mark (such amounts, the “Partnership Contribution”) and organic growth. The Partnership Contribution accounted for $85.8 million and $234.8 million of the increase to commissions and fees for the quarter and year-to-date periods, respectively, and organic growth accounted for $38.0 million and $91.8 million of the increase for the quarter and year-to-date periods, respectively.

Major Sources of Commissions and Fees
The following table sets forth our commissions and fees by major source for the periods indicated:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2022	2021	Variance	2022	2021	Variance
Direct bill revenue	$111,369	$58,582	$52,787	$336,563	$203,302	$133,261
Agency bill revenue	92,895	53,495	39,400	255,087	136,271	118,816
Profit-sharing revenue	15,044	8,105	6,939	49,422	26,572	22,850
Consulting and service fee revenue	17,572	7,893	9,679	44,097	22,470	21,627
Policy fee and installment fee revenue	18,036	5,146	12,890	37,163	14,414	22,749
Other income	4,452	2,335	2,117	12,344	5,061	7,283
Total commissions and fees	$259,368	$135,556	$123,812	$734,676	$408,090	$326,586
Direct bill revenue represents commission revenue earned by providing insurance placement services to Clients, primarily for private risk management, commercial risk management, employee benefits and Medicare insurance types. Direct bill revenue increased by $52.8 million and $133.3 million for the three and nine months ended September 30, 2022 as compared to the same periods of 2021, respectively. The Partnership Contribution accounted for $42.9 million and $105.2 million of the increase to direct bill revenue for the quarter and year-to-date periods, respectively. Organic growth for direct bill revenue was $9.9 million and $28.1 million for the quarter and year-to-date periods, respectively.
Agency bill revenue primarily represents commission revenue earned by providing insurance placement services to clients wherein we act as an agent on behalf of the Client. Agency bill revenue increased $39.4 million and $118.8 million for the three and nine months ended September 30, 2022 as compared to the same periods of 2021, respectively. The Partnership Contribution accounted for $29.7 million and $91.7 million of the increase to agency bill revenue for the quarter and year-to-date periods, respectively. Organic growth for agency bill revenue was $9.7 million and $27.1 million for the quarter and year-to-date periods, respectively.
Profit-sharing revenue represents bonus-type or contingent revenue that is earned by us as a sales incentive provided by certain Insurance Company Partners. Profit-sharing revenue increased $6.9 million and $22.9 million for the three and nine months ended September 30, 2022 as compared to the same periods of 2021, respectively, as a result of the Partnership Contribution of $3.8 million and $13.3 million, respectively, and organic growth of $3.1 million and $9.6 million, respectively. Profit-sharing revenue can be affected by higher loss ratios in our Middle Market and MainStreet Operating Groups, which is particularly acute in the Florida homeowners marketplace.
Consulting and service fee revenue represents fees received in lieu of a commission and specialty insurance consulting revenue. Consulting and service fee revenue increased $9.7 million and $21.6 million for the three and nine months ended September 30, 2022 as compared to the same periods of 2021, respectively, as a result of the Partnership Contribution of $8.2 million and $17.8 million, respectively, and organic growth of $1.5 million and $3.8 million, respectively.
Policy fee and installment fee revenue represents revenue earned for acting in the capacity of an MGA and providing payment processing and services and other administrative functions on behalf of Insurance Company Partners. Policy fee and installment fee revenue increased $12.9 million and $22.7 million during the three and nine months ended September 30, 2022 as compared to the same periods of 2021, respectively, primarily due to organic growth. These fees are generated by our Specialty Operating Group.
Other income consists of Medicare marketing income that is based on agreed-upon cost reimbursement for fulfilling specific targeted marketing campaigns in addition to other ancillary income and premium financing income generated across all Operating Groups. Other income increased $2.1 million and $7.3 million for the three and nine months ended September 30, 2022 as compared to the same periods of 2021, respectively. The increase in other income for the year-to-date period is primarily attributable to the Partnership Contribution for our Specialty and Middle Market Operating Groups.

Commissions, Employee Compensation and Benefits
Commissions, employee compensation and benefits is our largest expense. It consists of (a) base compensation comprising salary, bonuses and benefits paid and payable to Colleagues, commissions paid to Colleagues and outside commissions paid to others; and (b) equity-based compensation associated with the grants of restricted and unrestricted stock awards to senior management, Colleagues, Risk Advisors and directors. We expect to continue to experience a general rise in commissions, employee compensation and benefits expense commensurate with expected growth in our revenue and headcount. We operate in competitive markets for human capital and need to maintain competitive compensation levels as we expand geographically and create new products and services. Our Colleague-related costs have risen as a result of the increasingly competitive market and the inflationary environment.
Our compensation arrangements with our employees contain significant bonus or commission components driven by the results of our operations. Therefore, as we grow commissions and fees, we expect compensation costs to rise.
Commissions, employee compensation and benefits expenses increased $95.8 million and $244.0 million for the three and nine months ended September 30, 2022 as compared to the same periods of 2021, respectively. The Partnership Contribution accounted for $44.4 million and $126.7 million of the increase to commissions, employee compensation and benefits for the quarter and year-to-date periods, respectively. Share-based compensation expense increased $4.6 million and $14.1 million, respectively, as a result of equity grants awarded to all newly hired Colleagues, including those who joined us through Partnerships, and grants to reward Colleagues, including members of senior management. The remaining increase in commissions, employee compensation and benefits expense can be attributed to higher commissions expense relating to our organic growth, higher compensation and benefits related to hiring to support our growth, and the inflationary environment, which has resulted in significant increases in the cost of human capital.
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
Other operating expenses increased $19.2 million for the three months ended September 30, 2022 as compared to the same period of 2021, which was primarily attributable to increases in dues and subscriptions of $5.1 million from our investment in technology to support our growth, travel and entertainment of $4.7 million relating to integration of our 2021 Partnerships and our leadership and Risk Advisor conference, advertising and marketing of $2.8 million, rent expense of $1.4 million relating to expansion of our operating locations, Colleague education and welfare of $1.2 million relating to investments in our Colleagues, and repairs and maintenance of $1.1 million.
Other operating expenses increased $60.0 million for the nine months ended September 30, 2022 as compared to the same period of 2021, which was primarily attributable to increases in dues and subscriptions of $12.0 million from our investment in technology to support our growth, travel and entertainment of $9.2 million relating to integration of our 2021 Partnerships and our leadership and Risk Advisor conference, rent expense of $7.2 million relating to expansion of our operating locations, Colleague education and welfare of $5.6 million relating to investments in our Colleagues, advertising and marketing of $5.4 million, professional fees of $3.8 million, licenses and taxes of $3.5 million relating to revenue growth, repairs and maintenance of $3.4 million, and recruiting expense of $2.4 million.
Amortization Expense
Amortization expense increased $10.6 million and $26.0 million for the three and nine months ended September 30, 2022 as compared to the same periods of 2021, respectively, which was driven by amortization of intangible assets recorded in connection with Partnerships over the past twelve months.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration was a $21.7 million loss for the three months ended September 30, 2022 as compared to a $11.3 million loss for the same period of 2021. The change in fair value of contingent consideration for the third quarter of 2022 was impacted by changes in growth trends of certain partners, offset in part by high market volatility and rising interest rates, which resulted in an overall higher contingent earnout consideration value.

Change in fair value of contingent consideration was a $10.8 million gain for the nine months ended September 30, 2022 as compared to a $23.2 million loss for the same period of 2021. The change in fair value of contingent consideration for the year-to-date period of 2022 was impacted by high market volatility and rising interest rates, offset in part by changes in growth trends of certain partners, which resulted in an overall lower contingent earnout consideration value.
Depreciation Expense
Depreciation expense increased $0.5 million and $1.4 million for the three and nine months ended September 30, 2022 as compared to the same periods of 2021, respectively, which was driven by our growth.
Interest Expense, Net
Interest expense, net increased $13.8 million and $27.3 million for the three and nine months ended September 30, 2022 as compared to the same periods of 2021, respectively, resulting from higher average borrowings outstanding and higher average interest rates related to increases in the benchmark rates for our variable rate debt.
Refer to Item 3. Qualitative and Quantitative Disclosures About Market Risk for further discussion of the impact of rising interest rates on our results of operations, financial condition and cash flows.
Other Income (Expense), Net
Other income (expense), net was $3.9 million and $25.2 million for the three and nine months ended September 30, 2022, primarily as a result of a gain on interest rate caps of $4.2 million and $25.4 million recorded during the quarter and year-to-date periods, respectively, in connection with rising interest rates and market estimates for future rate increases. The gain for the year-to-date period includes $13.5 million that was realized in connection with our sale of three interest rate caps during the second quarter.
NON-GAAP FINANCIAL MEASURES
Adjusted EBITDA, Adjusted EBITDA Margin, Organic Revenue, Organic Revenue Growth, Adjusted Net Income and Adjusted Diluted Earnings Per Share (“EPS”), are not measures of financial performance under GAAP and should not be considered substitutes for GAAP measures, including commissions and fees (for Organic Revenue and Organic Revenue Growth), net income (loss) (for Adjusted EBITDA and Adjusted EBITDA Margin) net income (loss) attributable to BRP Group, Inc. (for Adjusted Net Income) or diluted earnings (loss) per share (for Adjusted Diluted EPS), which we consider to be the most directly comparable GAAP measures. These non-GAAP financial measures have limitations as analytical tools, and when assessing our operating performance, you should not consider these non-GAAP financial measures in isolation or as substitutes for commissions and fees, net income (loss), net income (loss) attributable to BRP Group, Inc., diluted earnings (loss) per share or other consolidated income statement data prepared in accordance with GAAP. Other companies in our industry may define or calculate these non-GAAP financial measures differently than we do, and accordingly these measures may not be comparable to similarly titled measures used by other companies.
We define Adjusted EBITDA as net income (loss) before interest, taxes, depreciation, amortization, change in fair value of contingent consideration and certain items of income and expense, including share-based compensation expense, transaction-related expenses related to Partnerships, severance, and certain non-recurring items, including those related to raising capital. We believe that Adjusted EBITDA is an appropriate measure of operating performance because it eliminates the impact of income and expenses that do not relate to business performance, and that the presentation of this measure enhances an investor’s understanding of our financial performance.
Adjusted EBITDA Margin is Adjusted EBITDA divided by commissions and fees. Adjusted EBITDA Margin is a key metric used by management and our board of directors to assess our financial performance. We believe that Adjusted EBITDA Margin is an appropriate measure of operating performance because it eliminates the impact of income and expenses that do not relate to business performance, and that the presentation of this measure enhances an investor’s understanding of our financial performance. We believe that Adjusted EBITDA Margin is helpful in measuring profitability of operations on a consolidated level.
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
We calculate Organic Revenue based on commissions and fees for the relevant period by excluding the first twelve months of commissions and fees generated from new Partners. Organic Revenue Growth is the change in Organic Revenue period-to-period, with prior period results adjusted to include commissions and fees that were excluded from Organic Revenue in the prior period because the relevant Partners had not yet reached the twelve-month owned mark, but which have reached the twelve-month owned mark in the current period. For example, revenues from a Partner acquired on June 1, 2021 are excluded from Organic Revenue for 2021. However, after June 1, 2022, results from June 1, 2021 to December 31, 2021 for such Partners are compared to results from June 1, 2022 to December 31, 2022 for purposes of calculating Organic Revenue Growth in 2022. Organic Revenue Growth is a key metric used by management and our board of directors to assess our financial performance. We believe that Organic Revenue and Organic Revenue Growth are appropriate measures of operating performance as they allow investors to measure, analyze and compare growth in a meaningful and consistent manner.
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

Adjusted EBITDA and Adjusted EBITDA Margin
The following table reconciles Adjusted EBITDA and Adjusted EBITDA Margin to net income (loss), which we consider to be the most directly comparable GAAP financial measure:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except percentages)	2022	2021	2022	2021
Commissions and fees	$259,368	$135,556	$734,676	$408,090

Net income (loss)	$(46,707)	$(24,601)	$14,725	$(13,735)
Adjustments to net income (loss):
Amortization expense	23,180	12,596	59,912	33,875
Interest expense, net	20,766	6,940	45,748	18,431
Transaction-related Partnership and integration expenses	12,128	5,556	29,552	11,226
Share-based compensation	8,388	3,834	26,065	11,921
(Gain) loss on interest rate caps	(4,151)	334	(25,420)	1,159
Change in fair value of contingent consideration	21,695	11,341	(10,809)	23,163
Depreciation expense	1,216	753	3,309	1,920
Severance	260	481	1,135	481
Other(1)	5,109	1,951	13,083	4,222
Adjusted EBITDA	$41,884	$19,185	$157,300	$92,663
Adjusted EBITDA Margin	16%	14%	21%	23%
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
Organic Revenue and Organic Revenue Growth
The following table reconciles Organic Revenue and Organic Revenue Growth to commissions and fees, which we consider to be the most directly comparable GAAP financial measure:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except percentages)	2022	2021	2022	2021
Commissions and fees	$259,368	$135,556	$734,676	$408,090
Partnership commissions and fees(1)	(85,638)	(52,673)	(234,601)	(195,781)
Organic Revenue	$173,730	$82,883	$500,075	$212,309
Organic Revenue Growth(2)	$38,014	$16,978	$91,825	$40,907
Organic Revenue Growth %(2)	28%	26%	22%	24%
__________
(1)    Includes the first twelve months of such commissions and fees generated from newly acquired Partners.
(2)    Organic Revenue for the three and nine months ended September 30, 2021 used to calculate Organic Revenue Growth for the three and nine months ended September 30, 2022 was $135.7 million and $408.3 million, respectively, which is adjusted to reflect revenues from Partnerships that reached the twelve-month owned mark during the three and nine months ended September 30, 2022.

Adjusted Net Income and Adjusted Diluted EPS
The following table reconciles Adjusted Net Income to net income (loss) attributable to BRP Group, Inc. and reconciles Adjusted Diluted EPS to diluted earnings (loss) per share, which we consider to be the most directly comparable GAAP financial measures:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2022	2021(1)	2022	2021(1)
Net income (loss) attributable to BRP Group, Inc.	$(24,793)	$(13,212)	$6,718	$(7,999)
Net income (loss) attributable to noncontrolling interests	(21,914)	(11,389)	8,007	(5,736)
Amortization expense	23,180	12,596	59,912	33,875
Transaction-related Partnership and integration expenses	12,128	5,556	29,552	11,226
Share-based compensation	8,388	3,834	26,065	11,921
(Gain) loss on interest rate caps, net of cash settlements	(3,602)	334	(24,871)	1,159
Change in fair value of contingent consideration	21,695	11,341	(10,809)	23,163
Amortization of deferred financing costs	1,420	858	3,894	2,301
Depreciation	1,216	753	3,309	1,920
Severance	260	481	1,135	481
Other(2)	5,109	1,951	13,083	4,222
Adjusted pre-tax income	23,087	13,103	115,995	76,533
Adjusted income taxes(3)	2,286	1,297	11,484	7,577
Adjusted Net Income	$20,801	$11,806	$104,511	$68,956

Weighted-average shares of Class A common stock outstanding - diluted	57,282	46,446	59,895	45,132
Dilutive effect of unvested restricted shares of Class A common stock	3,675	1,818	—	1,737
Exchange of Class B shares(4)	55,151	52,148	55,743	50,521
Adjusted dilutive weighted-average shares outstanding	116,108	100,412	115,638	97,390

Adjusted Diluted EPS	$0.18	$0.12	$0.90	$0.71

Diluted earnings (loss) per share	$(0.43)	$(0.28)	$0.11	$(0.18)
Effect of exchange of Class B shares and net income (loss) attributable to noncontrolling interests per share	0.03	0.03	0.02	0.04
Other adjustments to earnings (loss) per share	0.60	0.38	0.87	0.93
Adjusted income taxes per share	(0.02)	(0.01)	(0.10)	(0.08)
Adjusted Diluted EPS	$0.18	$0.12	$0.90	$0.71
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
The following table sets forth our commissions and fees by Operating Group and for Corporate and Other by amount and as a percentage of our commissions and fees:

Commissions and Fees by Operating Group (in thousands, except percentages)
	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2022		2021		Variance		2022		2021		Variance
Operating Group	Amount	Percent of Business	Amount	Percent of Business	Amount	%	Amount	Percent of Business	Amount	Percent of Business	Amount	%
Middle Market	$130,216	50%	$80,087	60%	$50,129	63%	$433,151	59%	$266,751	65%	$166,400	62%
Specialty	97,929	38%	41,986	31%	55,943	133%	221,753	30%	97,173	24%	124,580	128%
MainStreet	39,894	15%	8,760	6%	31,134	355%	78,601	11%	25,558	6%	53,043	208%
Medicare	7,890	3%	5,665	4%	2,225	39%	28,166	4%	20,269	5%	7,897	39%
Corporate and Other	(16,561)	(6)%	(942)	(1)%	(15,619)	n/m	(26,995)	(4)%	(1,661)	—%	(25,334)	n/m
	$259,368		$135,556		$123,812		$734,676		$408,090		$326,586
__________
n/m    not meaningful
Commissions and fees for our Middle Market Operating Group increased $50.1 million for the third quarter of 2022 as compared to the same period of 2021 as a result of the Partnership Contribution of $36.5 million and organic growth of $13.6 million. Organic growth included $12.0 million related to base commissions and fees.
Commissions and fees for our Middle Market Operating Group increased $166.4 million for the first nine months of 2022 as compared to the same period of 2021 as a result of the Partnership Contribution of $130.4 million and organic growth of $36.0 million. Organic growth included $30.7 million related to base commissions and fees and $5.6 million related to contingent revenue.
Commissions and fees for our Specialty Operating Group increased $55.9 million for the third quarter of 2022 as compared to the same period of 2021 as a result of the Partnership Contribution of $18.1 million, organic growth of $22.0 million and intercompany revenue of $15.8 million. Organic growth included $19.9 million attributable to our renter’s and homeowner’s insurance products, of which $10.4 million is related to the QBE Program Administrator Agreement, net of intercompany, which was entered into in connection with the Westwood Partnership, and $1.9 million related to contingent revenue.
Commissions and fees for our Specialty Operating Group increased $124.6 million for the first nine months of 2022 as compared to the same period of 2021 as a result of the Partnership Contribution of $54.4 million, organic growth of $45.7 million and intercompany revenue of $24.5 million. Organic growth included $42.2 million attributable to our renter’s and homeowner’s insurance products, of which $17.9 million is related to the QBE Program Administrator Agreement, net of intercompany, which was entered into in connection with the Westwood Partnership, and $3.2 million related to contingent revenue.
Commissions and fees for our MainStreet Operating Group increased $31.1 million for the third quarter of 2022 as compared to the same period of 2021 as a result of the Partnership Contribution of $29.1 million and organic growth of $2.0 million, primarily related to base commissions and fees.

Commissions and fees for our MainStreet Operating Group increased $53.0 million for the first nine months of 2022 as compared to the same period of 2021 as a result of the Partnership Contribution of $47.1 million and organic growth of $5.9 million, primarily related to base commissions and fees.
Commissions and fees for our Medicare Operating Group increased $2.2 million for the third quarter of 2022 as compared to the same period of 2021 as a result of the Partnership Contribution of $1.6 million and organic growth of $0.6 million.
Commissions and fees for our Medicare Operating Group increased $7.9 million for the first nine months of 2022 as compared to the same period of 2021 as a result of organic growth of $4.3 million and the Partnership Contribution of $3.6 million.
Revenue reported for Corporate and Other relates to the elimination of intercompany revenue. During the third quarter of 2022, the Middle Market Operating Group recorded intercompany commissions and fees from activity with the Specialty Operating Group of $0.4 million; the Specialty Operating Group recorded intercompany commissions and fees from activity with the MainStreet Operating Group and itself of $15.8 million; the MainStreet Operating Group recorded intercompany commissions and fees from activity with the Middle Market and Specialty Operating Groups of $0.2 million; and the Medicare Operating Group recorded intercompany commissions and fees from activity with itself of $0.2 million. These amounts were eliminated through Corporate and Other.
During the first nine months of 2022, the Middle Market Operating Group recorded intercompany commissions and fees from activity with the Specialty Operating Group of $1.1 million; the Specialty Operating Group recorded intercompany commissions and fees from activity with the MainStreet Operating Group and itself of $24.5 million; the MainStreet Operating Group recorded intercompany commissions and fees from activity with the Middle Market and Specialty Operating Groups of $0.4 million; and the Medicare Operating Group recorded intercompany commissions and fees from activity with itself of $1.0 million. These amounts were eliminated through Corporate and Other.
The substantial increase in intercompany commissions and fees for each of the quarter and year-to-date periods is related to the QBE Program Administrator Agreement, which was entered into in connection with the Westwood Partnership. We expect that revenue relating to this agreement will continue to grow as we serve as the MGA on more intersegment revenue such as homeowners’ insurance sold through the MainStreet Operating Group.
Commissions, Employee Compensation and Benefits
The following table sets forth our commissions, employee compensation and benefits by Operating Group and for Corporate and Other by amount and as a percentage of our commissions, employee compensation and benefits:

Commissions, Employee Compensation and Benefits by Operating Group (in thousands, except percentages)
	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2022		2021		Variance		2022		2021		Variance
Operating Group	Amount	Percent of Business	Amount	Percent of Business	Amount	%	Amount	Percent of Business	Amount	Percent of Business	Amount	%
Middle Market	$97,417	50%	$56,690	56%	$40,727	72%	$284,605	55%	$164,412	59%	$120,193	73%
Specialty	73,293	37%	30,739	31%	42,554	138%	160,830	31%	71,118	26%	89,712	126%
MainStreet	23,039	12%	5,547	6%	17,492	n/m	47,747	9%	16,573	6%	31,174	188%
Medicare	5,645	3%	3,843	4%	1,802	47%	17,791	3%	12,196	4%	5,595	46%
Corporate and Other	(3,474)	(2)%	3,262	3%	(6,736)	(206)%	11,545	2%	14,222	5%	(2,677)	(19)%
	$195,920		$100,081		$95,839		$522,518		$278,521		$243,997
__________
n/m    not meaningful

Commissions, employee compensation and benefits expenses increased across all Operating Groups for each of the quarter and year-to-date periods of 2022 as compared to the same periods of 2021. The Partnership Contribution accounted for $19.7 million, $9.5 million, $14.1 million and $1.2 million of the increase to commissions, employee compensation and benefits expenses in the Middle Market, Specialty, MainStreet and Medicare Operating Groups, respectively, for the quarter. The Partnership Contribution accounted for $72.7 million, $29.5 million, $22.6 million and $1.9 million of the increase to commissions, employee compensation and benefits expenses in the Middle Market, Specialty, MainStreet and Medicare Operating Groups, respectively, for the year-to-date period. Commissions, employee compensation and benefits expenses also increased across all Operating Groups as a result of continued investments in hiring for our growth services team to support our growth, which costs are primarily allocated among the Operating Groups, and continued investment in sales and service talent. In addition, there have been significant increases in the cost of human capital in the current year as a result of the increasingly competitive market and the inflationary environment, which has impacted employee compensation and benefits costs for both the quarter and year-to-date periods.
Commissions, employee compensation and benefits expenses for Corporate and Other decreased for both the quarter and year-to-date periods of 2022 as compared to the same period of 2021 as a result of the elimination of intercompany expense, offset in part by our continued investments in hiring to support our growth and additional share-based compensation expense. Commissions, employee compensation and benefits expenses for Corporate and Other includes elimination amounts of $16.6 million and $27.0 million for the quarter and year-to-date periods of 2022, respectively, as compared to $0.9 million and $1.7 million for the quarter and year-to-date periods of 2021, respectively.
The substantial increase in intercompany commissions, employee compensation and benefits expense for each of the quarter and year-to-date periods is related to the QBE Program Administrator Agreement. We expect that commissions expense relating to this agreement will continue to grow as we serve as the MGA on more intersegment revenue such as homeowners’ insurance sold through the MainStreet Operating Group.
Other Operating Expenses
The following table sets forth our other operating expenses by Operating Group and for Corporate and Other by amount and as a percentage of our other operating expenses:

Other Operating Expenses by Operating Group (in thousands, except percentages)
	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2022		2021		Variance		2022		2021		Variance
Operating Group	Amount	Percent of Business	Amount	Percent of Business	Amount	%	Amount	Percent of Business	Amount	Percent of Business	Amount	%
Middle Market	$20,130	43%	$13,749	49%	$6,381	46%	$52,703	42%	$31,579	49%	$21,124	67%
Specialty	8,031	17%	4,343	16%	3,688	85%	21,184	17%	8,386	13%	12,798	153%
MainStreet	4,422	9%	1,169	4%	3,253	278%	11,969	10%	3,464	5%	8,505	246%
Medicare	1,778	4%	1,134	4%	644	57%	4,497	4%	3,621	6%	876	24%
Corporate and Other	12,851	27%	7,573	27%	5,278	70%	34,071	27%	17,330	27%	16,741	97%
	$47,212		$27,968		$19,244		$124,424		$64,380		$60,044
Other operating expenses for our Middle Market Operating Group increased $6.4 million for the third quarter of 2022 as compared to the same period of 2021 driven by higher costs for dues and subscriptions of $2.6 million from our investment in technology to support our growth, travel and entertainment of $1.7 million relating to integration of our 2021 Partnerships, and rent expense of $0.4 million relating to expansion of our operating locations. Other operating expenses for our Specialty Operating Group increased $3.7 million for the third quarter of 2022 as compared to the same period of 2021 driven by higher costs for dues and subscriptions of $1.1 million from our investment in technology to support our growth, travel and entertainment of $0.9 million relating to integration of our 2021 Partnerships, bank charges of $0.3 million, and consulting fees and recruiting expense of $0.2 million each. Other operating expenses for our MainStreet Operating Group increased $3.3 million for the third quarter of 2022 as compared to the same period of 2021 driven by higher advertising and marketing of $1.6 million, rent expense of $0.6 million, dues and subscriptions of $0.4 million from our investment in technology to support our growth, travel and entertainment of $0.3 million and recruiting expense of $0.2 million. Other operating expenses for our Medicare Operating Group increased $0.6 million for the third quarter of 2022 as compared to the same period of 2021 driven by higher dues and subscriptions from our investment in technology to support our growth and advertising and marketing expenses of $0.2 million each.

Other operating expenses for our Middle Market Operating Group increased $21.1 million for the first nine months of 2022 as compared to the same period of 2021 driven by higher costs for dues and subscriptions of $6.3 million from our investment in technology to support our growth, travel and entertainment of $4.4 million relating to integration of our 2021 Partnerships, rent expense of $4.3 million relating to expansion of our operating locations, Colleague education and welfare of $1.8 million relating to investments in our Colleagues, advertising and marketing of $1.2 million, licenses and taxes of $1.1 million and insurance expense of $1.0 million. Other operating expenses for our Specialty Operating Group increased $12.8 million for the first nine months of 2022 as compared to the same period of 2021 driven by higher costs for dues and subscriptions of $2.2 million from our investment in technology to support our growth, travel and entertainment of $1.6 million relating to integration of our 2021 Partnerships, rent expense of $0.8 million, Colleague education and welfare relating to investments in our Colleagues, bank charges and consulting fees of $0.7 million each, advertising and marketing, licenses and taxes and professional fees of $0.6 million each. Other operating expenses for our MainStreet Operating Group increased $8.5 million for the first nine months of 2022 as compared to the same period of 2021 driven by higher advertising and marketing of $2.1 million, professional fees and rent expense relating to expansion of our operating locations of $1.7 million each, dues and subscriptions of $0.9 million from our investment in technology to support our growth, and recruiting expense of $0.7 million. Other operating expenses for our Medicare Operating Group increased $0.9 million for the first nine months of 2022 as compared to the same period of 2021 driven by higher costs for advertising and marketing of $0.5 million and dues and subscriptions of $0.3 million.
Other operating expenses in Corporate and Other increased $5.3 million for the third quarter of 2022 as compared to the same period of 2021 due to higher costs for travel and entertainment of $1.7 million relating to our leadership and Risk Advisor conference, professional fees of $1.2 million, Colleague education and welfare of $1.0 million relating to investments in our Colleagues, advertising and marketing and dues and subscriptions of $0.8 million each and repairs and maintenance of $0.6 million.
Other operating expenses in Corporate and Other increased $16.7 million for the first nine months of 2022 as compared to the same period of 2021 due to higher costs for Colleague education and welfare of $2.9 million relating to investments in our Colleagues, travel and entertainment of $2.8 million relating to our leadership and Risk Advisor conference, dues and subscriptions of $2.4 million, professional fees of $2.3 million, repairs and maintenance of $2.0 million, licenses and taxes of $1.6 million and recruiting expense of $1.1 million.
Amortization Expense
The following table sets forth our amortization by Operating Group and for Corporate and Other by amount and as a percentage of our amortization:

Amortization Expense by Operating Group (in thousands, except percentages)
	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2022		2021		Variance		2022		2021		Variance
Operating Group	Amount	Percent of Business	Amount	Percent of Business	Amount	%	Amount	Percent of Business	Amount	Percent of Business	Amount	%
Middle Market	$12,576	55%	$8,811	70%	$3,765	43%	$37,660	63%	$23,722	69%	$13,938	59%
Specialty	4,275	18%	2,936	23%	1,339	46%	12,689	21%	7,663	23%	5,026	66%
MainStreet	5,869	25%	395	3%	5,474	n/m	8,275	14%	1,221	4%	7,054	n/m
Medicare	459	2%	452	4%	7	2%	1,284	2%	1,266	4%	18	1%
Corporate and Other	1	—%	2	—%	(1)	—%	4	—%	3	—%	1	—%
	$23,180		$12,596		$10,584		$59,912		$33,875		$26,037
__________
n/m    not meaningful
Amortization expense increased for our Middle Market, Specialty and MainStreet Operating Groups for each of the quarter and year-to-date periods of 2022 as compared to the same periods of 2021 driven by amortization related to Partners acquired over the past twelve months. Amortization expense for the Medicare Operating Group was relatively flat.

Change in Fair Value of Contingent Consideration
The following table sets forth our change in fair value of contingent consideration by Operating Group by amount and as a percentage of our change in fair value of contingent consideration:

Change in Fair Value of Contingent Consideration by Operating Group (in thousands, except percentages)
	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2022		2021		Variance		2022		2021		Variance
Operating Group	Amount	Percent of Business	Amount	Percent of Business	Amount	%	Amount	Percent of Business	Amount	Percent of Business	Amount	%
Middle Market	$24,897	115%	$7,737	68%	$17,160	222%	$(6,115)	57%	$16,783	72%	$(22,898)	(136)%
Specialty	(2,931)	(14)%	3,002	26%	(5,933)	(198)%	(4,828)	45%	5,485	24%	(10,313)	(188)%
MainStreet	(487)	(2)%	420	4%	(907)	(216)%	(49)	—%	594	3%	(643)	(108)%
Medicare	216	1%	182	2%	34	19%	183	(2)%	301	1%	(118)	(39)%
	$21,695		$11,341		$10,354		$(10,809)		$23,163		$(33,972)

The change in fair value of contingent consideration for the third quarter of 2022 was impacted by changes in growth trends of certain partners, offset in part by high market volatility and rising interest rates, which resulted in an overall higher contingent earnout consideration value.
The change in fair value of contingent consideration for the year-to-date period of 2022 was impacted by high market volatility and rising interest rates, offset in part by changes in growth trends of certain partners, which resulted in an overall lower contingent earnout consideration value.
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
We have historically financed our operations and funded our debt service through the sale of our insurance products and services, and we have financed significant cash needs to fund growth through the acquisition of Partners through debt and equity financing.
At September 30, 2022, our cash and cash equivalents were $158.6 million and we had $73.0 million of available borrowing capacity on the Revolving Facility under the JPM Credit Agreement. We believe that our cash and cash equivalents, cash flow from operations and available borrowings will be sufficient to fund our working capital and meet our commitments for the next twelve months and beyond. In connection with our continuous exploration of Partnership opportunities, we will consider raising additional debt or equity financing if and as necessary to support our growth.
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
On March 28, 2022, the Company entered into Amendment No. 5 to the JPM Credit Agreement, under which (i) the aggregate principal amount of the Revolving Facility was increased from $475.0 million to $600.0 million and (ii) the interest rate on the Revolving Facility changed to the SOFR, plus a credit spread adjustment of 10 bps, plus an amount between 200 bps and 300 bps based on the total net leverage ratio, (iii) the total net leverage ratio covenant increased to 7.0x consolidated EBITDA and (iv) the maturity of the Revolving Facility was extended to April 1, 2027. The other terms of the Revolving Facility and the terms of the Term Loan B remained unchanged.

The Term Loan B bears interest at LIBOR plus 350 bps, subject to a LIBOR floor of 50 bps. The applicable interest rate on the Term Loan B at September 30, 2022 was 6.26%. Borrowings under the Revolving Facility accrue interest at SOFR plus 210 bps to SOFR plus 310 bps based on total net leverage ratio. BRP will pay a letter of credit fee equal to the margin then in effect with respect to SOFR loans under the Revolving Facility multiplied by the daily amount available to be drawn under any letter of credit, a fronting fee and any customary documentary and processing charges for any letter of credit issued under the JPM Credit Agreement. The outstanding borrowings on the Revolving Facility of $527.0 million had an applicable interest rate of 6.07% at September 30, 2022. The Revolving Facility is also subject to a commitment fee of 0.40% on the unused capacity at September 30, 2022.
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
Contractual Obligations and Commitments
The following table represents our contractual obligations, aggregated by type, at September 30, 2022:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$120,554	$17,982	$36,810	$32,474	$33,288
Debt obligations payable(2)	1,769,375	92,821	184,043	692,956	799,555
Maximum future contingent payment obligation(3)	980,505	150,802	819,703	10,000	—
USF Grant	5,260	520	1,388	1,720	1,632
Total	$2,875,694	$262,125	$1,041,944	$737,150	$834,475
__________
(1)    Represents noncancelable operating leases for our facilities. Rent expense was $19.7 million and $12.5 million for the nine months ended September 30, 2022 and 2021, respectively.
(2)    Represents scheduled debt obligations and estimated interest payments under the JPM Credit Agreement.
(3)    Includes $229.6 million of current and non-current estimated contingent earnout liabilities at September 30, 2022.
Our contractual obligations and commitments are comprised of operating lease obligations, principal and interest payments on our borrowings under the JPM Credit Agreement, potential payments of contingent earnout liabilities and our commitment to the University of South Florida (“USF”).
Our operating lease obligations represent noncancelable agreements for our corporate headquarters and office space for our insurance brokerage business. Our operating lease agreements expire through December 2030. These obligations do not include leases with an initial term of 12 months or less, which are expensed as incurred. We may extend, terminate or otherwise modify or sub-lease facilities as needed to best suit the needs of our business. The lease term is the non-cancelable period of the lease and includes options to extend or terminate the lease when it is reasonably certain that an option will be exercised.
Borrowings under our JPM Credit Agreement include $840.2 million under the Term Loan B and $527.0 million on the Revolving Facility. Interest payable on outstanding borrowings on the Term Loan B and Revolving Facility in the table above was calculated based on applicable interest rates at September 30, 2022 of 6.26% and 6.07%, respectively, through their respective expiration dates of October 2027 and April 2027.

Substantially all of our Partnerships and certain acquisitions of select books of business that do not constitute a complete business enterprise include contractual earnout provisions. We record an estimation of the fair value of the contingent earnout obligations at the Partnership date as a component of the consideration paid. Our contingent earnout obligations are measured at fair value at each reporting period based on the present value of the expected future payments to be made to Partners in accordance with the provisions outlined in the respective purchase agreements. The recorded obligations are based on estimates of the Partners future performance using financial projections for the earnout period. The maximum future contingent payment obligation at September 30, 2022 was $980.5 million, of which $78.4 million must be settled in cash and the remaining $902.1 million can be settled in cash or stock at our option. The aggregate estimated contingent earnout liabilities included on our consolidated balance sheet at September 30, 2022 was $229.6 million, of which $24.4 million must be settled in cash and the remaining $205.2 million can be settled in cash or stock at our option.
We have a commitment to USF to donate a total of $5.3 million through October 2028. The gift will provide support for the School of Risk Management and Insurance in the USF Muma College of Business. It is currently anticipated that Lowry Baldwin, our Board Chair, will fund half of this commitment.
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
During the nine months ended September 30, 2022, we redeemed 1,734,568 LLC Units of BRP on a one-for-one basis for shares of Class A common stock and cancelled the corresponding shares of Class B common stock. We receive an increase in our share of the tax basis in the net assets of BRP due to the interests being redeemed. We have assessed the realizability of the net deferred tax assets and in that analysis have considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. We have recorded a full valuation allowance against the deferred tax assets at BRP Group as of September 30, 2022, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances.
SOURCES AND USES OF CASH
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated:

	For the Nine Months Ended September 30,
(in thousands)	2022	2021	Variance
Net cash provided by (used in) operating activities	$(16,653)	$27,041	$(43,694)
Net cash used in investing activities	(407,466)	(223,581)	(183,885)
Net cash provided by financing activities	446,999	475,955	(28,956)
Net increase in cash and cash equivalents and restricted cash	22,880	279,415	(256,535)
Cash and cash equivalents and restricted cash at beginning of period	227,737	142,022	85,715
Cash and cash equivalents and restricted cash at end of period	$250,617	$421,437	$(170,820)

Operating Activities
The primary sources and uses of cash for operating activities are net income adjusted for non-cash items and changes in assets and liabilities. Net cash provided by operating activities decreased $43.7 million for the first nine months of 2022 as compared to the same period of 2021 driven by a decrease in cash relating to payments of contingent earnout consideration and related party notes payable. Payment of contingent earnout consideration in excess of the liability recognized at the acquisition date of $48.9 million is captured as an operating cash flow during 2022 and is reflective of Partnerships that have outperformed on our platform since the date of Partnership. Cash also decreased from a higher balance in premiums, commissions and fees receivable of $39.0 million resulting from revenue growth and the timing of revenue recognition under direct bill policies in employee benefits for which payment is received monthly through the duration of the year. These decreases were partially offset by an increase in cash from a higher balance in accounts payable, accrued expenses and other current liabilities of $41.5 million related, in part, to the aforementioned revenue growth and higher premiums receivable balance.
Investing Activities
The primary sources and uses of cash for investing activities relate to cash consideration paid to fund Partnerships and other investments, as well as capital expenditures. Net cash used in investing activities increased $183.9 million for the first nine months of 2022 as compared to the same period of 2021 driven by an increase in cash consideration paid for Partnership activity of $170.9 million due to completing our largest Partnership to date during the second quarter of 2022. In addition, capital expenditures increased $12.2 million as a result of purchases to support our growth and software development projects for infrastructure to support our business, including key customer relationship management software.
Financing Activities
The primary sources and uses of cash for financing activities relate to the issuance of our Class A common stock, borrowings from and repayment to our credit agreements, payment of debt issuance costs, payment of contingent earnout consideration, and other equity transactions. Net cash provided by financing activities decreased $29.0 million for the first nine months of 2022 as compared to the same period of 2021 driven by a decrease in proceeds of $268.3 million from an equity raise completed during 2021 and an increase in payments of contingent earnout consideration up to the amount of purchase price accrual of $46.1 million, offset in part by an increase in net borrowings on our credit facilities of $270.0 million.
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
There have been no material changes in our critical accounting policies during the three months ended September 30, 2022 as compared to those disclosed in the Critical Accounting Estimates section under Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K filed with the SEC on March 1, 2022.
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
Our invested assets are held primarily as cash and cash equivalents and restricted cash. To a lesser extent, we may also utilize certificates of deposit, U.S. treasury securities and professionally managed short duration fixed income funds. These investments are subject to market risk. The fair values of our invested assets at September 30, 2022 and December 31, 2021 approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.

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
At September 30, 2022, we had $840.2 million and $527.0 million of borrowings outstanding under the Term Loan B and the Revolving Facility, respectively. These borrowings bear interest on a floating basis tied to either the prime rate or one of various other variable rates as defined in the JPM Credit Agreement. The variable rate currently in effect for the Term Loan B and the Revolving Facility is LIBOR and SOFR, respectively. These borrowings are subject to market risk. For additional information, see “JPM Credit Agreement” under Part II. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q.
We have entered into interest rate cap agreements to limit the potential impact of interest rate changes on cash flows. However, one of these agreements expired during March 2022 and three others were sold during May 2022, thereby increasing our overall exposure to rising interest rates. The interest rate cap agreement in place at September 30, 2022 mitigates the interest rate volatility on $300.0 million of debt to a maximum of 1.50% and the remaining $1.1 billion in debt remains subject to interest rate volatility. Taking the interest rate cap agreement into consideration, an increase of 100 basis points on the variable interest rates in effect at September 30, 2022 would increase our annual interest expense for the JPM Credit Agreement by $10.7 million.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weaknesses in our internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2021, our disclosure controls and procedures were not effective as of September 30, 2022.
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
We completed nine Partnerships for an aggregate purchase price of $1.1 billion during the twelve months ended September 30, 2022. Guidance from the staff of the Securities and Exchange Commission provides that the staff will not take exception to companies that exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition, and our management has elected to exclude all nine Partnerships from our assessment as of September 30, 2022. The nine Partnerships represent approximately 9% of our consolidated total assets (the calculation excludes the goodwill and intangible assets of those acquired entities as the goodwill and intangible assets were subject to management’s assessment of internal control over financial reporting) and approximately 25% of total revenues as of and for the nine months ended September 30, 2022, respectively.

Changes in Internal Control over Financial Reporting
Except with respect to our ongoing remediation efforts with respect to the aforementioned material weaknesses, there were no changes in our internal control over financial reporting that occurred during the quarter-ended September 30, 2022 that materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
See the risk factors outlined under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on March 1, 2022.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
The following list sets forth information regarding all unregistered securities sold or issued by us since June 30, 2022. No underwriters were involved in these sales. There was no general solicitation of investors or advertising, and we did not pay or give, directly or indirectly, any commission or other remuneration, in connection with the offering of these securities. In the transactions described below, the recipients of the securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions.
•On August 1, 2022, as partial consideration for the acquisition of substantially all of the assets of National Health Plans & Benefits Agency, LLC, BRP Group issued 129,182 shares of Class A common stock.
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
Issuer Purchases of Equity Securities
The following table provides information about our repurchase of shares of our Class A common stock during the three months ended September 30, 2022:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value that may yet be Purchased under the Plans or Programs
July 1, 2022 to July 31, 2022	21,911	$25.15	—	$—
August 1, 2022 to August 31, 2022	18,024	27.80	—	—
September 1, 2022 to September 30, 2022	2,162	31.68	—	—
Total	42,097	$26.62	—	$—
__________
(1)    We purchased 42,097 shares during the three months ended September 30, 2022, which were acquired from our employees to cover required tax withholding on the vesting of shares granted under the BRP Group, Inc. Omnibus Incentive Plan or the BRP Group, Inc. Partnership Inducement Award Plan.
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

BRP GROUP, INC.

Date: November 7, 2022	By:	/s/ Trevor L. Baldwin
Trevor L. Baldwin
Chief Executive Officer

Date: November 7, 2022	By:	/s/ Bradford L. Hale
Bradford L. Hale
Chief Financial Officer