Form 10-K
period 2022-12-31
BRP Group, Inc.
filed 2023-02-28
CIK 1781755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
As of June 30, 2022 (the last business day of the registrant’s second fiscal quarter), the registrant 's aggregate market value of its voting and non-voting common equity held by non-affiliates was $1,344,583,853.
As of February 20, 2023, there were 62,047,010 shares of Class A common stock outstanding and 54,040,164 shares of Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates are incorporated by reference into Part III of this Form 10-K.

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

Commonly Used Defined Terms
The following terms have the following meanings throughout this Annual Report on Form 10-K unless the context indicates or requires otherwise:

Acquired Revenue	Revenue attributable to acquired business for the most recent trailing twelve-month period prior to acquisition by BRP at the time the due diligence was concluded based on a quality of earnings review and not an audit
Amended LLC Agreement	Third Amended and Restated Limited Liability Company Agreement of BRP, as amended
book of business	Insurance policies bound by us on behalf of our Clients
bps	Basis points
BRP	Baldwin Risk Partners, LLC
BRP's LLC Members	Holders of membership interests of Baldwin Risk Partners, LLC
BRP Group	BRP Group, Inc.
Clients	Our insureds
Colleagues	Our employees
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	Accounting principles generally accepted in the United States of America
Growth Services	Our shared services infrastructure, including our legal, human resources, marketing and branding, information technology and accounting and finance functions
Insurance Company Partners	Insurance companies with which we have a contractual relationship
LIBOR	London Interbank Offered Rate
LLC Units	Membership interests of Baldwin Risk Partners, LLC
MGA	Managing General Agent
MSI	Millennial Specialty Insurance, LLC, a 2019 Partner
JPM Credit Agreement	Credit Agreement, dated as of October 14, 2020, between Baldwin Risk Partners, LLC, as borrower, JPMorgan Chase Bank, N.A., as the Administrative Agent, the Guarantors party thereto, the Lenders party thereto and the Issuing Lenders party thereto, as amended by the Amendment No. 1 to Credit Agreement dated as of May 7, 2021, Amendment No. 2 to Credit Agreement dated as of June 2, 2021, Amendment No. 3 to Credit Agreement dated as of August 6, 2021, Amendment No. 4 to Credit Agreement dated as of December 16, 2021 and Amendment No. 5 to Credit Agreement dated as of March 28, 2022
Operating Groups	Our reportable segments
Partners	Companies that we have acquired, or in the case of asset acquisitions, the producers
Partnerships	Strategic acquisitions made by the Company
Pre-IPO LLC Members	Owners of LLC Units of Baldwin Risk Partners, LLC prior to our initial public offering
Revolving Facility	Our revolving credit facility under the JPM Credit Agreement with commitments in an aggregate principal amount of $600.0 million, maturing April 1, 2027
Risk Advisors	Our producers
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
Tax Receivable Agreement	Tax Receivable Agreement between BRP Group, Inc. and the holders of LLC Units in Baldwin Risk Partners, LLC entered into on October 28, 2019
Term Loan B	Our term loan facility under the JPM Credit Agreement with a principal amount of $850.0 million, maturing October 14, 2027
Westwood	Westwood Insurance Agency, a 2022 Partner

PART I
ITEM 1. BUSINESS
The Company
BRP Group, Inc. (“BRP Group,” the “Company,” “we,” “us” or “our”) is an independent insurance distribution firm delivering tailored insurance and risk management insights and solutions that give our Clients the peace of mind to pursue their purpose, passion and dreams. We support our Clients, Colleagues, Insurance Company Partners and communities through the deployment of vanguard resources, technology and capital to drive both organic and inorganic growth. When we consistently execute for these key stakeholders, we believe that the outcome is an increase in value for our fifth stakeholder, our shareholders. We are innovating the industry by taking a holistic and tailored approach to risk management, insurance and employee benefits. Our growth plan includes continuing to recruit, train and develop industry leading talent, continuing to add geographic representation, insurance product expertise and end-client industry expertise via our Partnership strategy, and continuing to build out our MGA of the Future platform, which delivers proprietary, technology-enabled insurance solutions to our internal Risk Advisors as well as to a growing channel of external distribution partners. We are a destination employer supported by an award-winning culture, powered by exceptional people and fueled by industry-leading growth and innovation.
We represent over 1.2 million Clients across the United States and internationally. Our more than 3,800 Colleagues include over 700 Risk Advisors, who are fiercely independent, relentlessly competitive and “insurance geeks.” We have approximately 125 offices in 23 states, all of which are equipped to provide diversified products and services to empower our Clients at every stage through our four Operating Groups.
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
Industry
Our core products include commercial property and casualty insurance, employee benefits insurance, personal lines insurance, wealth management and retirement services, and Medicare. As a distributor of these products, we compete on the basis of reputation, client service, industry insights and know-how, product offerings, ability to tailor our services to the specific needs of a Client and, to a lesser extent, price of our services. In the United States, our industry is comprised of large, global participants, such as those described in the section titled “Competition” below. The remainder of our industry is highly fragmented and comprised of over 30,000 regional and community participants that vary significantly in size and scope.
In recent years, there has been notable merger and acquisition activity in the insurance brokerage space. Despite the recent consolidation in the insurance brokerage industry, the industry remains highly fragmented, and the number of independent agencies has remained roughly constant since 2006. The fragmented industry landscape presents us with the opportunity to continue acquiring high-quality Partners.
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

Commercial Property and Casualty Industry
Commercial property and casualty brokers provide businesses with access to property, professional liability, workers’ compensation, management liability, commercial auto insurance products as well as risk-management services. In addition to negotiating competitive policy terms on behalf of clients, insurance brokers also serve as a distribution channel for insurers and often perform much of the administrative functions. Insurance brokers generate revenues through commissions, calculated as a percentage of total insurance premium, and through fees for management and consulting services. We have relationships with leading commercial writers, as well as regional insurers who have a presence in our target markets. We conduct commercial property and casualty business within our Middle Market, MainStreet and Specialty Operating Groups, which includes manufacturing our own proprietary products within our MGA of the Future platform. Current products include commercial umbrella and management liability, with several additional commercial lines products in our existing product pipeline.
Employee Benefits Industry
Employee benefit advisors provide businesses and their employees with access to individual and group medical, dental, life and disability coverage. In addition to functioning as distributors, employee benefits brokers also provide assistance with benefit plan design. Employee benefits brokers’ capabilities often enable middle-market businesses to fully outsource their employee benefits program design, management and administration without committing internal resources or investing substantial capital in systems. Employee benefit advisors generate revenues through commissions and fees for management and consulting services. In recent years, as a result of the Affordable Care Act (“ACA”), healthcare has become increasingly more complex, and the demand has grown for sophisticated employee benefits consultants. We expect this trend to continue and believe we remain well positioned as a result of our consistent investment in our employee benefits capabilities. We conduct employee benefits business within our Middle Market and MainStreet Operating Groups.
Personal Lines Industry
Personal lines brokers provide individual consumers with access to home, auto, umbrella and recreational insurance products. Similar to commercial lines agents, personal lines insurance agents generate revenues through commissions and fees for management and consulting services. In addition to negotiating competitive policy terms on behalf of clients, insurance brokers also serve as a distribution channel for insurers and often perform much of the administrative functions. We conduct personal lines business within our Middle Market (high net worth), MainStreet and Specialty Operating Groups. We believe that embedded distribution will play a meaningful role in the future of personal lines—to that end, we have made deep investments in technology to enable our long-term vision of creating a one-stop, digital distribution platform for advisors, consumers and businesses alike. We believe our retail agency model, embedded technology, national distribution capabilities and ability to build proprietary products in our MGA of the Future platform uniquely position us to execute on this strategy.
Wealth Management and Retirement Services
Wealth management and retirement services is comprised of financial solutions for small and mid-sized businesses and certain individuals. Our specialties include risk management, employee benefits, and retirement plan consulting. We advise on corporate retirement plans and executive benefits focused on employee retention and engagement. We also provide comprehensive financial planning and wealth management services to high net worth individuals and families. Wealth management services can include investment advisory services, tax and financial planning, and other services.
Medicare Industry
In the U.S., Medicare provides health insurance to retirees, who by definition lack coverage via an employer sponsored healthcare program. U.S. citizens typically become eligible for Medicare upon turning 65 years old. The Medicare market is split between the Original Medicare Plan, a fee-for-service plan managed by the federal government which represents approximately two-thirds of the market, and Medicare Advantage, a rapidly growing private Medicare option representing approximately one-third of the market. Medicare advisors assist in determining optimal coverage and healthcare/doctor access based on an individual’s healthcare needs and spending limitations.

Business Strategy
Relative to our industry peers, we believe our business strategy is uniquely focused on investing aggressively in the growth of our business, which we believe over time produces better and more sustainable results for all of our stakeholders, including our Clients, Colleagues, Insurance Company Partners, the communities in which we work, live and play, and our Shareholders. For our Clients, our growth affords us the ability to provide better advice and an expanded and more cost effective suite of insurance solutions. For our Colleagues, our growth provides expanded career and development opportunities. For our Insurance Company Partners, our growth facilitates expanded access to a more diversified universe of clients and more distributed pools of risk. For our Communities, our growth facilitates enhanced economic contribution, and the ability of our Colleagues to make charitable impacts. And for our Shareholders, while we believe our business will naturally accrete margin over time, we believe that more robust top-line growth, at the expense of near-term margin, generates more free cash flow over a relatively finite period of time.
We have taken, and will continue to take, a two-pronged approach to growing our business, which includes investing meaningfully into our existing businesses to drive organic growth, and to drive inorganic growth via our Partnership strategy.
Over time, our organic growth will be driven primarily by our ability to continue to add new Clients and win new business, our ability to offer and advise on a broader array of insurance solutions in an increasingly larger geographic footprint, and to capture an increasingly larger portion of the economics associated with the sale of insurance. To achieve this, we have invested heavily in our sales leadership infrastructure and recruitment of sales talent, technology talent and solutions to deliver better, faster and more efficient insurance insights and solutions to our Advisors and Clients, and in our MGA of the Future platform, which will continue to deliver proprietary and technology-enabled insurance solutions that provide our Advisors and select external distribution partners speed, ease of use, and certainty of execution, while also delivering BRP an enhanced share of the economics associated with the underlying insurance transaction. Factors contributing to our organic growth include net new business growth, fees, rate increases, retention, exposure unit growth, and contingent commissions. Contributions to organic revenue growth from recent Partnerships begins after BRP has owned the Partner firm for 12 months.
Our Partnership strategy has contributed meaningful inorganic growth to BRP. In 2023, we anticipate very little Partnership activity. Looking forward to 2024 and beyond, we will continue to identify attractive investment opportunities. As a result, while we anticipate that Partnerships will continue to contribute to our overall growth, we expect them to be more episodic in nature. Adding new Partners significantly aids our ability to bolster our geographic footprint, product expertise, and end-Client industry expertise, while adding incremental industry-leading talent to our organization. We are uniquely focused on the industry’s best and fastest growing independent firms, and we believe we offer a truly differentiated value proposition to prospective Partners relative to our more mature and/or private equity-backed peers, which includes retained business decision-making autonomy, leadership opportunities for new Partners and an environment focused on entrepreneurialism and the continued growth of our Partners’ businesses. We believe our recent success attracting high quality Partners has validated our differentiated value proposition—we have consummated Partnerships with 35 firms since the beginning of 2020, for a total of $538.7 million of Acquired Revenue, which includes eight “Top 100” firms since 2020, more than any other peer in our industry. It is important to note that we also have a highly systematic and regimented integration process for all new Partners, supported by our fully dedicated integration team, the Navigators, which balances ensuring proper operational, financial and accounting, and technology and cybersecurity controls with business decision making autonomy and impact on new Colleagues.
The financial impact of Partnerships may affect the comparability of our results from period to period. We completed three Partnerships for an aggregate purchase price of $413.8 million during 2022, which added $4.4 million of premiums, commissions and fees receivable, $223.7 million of intangible assets and $187.8 million of goodwill to the consolidated balance sheet.
We continue to make the investments designed to better service our Clients and establish a competitive advantage in the industry. Ongoing investments to date include, but are not limited to, continued buildout of our MGA of the Future platform, continued buildout of our tech-enabled homeowners efforts (both in the MGA of the Future and in our MainStreet business), numerous enterprise-wide technology initiatives, pursuing potential alternative capacity, and continued hiring of Risk Advisors and sales leadership infrastructure in our Middle Market and MainStreet Operating Groups.

Operating Groups
Our business is divided into four Operating Groups: Middle Market, Specialty, MainStreet and Medicare.
We earn commissions and fees by facilitating the arrangement between Insurance Company Partners and individuals or businesses for the Insurance Company Partners to provide insurance to the Client. Our commissions and fees are usually a percentage of the premium paid by the Client and generally depends on the type of insurance, the particular Insurance Company Partner and the nature of the services provided. Under certain arrangements with Clients, we earn pre-negotiated service fees in lieu of commissions. Additionally, we may also receive from Insurance Company Partners a profit-sharing commission, or straight override, which represents a form of variable consideration associated with the placement of coverage that is based primarily on underwriting results, but may also contain considerations for volume, growth or retention.
The Middle Market Operating Group provides expertly-designed commercial risk management, employee benefits solutions and private risk management for mid-to-large-size businesses and high net worth individuals, as well as their families. We are privileged to have partnered with some of the best independent agencies in the country, each of which has brought strategic capabilities and expertise. We have been intentional in recognizing and elevating this talent across the organization to build out world class industry-focused practice groups and product centers of excellence that can be leveraged by the firm as a whole.
The Specialty Operating Group consists of two distinct businesses—our specialty wholesale broker businesses, which deliver specialty insurers, professionals, individuals and niche industry businesses expanded access to exclusive specialty markets, capabilities and programs requiring complex underwriting and placement, and our MGA of the Future platform (representing approximately 87% of Specialty's revenue during 2022), in which we manufacture proprietary, technology-enabled insurance products that are then distributed (in many instances via technology and/or application programming interface (“API”) integrations) internally via our Risk Advisors in Middle Market and MainStreet and externally via select distribution partners, with a focus on sheltered channels where our products deliver speed, ease of use and certainty of execution, an example of which is our national embedded renters insurance product sold at point of lease via integrations with property management software providers. As a prominent growth driver for BRP, we have invested heavily in the expansion of our MGA of the Future product suite, which is now comprised of more than 12 products across both commercial and personal lines.
The MainStreet Operating Group offers personal insurance, commercial insurance, and life and health solutions to individuals and businesses in their communities, with a focus on accessing clients via sheltered distribution channels, which include, but are not limited to, new home builders, realtors, mortgage originators/lenders, master planned communities, and various other community centers of influence. We have invested deeply in talent, technology and capabilities across our MainStreet Operating Group, which includes our acquisition of Westwood, a national expansion of our distribution footprint, and enhanced digital capabilities focused on meaningfully improving the advisor and client experience.
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
Competition
The business of providing insurance products and services is highly competitive. We compete for Clients on the basis of reputation, client service, program and product offerings, and our ability to tailor products and services to meet the specific needs of a Client. We actively compete with numerous integrated financial services organizations as well as insurance companies and brokers, producer groups, individual insurance agents, investment management firms, independent financial planners and broker-dealers, including large, global participants, such as Aon plc, Marsh & McLennan Companies, Inc. and Willis Towers Watson plc and mid-sized participants, such as Arthur J. Gallagher & Co., AssuredPartners, Inc., Brown & Brown Inc., Hub International Limited and USI, Inc. In various parts of our business (mainly in our MGA of the Future and MainStreet businesses), we compete with smaller “Insurtech” participants such as Lemonade, Inc., Goosehead Insurance, Inc. and Hippo Holdings, Inc.
Clients
Our Clients are highly diversified and include individuals, professionals, businesses, including those in niche industries, and specialty insurers. No material part of our business depends upon a single Client or on a few Clients. The loss of any one Client would not have a material adverse effect on our operations. In 2022, our largest single Client represented less than 1% of our total revenues.

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
Powered by People
As of December 31, 2022, BRP had more than 3,800 Colleagues, the vast majority of whom are full-time. There were 3,802 full-time Colleagues (98% of total Colleague population) and 86 part-time Colleagues. The firm also partners with over 4,400 independent contracted agents, primarily supporting our Medicare business.
BRP is a place for Colleagues to build a career, not just have a job, and we believe every Colleague should feel a sense of ownership in the firm. To promote that connection, we grant all newly-hired BRP Colleagues shares of BRP Group common stock.
We highly value the powerful and innovative results that come from seeking and weighing a broad range of perspectives and we strive to hire and promote talent that brings wide ranging diversity of thought, background, and experience.
•Approximately 62% of our executive leadership team joined BRP from other industries, bringing unique background and thoughtful insight on our continued best path to success.
•As of December 31, 2022, women comprise 59% of our Colleague population and 48% of our leadership positions are held by women.
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
In the midst of a challenging labor market due in part to the impact of COVID-19 and the so-called “great resignation,” we did not institute any layoffs or furloughs or make any reductions to pay or benefits to Colleagues during 2022. To the contrary, our BRP workforce continued to grow during 2022 as evidenced by more than 1,500 organic new hires and adding over 200 new Colleagues via Partnerships. We have also continued to maintain a relatively high annual retention rate, which was in excess of 80% for 2022. Our commitment to rewarding our Colleagues is evidenced by merit increases and bonuses we have continued to pay each year.
BRP continues to make additional investments in ensuring we remain competitive in attracting top talent and all Colleagues are paid at least $15.00 per hour. We’re proud to be an employer leading by example when it comes to living wages.
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
•BRP continued to be Great Place to Work-Certified™ and was ranked as a Fortune Best Workplaces in Financial Services and Insurance™ in 2022.
•We were also recognized by Top Workplaces USA as a 2022 nationally recognized employer for making the world a better place to work by prioritizing a people-centered culture and giving employees a voice.

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
•In 2022, our Colleagues were given the “gift of giving” wherein BRP made donations to six separate organizations on behalf of over 1,300 participants.
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
•Summertime Friday half-days;
•Employee assistance program services, including mental health;
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
•During 2022, we began development of the Azimuth Institute, which encompasses all things learning and development with BRP culture at the core of the training. We anticipate this being a three-to-five-year project in which all client facing roles will have fully-developed training programs that address job skills, system training, insurance acumen, soft skills and leadership training for leaders.
•In partnership with The Institutes, we launched the Professional Risk Consultant (“PRC”) designation course in February 2023. We anticipate putting approximately 100 BRP Colleagues through this course in fiscal year 2023.

•In February 2023, we launched our inaugural The Azimuth Institute’s North Star Program, which provides an innovative learning journey designed for newly hired, high-potential young professionals to equip them with the skills, knowledge, and behaviors needed to ensure continued success in their careers. The first cohort will consist of a four-month comprehensive training program that takes commercial analysts through the core elements of policy coverage and the workflows necessary to process those in our agency management system. This training will be followed by six months of insurance acumen in the PRC designation program mentioned above. Following completion of the program, participants will have a deeper understanding of the what, the how, and the why behind the core skills and behaviors needed to thrive in their new roles.
•We offer a catalog of more than 650 training courses, all designed to support individual growth and development. Examples of topics include Emotional Intelligence, Managing Conflict, and Feedback Essentials. In addition to the homegrown content mentioned above, we have contracted with LinkedIn Learning to access more than 9,000 soft skill courses across a broad array of topics that open up a whole new world of learning for our Colleagues.
•In July 2022, we conducted our annual BRP Leadership Retreat by hosting a three-day training event where over 200 leaders (director level and above) participated in interactive leadership development sessions.
•For new and developing Risk Advisors, we offer a 10-week intensive training course, SCORE, which is a combination of online, instructor-led and real-life application training aimed at developing their skills so they can be their best in providing exceptional service to our Clients.
•We also support the continuing education and certification needs of our Colleagues by providing access to a variety of technical training courses. Examples of content include Cyber Risk Fundamentals, Professional Liability and Commercial Property.
We also promote Colleague growth and development through an ongoing performance feedback model, including 90-day check-ins for new Colleagues, and a formal annual year-end review process for all Colleagues. Our performance feedback processes enable every Colleague to have clear alignment with how we execute on our goals, maximize their performance potential, and also drive their own development and growth through individual development plans.
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
•Statement of Policy Concerning Trading in Company Securities, which prohibits Colleagues from trading BRP Group securities while in possession of Material Non-Public Information (available in the “Governance” section of our Investor Relations website);
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

Seasonality
The insurance brokerage market is seasonal and our results of operations are somewhat affected by seasonal trends. Our Adjusted EBITDA and Adjusted EBITDA Margins are typically highest in the first quarter and lowest in the fourth quarter. This variation is primarily due to fluctuations in our revenues, while overhead remains consistent throughout the year. Our revenues are generally highest in the first quarter due to a higher degree of first quarter policy commencements and renewals in Medicare and certain Middle Market lines of business such as employee benefits and commercial. In addition, a higher proportion of our first quarter revenue is derived from our highest margin businesses.
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
In addition, our portfolio of companies includes several registered investment advisors (“RIAs”), each of which are federally registered with the SEC. Our portfolio will also include a limited purpose broker dealer (“LPBD”), once registered with the SEC, and the Financial Industry Regulatory Authority (“FINRA”). These areas of our financial services business are also subject to rules formulated by the SEC under both the Investment Advisers Act of 1940 (the “40 Act”) and the Exchange Act, as well as by state securities regulators under applicable state law. Through a combination of the SEC, FINRA, the 40 Act and the Exchange Act, our RIAs and the LPBD are heavily regulated in the areas of duties to clients, disclosures, communications, contracting, fee sharing, oversight and audit.
As a publicly-traded company, we are required to file certain reports, and are subject to various marketing restrictions, among other requirements, in connection with the Exchange Act and SEC regulations.

Climate Change Risk Management
As an insurance distribution firm, our operations do not have a large environmental footprint or significant direct greenhouse gas emissions. However, we recognize the significant challenges that climate change presents, and we are committed to good stewardship of the environment and our resources while managing the impact on our business.
Through our strategic planning process and risk management framework, we identify and track a number of ways in which our industry, our Clients, and our operations are being impacted by climate change issues today, or could be impacted by climate change issues in the medium-to-long-term. We take a number of actions to address relevant opportunities and risks.
•Evolving Client Solutions: Climate-related issues can have an impact on our Clients in a number of ways, including offer relevant risk management guidance.
•Promoting Client Safety: As a commitment to our Clients’ safety and well-being, we provide resources and information to help prepare for and protect against severe weather events.
•Ensuring Operational Continuity: We recognize that workplace emergencies might result from extreme weather events, exacerbated by the impacts of climate change, including hurricanes, floods, tornados, and other natural or environmental disasters. In order to manage workplace emergencies, we have developed and implemented a company-wide Emergency Preparedness Plan, which describes the process by which we respond when a major event threatens to harm our organization, our stakeholders, or the general public. Critical elements of the Plan include assigned responsibilities, relevant operating procedures, crisis communication guidelines, and evacuation and recovery procedures.
Our Corporate Structure
BRP Group is a holding company and its sole material asset is a controlling ownership and profits interest in BRP. BRP Group has engaged to date only in activities relating to BRP. All of our business is conducted through BRP and its consolidated subsidiaries and affiliates, and the financial results of BRP and its consolidated subsidiaries are included in the consolidated financial statements of BRP Group.
BRP is currently taxed as a partnership for federal income tax purposes and, as a result, its members, including BRP Group, pay taxes with respect to their allocable shares of its net taxable income. We expect that redemptions and exchanges of LLC Units will result in increases in the tax basis in our share of the tangible and intangible assets of BRP that otherwise would not have been available. These increases in tax basis may reduce the amount of tax that we would otherwise be required to pay in the future. The Tax Receivable Agreement requires BRP Group to pay 85% of the amount of such cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize to BRP’s LLC Members that redeem and exchange LLC Units. Furthermore, payments under the Tax Receivable Agreement will give rise to additional tax benefits and therefore additional payments under the Tax Receivable Agreement itself.
Available Information
We make available free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. To access these filings, go to our investor relations website at ir.baldwinriskpartners.com, click on “Financials” and then click on “SEC Filings.” We also make available other reports filed with or furnished to the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act, as well as our Code of Business Conduct and Ethics, our Insider Trading and Whistleblower Policies, and charters for our Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee and Executive Committee. To access these filings, go to our investor relations website, click on “Governance” and then click on “Governance Overview.” In addition, our website may include disclosure relating to certain non-GAAP financial measures that we may make public orally, telephonically, by webcast, by broadcast or by similar means from time to time. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information filed electronically by us with the SEC which are available at www.sec.gov.
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
•The occurrence of natural or man-made disasters, health epidemics and pandemics, including the COVID-19 pandemic, and associated governmental responses, could result in declines in business and increases in claims that could adversely affect our business, financial condition and results of operations.
•Partnerships have been, and may in the future continue to be, important to our growth. We may not be able to successfully identify and acquire Partners or integrate Partners into our company, and we may become subject to certain liabilities assumed or incurred in connection with our Partnerships that could harm our business, results of operations and financial condition.
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
•We are a holding company with our principal asset being our 53% ownership interest in BRP, and our Pre-IPO LLC Members, whose interest in our business may be different from yours, have approval rights over certain transactions and actions taken by us.
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
•Short selling could increase the volatility of our stock price of our Class A Common Stock.
Risks Relating to our Business Operations and Industry
Macroeconomic conditions, political events, other market conditions in the U.S. and around the world and a decline in economic activity could have a material adverse effect on our financial condition and results of operations.
Macroeconomic conditions, political events and other market conditions in the U.S. and around the world, including the recent resurgence of inflation and interest rate increases, and the risk that the U.S. economy will decelerate into a recession, affect the financial services industry. These conditions may reduce demand for our services or depress pricing for those services, which could have a material adverse effect on our costs and results of operations. Changes in macroeconomic and political conditions, such as the impact from rising inflation and interest rates could also shift demand to services for which we do not have a competitive advantage, and this could negatively affect the amount of business that we are able to obtain. Any changes in U.S. trade policy could trigger retaliatory actions by affected countries, resulting in “trade wars,” which could affect volume of economic activity in the U.S., including demand for our services.
For example, the demand for insurance policies may be depressed by higher levels of inflation. In addition, a significant portion of our operating expenses goes to employee compensation and benefits, which, in addition to other areas of our operating expenses, are sensitive to inflation. To maintain our ability to successfully compete for the best talent, rising inflation rates may require us to provide compensation increases beyond historical increases, which may significantly increase our compensation costs. Consequently, inflation is expected to increase our operating expenses (both compensation and non-compensation related) over time and may adversely impact our results of operating cash flow.

Moreover, we have various agreements to lease office space located in 23 states throughout the U.S. and part of such leases contain effective annual rent escalations either fixed or indexed based on a consumer price index or other index. During higher inflationary periods, our rent expenses may increase significantly, which may adversely affect to our business, financial condition, results of operations, and cash flows.
Furthermore, during inflationary periods, interest rates have historically increased, which would have a direct effect on the interest expense in case we decide to refinance our existing long-term borrowings, including the JPM Credit Agreement, or incur in any additional indebtedness.
In addition to macroeconomic conditions, political events and other market conditions, other factors such as business commissions and fees, microeconomic conditions, and the volatility and strength of the capital markets, can affect our business and economic environment. The demand for insurance generally rises as the overall level of economic activity increases and generally falls as such activity decreases, affecting both the commissions and fees generated by our Middle Market, MainStreet, Medicare and Specialty Operating Groups. Downward fluctuations in the year-over-year insurance premiums charged by our Insurance Company Partners to protect against the same risk, referred to in the industry as softening of the insurance market, could adversely affect our business as a significant portion of the earnings are determined as a percentage of premium charged to our Clients. Insolvencies and consolidations associated with an economic downturn could adversely affect our brokerage business through the loss of Clients by hampering our ability to place insurance business. Also, some of our Clients may experience liquidity problems or other financial difficulties in the event of a prolonged deterioration in the economy, or any segment or sub-segment of the economy, which could have an adverse effect on our collectability of receivables. Errors and omissions claims against us, which we refer to as E&O claims, may increase in economic downturns, adversely affecting our brokerage business. In addition, other incidents, claims, risks, exposures and/or liabilities that require us to make claims against our own policies of insurance may have a similar effect. Also, the volatility or decline of economic or other market conditions could result in the increased surrender of insurance products or cause individuals to forgo insurance, thereby impacting our contingent commissions, which are primarily driven by our Insurance Company Partners’ growth and profitability metrics. A decline in economic activity could have a material adverse effect on our business, financial condition and results of operations.
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
Profit-sharing contingent commissions are special revenue-sharing override commissions paid by our Insurance Company Partners based on the attainment of certain metrics such as the profitability, volume or growth of the business placed with such companies generally during the prior year. These are not guaranteed payments and our Insurance Company Partners may change the calculations or potentially elect to stop paying them at all on an annual basis. Over the last two years contingent commissions generally have been in the range of 7.0% to 9.0% of our current year’s total core commissions and fees. Increases in loss ratios experienced by our Insurance Company Partners will result in a decreased profit to them and may result in decreases in payments of contingent or profit-sharing commissions to us. Due to, among other things, potentially poor macroeconomic conditions, the inherent uncertainty of loss in our Clients’ industries and changes in underwriting criteria (including profitability, volume or growth thresholds), due in part to the high loss ratios experienced by our Insurance Company Partners, we cannot predict the payment of these profit-sharing contingent commissions. Further, we have no control over the ability of our Insurance Company Partners to estimate loss reserves, which affects our ability to make profit-sharing calculations. Override commissions are paid by our Insurance Company Partners based on the attainment of certain metrics such as the profitability, volume or growth of the business that we place with them and are generally paid over the course of the year or in the beginning of the following year. Because profit-sharing contingent commissions and override commissions materially affect our commissions and fees, any decrease in their payment to us could adversely affect our results of operations, profitability and our financial condition.

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
Our future success depends, in part, on our ability to anticipate and respond effectively to the threat of, and the opportunity presented by, digital disruption and other technology change. These may include new applications or insurance-related services based on artificial intelligence, machine learning, robotics, blockchain or new approaches to data mining. We may be exposed to competitive risks related to the adoption and application of new technologies by established market participants (for example, through disintermediation) or new entrants such as technology companies, Insurtech start-up companies and others. We must also develop and implement technology solutions and technical expertise among our employees that anticipate and keep pace with rapid and continuing changes in technology, industry standards, client preferences and control standards. We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis, and our ideas may not be accepted in the marketplace. Additionally, the effort to gain technological expertise and develop new technologies in our business may require us to incur significant expenses. Our technological development projects may also not deliver the benefits we expect once they are completed or may be replaced or become obsolete more quickly than expected, which could result in the accelerated recognition of expenses. If we cannot develop or implement new technologies as quickly as our competitors, or if our competitors develop more cost-effective technologies or product offerings, we could experience a material adverse effect on our results of operations, client relationships, growth and compliance programs. Our investments in new products and services may not generate the expected returns, which could hinder our ability to generate organic growth in the future.

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
•climate change regulation in the U.S. and around the world moving us toward a low-carbon economy, which could create new competitive pressures around innovative insurance solutions; and
•increased competition from new market participants such as banks, accounting firms, consulting firms and Internet or other technology firms offering risk management, insurance brokerage services or new distribution channels for insurance, such as payroll firms.
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
In addition, we could be adversely affected if we fail to adequately plan for the succession of our senior leaders, including our founders and key executives, or if one or more of them is the victim of any accident, injury, illness or other ailment. In particular, our future success depends substantially on the continued service of our co-founder and Chairman, Lowry Baldwin, and our Chief Executive Officer, Trevor Baldwin. The loss of our senior managers or other key personnel (including the legacy management of certain joint ventures or acquired subsidiaries) in any circumstance, including any limitation on the performance of their duties or short- or long-term absence as a result of any accident, injury, illness or other ailment, or our inability to continue to identify, recruit and retain such personnel, could materially and adversely affect our business, financial condition and results of operations.
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

The occurrence of natural or man-made disasters, health epidemics and pandemics, including the COVID-19 pandemic, and associated governmental responses, could result in declines in business and increases in claims that could adversely affect our business, financial condition and results of operations.
We are exposed to various risks arising out of natural disasters, including earthquakes, hurricanes, fires, floods, landslides, tornadoes, typhoons, tsunamis, hailstorms, explosions, climate events or weather patterns and public health crises, epidemics or pandemic health events, as well as man-made disasters, including acts of terrorism, military actions, cyber-terrorism, explosions and biological, chemical or radiological events, and associated governmental responses. The continued threat of terrorism and ongoing military actions may cause significant volatility in global financial markets, and a natural or man-made disaster could trigger an economic downturn in the areas directly or indirectly affected by the disaster. These consequences could, among other things, result in a decline in business and increased claims from those areas. They could also result in reduced underwriting capacity of our Insurance Company Partners, making it more difficult for our Colleagues and contracted agents to place business. Disasters also could disrupt public and private infrastructure, including communications and financial services, which could disrupt our ordinary business operations. Any increases in loss ratios due to natural or man-made disasters could impact our contingent commissions, which are primarily driven by both growth and profitability metrics.
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
Our operations are dependent upon our ability to protect our personnel, offices, and technology infrastructure against damage from business continuity events that could have a significant disruptive effect on our operations. Should we experience a local or regional disaster or other business continuity problem, such as an earthquake, hurricane, terrorist attack, pandemic, protest or riot, security breach, power loss, telecommunications failure or other natural or man-made disaster, our continued success will depend, in part, on the availability of personnel, office facilities, and the proper functioning of computer, telecommunication and other related systems and operations. In events like these, we can experience near-term operational challenges in particular areas of our operations. We could potentially lose key executives, personnel, client data or experience material adverse interruptions to our operations or delivery of services to Clients in a disaster recovery scenario. We may experience additional disruption due to system upgrades, outages, an increase in remote work or other impacts as a result of health epidemics or pandemics, including the COVID-19 pandemic. Our inability to successfully recover should we experience a disaster or other business continuity problem, could materially interrupt our business operations and cause material financial loss, loss of human capital, regulatory actions, reputational harm, damaged client relationships, or legal liability. Our insurance coverage with respect to natural disasters is limited and is subject to deductibles and coverage limits. Such coverage may not be adequate, or may not continue to be available at commercially reasonable rates and terms.
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

Partnerships have been, and may in the future continue to be, important to our growth. We may not be able to successfully identify and acquire Partners or integrate Partners into our company, and we may become subject to certain liabilities assumed or incurred in connection with our Partnerships that could harm our business, results of operations and financial condition.
Strategic acquisitions to complement and further expand our business, which we refer to as Partnerships, have been an important part of our competitive strategy. The acquisition landscape is competitive and accordingly we do not expect that Partnerships will be as important to our growth in 2023, although we will remain active in pursuing potential transactions. Our ability to identify and complete acquisitions, or if we are inefficient or unsuccessful at integrating any Partner into our operations, may impact our ability to achieve our planned rates of growth or improve our market share, profitability or competitive position in specific markets or services. The process of integrating a Partner has created, and will continue to create, operating difficulties. The risks we face include:
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
There may be liabilities that we fail to discover while conducting due diligence, that we inadequately assess or that are not properly disclosed to us. In particular, to the extent that any Partner (i) failed to comply with or otherwise violated applicable laws or regulations, (ii) failed to fulfill contractual obligations to Clients, Insurance Company Partners or other third parties such as vendors, service providers or contracted agents, or (iii) incurred material liabilities or obligations to Clients that are not identified during the diligence process, we, as the successor owner, may be financially responsible for these violations, failures and liabilities and may suffer financial or reputational harm or otherwise be adversely affected. In addition, as part of a Partnership, we may assume responsibilities and obligations of the Partner pursuant to the terms and conditions of agreements entered by the acquired entity that are not consistent with the terms and conditions that we typically accept and require. We also may be subject to litigation or other claims in connection with a Partner, including claims from Colleagues, Clients, stockholders or other third parties. Any material liabilities we incur that are associated with our Partnerships could harm our business, results of operations and financial condition.
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
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Partnerships for further discussion of our strategic acquisitions.

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
When we acquire Partners, we record goodwill and other intangible assets. As of December 31, 2022, goodwill represented 41% of our total assets. Goodwill is not amortized and is subject to assessment for impairment at least annually. The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting units. We compare the fair value of each reporting unit with its carrying amount to determine if there is potential impairment of goodwill. Management reviews the carrying value attributed to each reporting unit at least annually to determine if the facts and circumstances suggest that there is impairment.
We may in the future be required to take additional goodwill or other asset impairment charges. Any such non-cash charges could have a material adverse effect on our financial condition and results of operations.
In connection with the implementation of our corporate strategies, we face risks associated with the entry into new lines of business and the growth and development of these businesses.
From time to time, either through Partnerships or internal development, we may enter new lines of business or offer new products and services within existing lines of business. These new lines of business or new products and services may present additional risks, particularly in instances where the markets are not fully developed. Such risks include the investment of significant time and resources; the possibility that these efforts will not be successful; the possibility that the marketplace does not accept our products or services, or that we are unable to retain Clients that adopt our new products or services; and the risk of additional liabilities associated with these efforts. Other risks include developing knowledge of and experience in the new lines of business, integrating the Partner into our systems and culture, recruiting professionals and developing and capitalizing on new relationships with experienced market participants. External factors, such as compliance with new or revised regulations, competitive alternatives and shifting market preferences may also impact the successful implementation of a new line of business. Failure to manage these risks in the acquisition or development of new businesses could materially and adversely affect our business, financial condition and results of operations. In addition, if we dispose of or otherwise exit certain businesses, there can be no assurance that we will not incur certain disposition-related charges, or that we will be able to reduce overhead related to the divested assets. Our investments in new products and services may not generate the expected returns, which could hinder our ability to generate organic growth in the future.
We have debt outstanding that could adversely affect our financial flexibility and subjects us to restrictions and limitations that could significantly impact our ability to effectively operate our business.
As of December 31, 2022, we had total consolidated debt outstanding of approximately $1.3 billion, collateralized by substantially all the Company’s assets, including a pledge of all equity securities the Company holds in each of its subsidiaries. During the year ended December 31, 2022, we had debt servicing costs of $115.1 million, inclusive of $50.5 million in principal repayments and $62.7 million of interest payments.

The level of debt we have outstanding during any period could adversely affect our financial flexibility. We also bear risk at the time debt matures. Our ability to make interest and principal payments, to refinance our debt obligations and to fund our planned capital expenditures will depend on our ability to generate cash from operations. Our ability to generate cash from operations is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, such as an environment of rising interest rates. The need to service our indebtedness will also reduce our ability to use cash for other purposes, including working capital, dividends to stockholders, acquisitions, capital expenditures, share repurchases and general corporate purposes. If we cannot service our indebtedness, we may have to take actions such as selling assets, raising additional equity or reducing or delaying capital expenditures, strategic acquisitions and investments, any of which could impede the implementation of our business strategy or prevent us from entering into transactions that would otherwise benefit our business. Additionally, we may not be able to effect such actions, if necessary, on favorable terms, or at all. We may not be able to refinance any of our indebtedness on favorable terms, or at all.
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
The JPM Credit Agreement provides for an interest rate based on, depending on the type of loan, the Eurodollar rate or the Alternate Base Rate (as defined in the JPM Credit Agreement), plus, in each case, a margin based on Total Leverage Ratio (as defined in the JPM Credit Agreement). Under existing guidance, the publication of LIBOR was to be discontinued beginning on or around the end of 2021. However, the ICE Benchmark Administration, in its capacity as administrator of USD LIBOR, announced that it extended publication of USD LIBOR (other than one-week and two-month tenors) by 18 months to June 2023. The uncertainty regarding the transition from LIBOR to another benchmark rate or rates could have adverse impacts on our available debt that currently uses LIBOR as a benchmark rate, and ultimately, adversely affect our financial condition, results of operations, liquidity and cash flows.
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
A significant portion of our business remains concentrated in the Southeastern U.S., with several other regional concentrations. The insurance business is primarily a state-regulated industry, and therefore state legislatures may enact laws that adversely affect the insurance industry. Because our business is concentrated in several regions of the U.S., we face greater exposure to unfavorable changes in regulatory conditions in those regions than insurance intermediaries whose operations are more diversified through a greater number of states. In addition, the occurrence of adverse economic conditions, natural or other disasters, loss trends or other circumstances specific to or otherwise significantly impacting these states could adversely affect our financial condition, results of operations and cash flows. Increases in loss ratios, combined ratios and related costs experienced by our Insurance Company Partners will result in a decreased profit to them and may result in decreases in payments of contingent or profit-sharing commissions to us. This trend may also cause one or more of our Insurance Company Partners to reduce or cease writing insurance we offer our Clients, whether in part, entirely or on a geographic basis, which in turn could reduce our ability to place certain lines of insurance and, as a result, reduce our commissions and fees and profitability.
In addition, we are susceptible to losses and interruptions caused by hurricanes (particularly in Florida, where our headquarters and numerous offices are located), earthquakes, tornadoes, power shortages, telecommunications failures, water shortages, floods, fire, extreme weather conditions, geopolitical events, such as terrorist acts, and other natural or man-made disasters. Hurricanes in particular may have an outsized impact on the insurance industry. We expect to continue to grow our footprint throughout the country and beyond, but our plans to execute on this geographic diversification effort may not be successful.
We derive a significant portion of our commissions and fees from a limited number of our Insurance Company Partners, the loss of which could result in additional expense and loss of market share.
For the year ended December 31, 2022, two Insurance Company Partners accounted for an aggregate of approximately 15% of our total core commissions. Should either of these Insurance Company Partners seek to terminate their respective arrangements with us or in the case of material financial impairment of such Insurance Company Partners, we could be forced to move our business to other Insurance Company Partners and additional expense and loss of market share could possibly result.
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

Climate risks, risks associated with the physical effects of climate events, and risks associated with governmental responses to climate risks, could adversely affect our business, results of operations and financial condition.
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
The industry in which we operate is subject to extensive regulation. We are subject to regulation and supervision both federally and in each applicable local jurisdiction. In general, these regulations are designed to protect Clients and the insured and to protect the integrity of the financial markets, rather than to protect stockholders or creditors. Our ability to conduct business in these jurisdictions depends on our compliance with the rules and regulations promulgated by federal, state and other regulatory and self-regulatory authorities. Failure to comply with regulatory requirements, or changes in regulatory requirements or interpretations, could result in actions by regulators, potentially leading to fines and penalties, adverse publicity and damage to our reputation in the marketplace. There can be no assurance that we will be able to adapt effectively to any changes in law. Furthermore, in some areas of our business, we act on the basis of our own or the industry's interpretations of applicable laws or regulations, which may conflict from state to state. In the event those interpretations eventually prove different from the interpretations of regulatory authorities, we may be penalized. In extreme cases, revocation of a subsidiary’s authority to do business in one or more jurisdictions could result from failure to comply with regulatory requirements. Due to the complexity, periodic modification and differing interpretations of state insurance laws and regulations, we may not have always been, and we may not always be, in compliance with them. In addition, we could face lawsuits by Clients, the insured and other parties for alleged violations of certain of these laws and regulations. It is difficult to predict whether changes resulting from new laws and regulations, as well as changes in interpretation of current laws and regulations, will affect the industry or our business and, if so, to what degree.
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
An increasing quantity of state legislatures and judiciaries, as well as the Federal Trade Commission, have begun promulgating laws, orders and regulations that reflect a shifting sentiment against the enforceability of certain types of restrictive covenant agreements, including non-compete agreements and non-solicitation agreements, that are core to our business. The further promulgation of such laws, orders and regulations could adversely affect our operations or our ability to conduct business profitably. We are unable to predict whether any such laws, orders or regulations will be enacted, and if enacted, enforceable, and to what extent such laws and regulations would affect our business.
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
In addition, we may from time to time be subject to certain litigation brought by one or more of our shareholders. The outcome of any such litigation, particularly class action lawsuits, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits, including the possibility of having attorney’s fees awarded, may remain unknown for substantial periods of time. The cost to defend such litigation may be significant. There may also be adverse publicity associated with litigation, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may materially adversely affect our businesses, financial condition and results of operations.

The marketing and sale of Medicare plans are subject to numerous, complex and frequently changing laws and regulations, and non-compliance or changes in laws and regulations could harm our business, results of operations and financial condition.
The marketing and sale of Medicare plans are subject to numerous laws, regulations and guidelines at the federal and state level. The marketing and sale of Medicare Advantage and Medicare Part D prescription drug plans are principally regulated by the CMS. The marketing and sale of Medicare Supplement plans are principally regulated on a state-by-state basis by state departments of insurance. The laws and regulations applicable to the marketing and sale of Medicare plans are numerous, ambiguous and complex, and, particularly with respect to regulations and guidance issued by CMS for Medicare Advantage and Medicare Part D prescription drug plans, change frequently. The telephone calls on which we enroll individuals into Medicare Advantage and Medicare Part D prescription drug plans are required to be recorded. Health insurance companies audit these recordings for compliance and listen to them in connection with their investigation of complaints. In addition, Medicare eligible individuals may receive a special election period and the ability to change Medicare Advantage and Medicare Part D prescription drug plans outside the Medicare annual enrollment period in the event that the sale of the plan was not in accordance with CMS rules and guidelines. Given CMS’s scrutiny of Medicare product health insurance companies and the responsibility of the Insurance Company Partners for actions that we take, Insurance Company Partners may terminate our relationship with them or take other corrective action if our Medicare product sales, marketing and operations are not in compliance or give rise to too many complaints. The termination of our relationship with Insurance Company Partners for this reason would reduce the products we are able to offer, could result in the loss of commissions for past and future sales and would otherwise harm our business, results of operations and financial condition.
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
We have developed, and will continue to develop, a strong brand that we believe has contributed significantly to the success of our business. Maintaining, protecting and enhancing those brands is critical to growing our business, particularly in new markets where we have limited brand recognition. If we do not successfully build and maintain a strong brand, our business could be materially harmed. Maintaining and enhancing the quality of our brand may require us to make substantial investments in areas such as marketing, community relations, outreach and employee training. We actively engage in advertisements, targeted promotional mailings and email communications, and engage on a regular basis in public relations and sponsorship activities. These investments may be substantial and may fail to encompass the optimal range of traditional, online and social advertising media to achieve maximum exposure and benefit to our brand. Moreover, our brand promotion activities may not generate brand awareness or yield increased revenue and, even if they do, any increased revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand or incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract new Clients or retain our existing Clients to the extent necessary to realize a sufficient return on our brand-building efforts.
We believe that our portfolio of trademarks (some of which are pending registration) have significant value and that these and other intellectual property are valuable assets that are critical to our success. Unauthorized uses or other infringement, misappropriation or violation of our trademarks, service marks or other intellectual property could diminish the value of our brand and may adversely affect our business. Effective intellectual property protection may not be available in every market in which we operate. Moreover, the laws of some countries do not protect intellectual property and proprietary rights to the same extent as the laws of the United States, and mechanisms for enforcement of intellectual property rights in some foreign countries may be inadequate. Additionally, we cannot guarantee that future trademark registrations for pending or future applications will issue, or that any registered trademarks will be enforceable or provide adequate protection of our intellectual property and other proprietary rights. The United States Patent and Trademark Office and various foreign trademark offices also require compliance with a number of procedural, documentary, fee payment and other similar provisions during the trademark registration process and after a registration has issued. There are situations in which noncompliance can result in abandonment or cancellation of a trademark filing, resulting in partial or complete loss of trademark rights in the relevant jurisdiction. If this occurs, our competitors might be able to enter the market under identical or similar brands.
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

At the federal level, we are subject to, among other laws, rules and regulations, the GLBA, which requires financial institutions to, among other things, periodically disclose their privacy policies and practices relating to sharing personal information and, in some cases, enables retail customers to opt out of the sharing of certain personal information with unaffiliated third parties. The GLBA also requires financial institutions to implement an information security program that includes administrative, technical and physical safeguards to ensure the security and confidentiality of consumer records and information. We are also subject to the rules and regulations promulgated under the authority of the Federal Trade Commission, which regulates unfair or deceptive acts or practices, including with respect to data privacy and cybersecurity. Moreover, the United States Congress has recently considered, and is currently considering, various proposals for more comprehensive data privacy and cybersecurity legislation, to which we may be subject if passed. Data privacy and cybersecurity are also areas of increasing state legislative focus and we are, or may in the future become, subject to various state laws and regulations regarding data privacy and cybersecurity. For example, the California Consumer Protection Act of 2018 (the “CCPA”), which became effective on January 1, 2020, applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. The CCPA gives California residents the right to, among other things, request disclosure of information collected about them and whether that information has been sold to others, request deletion of personal information (subject to certain exceptions), opt out of the sale of their personal information, and not be discriminated against for exercising these rights. The CCPA contains several exemptions, including an exemption applicable to personal information that is collected, processed, sold or disclosed pursuant to the GLBA. Further, effective in most material respects starting on January 1, 2023, the California Privacy Rights Act (“CPR”) (which was passed via a ballot initiative as part of the November 2020 election) will significantly modify the CCPA, including by expanding California residents’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency which will be vested with authority to implement and enforce the CCPA and the CPRA. Other states where we do business, or may in the future do business, or from which we otherwise collect, or may in the future otherwise collect, personal information of residents have adopted or are considering adopting similar laws. For example, Virginia and Colorado have recently adopted comprehensive data privacy laws similar to the CCPA, which will go into effect in January and July of 2023, respectively. In addition, laws in all 50 U.S. states generally require businesses to provide notice under certain circumstances to consumers whose personal information has been improperly accessed, disclosed or otherwise compromised as a result of a data breach. Certain state laws and regulations may be more stringent, broader in scope, or offer greater individual rights, with respect to personal information than federal or other state laws and regulations, and such laws and regulations may differ from each other, which may complicate compliance efforts and increase compliance costs. Aspects of the CCPA, the CPRA, and other federal and state laws and regulations relating to data privacy and cybersecurity, as well as their enforcement, remain unclear, and we may be required to modify our practices in an effort to comply with them.
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
Risks Relating to our Organizational Structure
We are a holding company with our principal asset being our 53% ownership interest in BRP, and our Pre-IPO LLC Members, whose interest in our business may be different from yours, have approval rights over certain transactions and actions taken by us or BRP.
We are a holding company, and our principal asset is our direct or indirect ownership of 53% of the outstanding LLC Units. We have no independent means of generating commissions and fees.

Further, we are a party to a Stockholders Agreement entered into in connection with the initial public offering with the Pre-IPO LLC Members. Pursuant to the terms of the Stockholders Agreement, so long as the Pre-IPO LLC Members and their permitted transferees (collectively, the “Holders”) beneficially own at least 10% of the aggregate number of outstanding shares of our common stock (the “Substantial Ownership Requirement”), the Holders have approval rights over certain transactions and actions taken by us and BRP, including:

•a merger, consolidation or sale of all or substantially all of the assets of BRP and its subsidiaries;
•any dissolution, liquidation or reorganization (including filing for bankruptcy) of BRP and its subsidiaries or any acquisition or disposition of any asset for consideration in excess of 5% of our and our subsidiaries' total assets on a consolidated basis;
•the incurrence, guarantee, assumption or refinancing of indebtedness, or grant of a security interest, in excess of 10% of total assets (or that would cause aggregate indebtedness or guarantees thereof to exceed 10% of total assets);
•the issuance of certain additional equity interests of the Company, BRP or any of their subsidiaries in an amount exceeding $10 million (other than pursuant to an equity incentive plan that has been approved by our board of directors);
•the establishment or amendment of any equity, purchase or bonus plan for the benefit of employees, consultants, officers or directors;
•any capital or other expenditure in excess of 5% of total assets;

•the declaration or payment of dividends on Class A common stock or distributions by BRP on LLC Units other than tax distributions as defined in the Amended LLC Agreement;
•changing the number of directors on our board of directors;
•hiring, termination or replacement of, establishment of compensation (including benefits) payable to, or making other significant decisions involving, our or BRP's senior management and key employees, including our Chief Executive Officer, including entry into or modification of employment agreements, adopting or modifying plans relating to any incentive securities or employee benefit plans or granting incentive securities or benefits under any existing plans;
•changing our or BRP’s jurisdiction of incorporation;
•changing the location of our or BRP’s headquarters;
•changing our or BRP’s name;
•changing our or BRP’s fiscal year;
•changing our public accounting firm;
•amendments to our or BRP’s governing documents; and
•adopting a shareholder rights plan.

Furthermore, the Stockholders Agreement provides that, for so long as the Substantial Ownership Requirement is met, the Holders may designate the nominees for a majority of the members of our board of directors, including the Chairman of our board of directors.

In addition, a group comprised of Lowry Baldwin, our Chairman, Baldwin Insurance Group Holdings, LLC, an entity controlled by Lowry Baldwin, Elizabeth Krystyn, Laura Sherman, Trevor Baldwin, our Chief Executive Officer, Kris Wiebeck, our Chief Strategy Officer, John Valentine, our Chief Partnership Officer, Dan Galbraith, our Chief Operating Officer, and Brad Hale, our Chief Financial Officer, and certain trusts established by such individuals, have entered into a Voting Agreement, as amended, with Lowry Baldwin, our Chairman, pursuant to which, in connection with any meeting of our shareholders or any written consent of our shareholders, each such person and trust party will agree to vote or exercise their right to consent in the manner directed by Lowry Baldwin. As of the date of this Annual Report on Form 10-K, Lowry Baldwin through the Voting Agreement beneficially owns 29.8% of the voting power of our common stock.

This concentration of ownership and voting power may also delay, defer or even prevent an acquisition by a third party or other change of control of our Company, which could deprive you of an opportunity to receive a premium for your shares of Class A common stock and may make some transactions more difficult or impossible without the support of the Holders, even if such events are in the best interests of stockholders other than the Holders. Furthermore, this concentration of voting power with Holders may have a negative impact on the price of our Class A common stock. In addition, the Holders will have the ability to designate the nominees for a majority of the members of our board of directors, including the Chairman of our board of directors, until the Substantial Ownership Requirement is no longer met. As a result, the Holders may not be inclined to permit us to issue additional shares of Class A common stock, including for the facilitation of acquisitions, if it would dilute their holdings below the Substantial Ownership Requirement.

Furthermore, Holders’ interests may not be fully aligned with yours, which could lead to actions that are not in your best interests. Because the Holders hold a majority of their economic interests in our business through BRP rather than through BRP Group, they may have conflicting interests with holders of shares of our Class A common stock. For example, the Holders may be in a different tax position than holders of shares of our Class A common stock, which could influence their decisions regarding whether and when BRP should dispose of assets or incur new or refinance existing indebtedness, especially in light of the existence of the Tax Receivable Agreement, and whether and when we should undergo certain changes of control for purposes of the Tax Receivable Agreement or terminate the Tax Receivable Agreement. In addition, the structuring of future transactions may take into consideration these tax or other considerations even where no similar benefit would accrue to holders of shares of our Class A common stock. Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to BRP’s federal income tax returns, it may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from BRP. If, as a result of any such audit adjustment, BRP is required to make payments of taxes, penalties and interest, BRP’s cash available for distributions to us may be substantially reduced. These rules are not applicable to BRP for tax years beginning on or prior to December 31, 2017. In addition, the Holders’ significant ownership in us and approval rights under the Stockholders Agreement may discourage someone from making a significant equity investment in us, or could discourage transactions involving a change in control, including transactions in which you as a holder of shares of our Class A common stock might otherwise receive a premium for your shares over the then-current market price.

We are dependent upon distributions from BRP to pay dividends, if any, and taxes, make payments under the Tax Receivable Agreement and pay other expenses.
As the sole managing member of BRP, we intend to cause BRP to make distributions to the holders of LLC Units and us, in amounts sufficient to (i) cover all applicable taxes payable by us and the holders of LLC Units, (ii) allow us to make any payments required under the Tax Receivable Agreement and (iii) fund dividends to our stockholders in accordance with our dividend policy, to the extent that our board of directors declares such dividends.
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
•until the Substantial Ownership Requirement is no longer met, the Holders may designate a majority of the nominees for election to our board of directors, including the nominee for election to serve as Chairman of our board of directors;
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

Certain statutory provisions afforded to stockholders are not applicable to us.
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
Our ability to pay dividends to our Class A common stockholders may be limited by our holding company structure, contractual restrictions and regulatory requirements.
We are a holding company and have no material assets other than our ownership of LLC Units in BRP and we do not have any independent means of generating commissions and fees. We intend to cause BRP to make pro rata distributions to BRP’s LLC Members and us in an amount at least sufficient to allow us and BRP’s LLC Members to pay all applicable taxes, to make payments under the Tax Receivable Agreement and to pay our corporate and other overhead expenses. BRP is a distinct legal entity and may be subject to legal or contractual restrictions that, under certain circumstances, may limit our ability to obtain cash from them. If BRP is unable to make distributions, we may not receive adequate distributions, which could materially and adversely affect our dividends and financial position and our ability to fund any dividends to Class A common stock.
Our board of directors will periodically review the cash generated from our business and the capital expenditures required to finance our global growth plans and determine whether to declare periodic dividends to our stockholders. Our board of directors will take into account general economic and business conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, including restrictions and covenants contained in the JPM Credit Agreement, business prospects and other factors that our board of directors considers relevant. In addition, the JPM Credit Agreement limits the amount of distributions that BRP can make to us and the purposes for which distributions could be made. Accordingly, we may not be able to pay dividends to our Class A common stockholders even if our board of directors would otherwise deem it appropriate. Refer to the Liquidity and Capital Resources section under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Short selling could increase the volatility of our stock price of our Class A Common Stock.
Short selling is the practice of selling securities that the seller does not own but rather has borrowed or intends to borrow from a third party with the intention of buying identical securities at a later date to return to the lender. A short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. As it is therefore in the short seller’s interest for the price of the stock to decline, some short sellers publish, or arrange for the publication of, opinions or characterizations regarding the relevant issuer, its business prospects and similar matters, calculated to or which may create negative market momentum, and which may permit them to obtain profits for themselves as a result of selling the stock short. These opinions and characterizations may contain falsehoods, incomplete and deceptive statements and/or otherwise be misleading. Issuers whose securities have historically had limited trading volumes, and issuers who are susceptible to relatively high volatility levels, can be particularly vulnerable to such short seller attacks. In addition to impacting the pricing of our stock, such short seller attacks could also divert the time and attention of our management from our business, which could significantly harm our profitability and reputation.
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
If we experience material weaknesses or substantial deficiencies in the future, or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.
If we identify material weaknesses or substantial deficiencies in our internal control over financial reporting in the future, or if we are unable to comply with the demands that will be placed upon us as a public company, including the requirements of Section 404 of the Sarbanes-Oxley Act, in a timely manner, we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC. In addition, if we are unable to disclose that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets, and our stock price may be adversely affected.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our corporate headquarters is located in leased offices in Tampa, Florida. The leases consist of approximately 105,000 square feet and expire in August 2030. Our insurance brokerage business leases office space in approximately 125 operating locations located in 23 states throughout the U.S. These offices are generally located in shopping centers, small office parks and office buildings, with lease terms expiring within one to eight years. These facilities are suitable for our needs and we believe that they are well maintained.
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
On February 20, 2023, there were 121 shareholders of record of our Class A common stock and 62 shareholders of record of our Class B common stock. The number of record holders does not include persons who held shares of our Class A common stock in nominee or “street name” accounts through brokers.
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
Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities
The following table provides information about our repurchase of shares of our Class A common stock during the three months ended December 31, 2022:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value that may yet be Purchased under the Plans or Programs
October 1, 2022 to October 31, 2022	17,938	$26.54	—	$—
November 1, 2022 to November 30, 2022	349	27.59	—	—
December 1, 2022 to December 31, 2022	48,154	30.59	—	—
Total	66,441	$29.48	—	$—
__________
(1)    We purchased 66,441 shares during the three months ended December 31, 2022, which were acquired from our employees to cover required tax withholding on the vesting of shares granted under the BRP Group Omnibus Incentive and Partnership Inducement Award Plans.
Performance Graph
The following performance graph compares the cumulative total shareholder return of an investment in our Class A common stock since October 24, 2019 (first day of trading) through December 31, 2022 to the cumulative total return of the Russell 2000 Index and the Standard & Poor (“S&P”) Composite 1500 Insurance Brokers Index. The graph assumes that $100 was invested on October 24, 2019 and the reinvestment of dividends, if any. The share price performance presented below is not necessarily indicative of future results.

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
EXECUTIVE SUMMARY OF 2022 FINANCIAL RESULTS
We are a rapidly growing independent insurance distribution firm delivering solutions that give our Clients the peace of mind to pursue their purpose, passion and dreams. The following is a summary of our 2022 financial results:
Revenues for the year ended December 31, 2022 were $980.7 million, an increase of $413.4 million, or 73%, year over year. This increase was related to amounts attributable to Partners acquired during 2021 and 2022 prior to their having reached the twelve-month owned mark (such amounts, the “Partnership Contribution”) and organic growth. The Partnership Contribution accounted for $280.7 million of the increase to revenues and organic growth accounted for $132.6 million.
Operating expenses for the year ended December 31, 2022 were $1.0 billion, an increase of $412.9 million, or 69%, year over year. The increase in operating expenses was primarily attributable to commissions, employee compensation and benefits, which grew in conjunction with our revenues and due to hiring to support our growth. We also had increases in other operating expenses, related to our continued investments in new product development and ongoing Partnership integration, and amortization costs, related to our Partnerships.
Interest expense, net, for the year ended December 31, 2022 was $71.1 million, an increase of $44.2 million, or 164%, year over year. Interest expense, net, increased as a result of the higher interest rate environment during 2022 in addition to higher average borrowings outstanding under the JPM Credit Agreement.
Other income, net, for the year ended December 31, 2022 was $26.1 million, an increase of $25.7 million year over year. Other income, net, increased as a result of a gain on interest rate caps recorded in connection with rising interest rates and market estimates for future rate increases.
Net loss for the year ended December 31, 2022 was $76.7 million, an increase of $18.6 million as compared to net loss of $58.1 million in the same period of 2021.
Adjusted EBITDA for the year ended December 31, 2022 was $196.5 million, an increase of $83.6 million year over year. Adjusted EBITDA Margin was 20% for each of 2022 and 2021.
Organic Revenue for the year ended December 31, 2022 was $700.1 million as compared to $295.0 million for the same period of 2021. Organic Revenue Growth was $132.6 million, or 23%, for 2022 and $54.0 million, or 22%, for 2021. Refer to the Non-GAAP Financial Measures section below for reconciliations of Adjusted EBITDA, Adjusted EBITDA Margin, Organic Revenue and Organic Revenue Growth to the most directly comparable GAAP financial measures.
PARTNERSHIPS
During 2022, we completed three Partnerships for an aggregate purchase price of $413.8 million. We amended our JPM Credit Agreement to upsize the aggregate principal amount of the Revolving Facility thereunder from $475.0 million to $600.0 million to assist with funding our 2022 Partnerships. Partnerships completed during 2022 added $4.4 million of premiums, commissions and fees receivable, $223.7 million of intangible assets and $187.8 million of goodwill to the consolidated balance sheet. During 2021, we completed 16 Partnerships for an aggregate purchase price of $1.1 billion. We completed a follow-on public offering for aggregate net proceeds of approximately $269.4 million and borrowed an additional $450.0 million under the Term Loan B to assist with funding our 2021 Partnerships.
Refer to Note 3 to BRP Group’s consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for additional information on the Partnerships that we have completed during 2022.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
For a discussion of our 2020 financial results and a comparison of financial results for the years ended December 31, 2021 to 2020, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K filed with the SEC on March 1, 2022.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements as of December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021 and 2020 and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K.
In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under Item 1A. Risk Factors.
The following is a discussion of our consolidated results of operations for each of the years ended December 31, 2022 and 2021.

	For the Years Ended December 31,		Variance
(in thousands, except percentages)	2022	2021	Amount	%
Revenues:
Commissions and fees	$980,720	$567,290	$413,430	73%

Operating expenses:
Commissions, employee compensation and benefits	719,445	400,050	319,395	80%
Other operating expenses	173,708	102,162	71,546	70%
Amortization expense	81,738	48,720	33,018	68%
Change in fair value of contingent consideration	32,307	45,196	(12,889)	(29)%
Depreciation expense	4,620	2,788	1,832	66%
Total operating expenses	1,011,818	598,916	412,902	69%

Operating loss	(31,098)	(31,626)	528	(2)%

Other income (expense):
Interest expense, net	(71,072)	(26,899)	(44,173)	164%
Other income, net	26,137	424	25,713	n/m
Total other expense	(44,935)	(26,475)	(18,460)

Loss before income taxes	(76,033)	(58,101)	(17,932)	31%
Income tax expense	715	19	696	n/m
Net loss	(76,748)	(58,120)	(18,628)	32%
Less: net loss attributable to noncontrolling interests	(34,976)	(27,474)	(7,502)
Net loss attributable to BRP Group	$(41,772)	$(30,646)	$(11,126)
__________
n/m    not meaningful
Seasonality
The insurance brokerage market is seasonal and our results of operations are somewhat affected by seasonal trends. Our Adjusted EBITDA and Adjusted EBITDA Margins are typically highest in the first quarter and lowest in the fourth quarter. This variation is primarily due to fluctuations in our revenues, while overhead remains consistent throughout the year. Our revenues are generally highest in the first quarter due to a higher degree of first quarter policy commencements and renewals in Medicare and certain Middle Market lines of business such as employee benefits and commercial. In addition, a higher proportion of our first quarter revenue is derived from our highest margin businesses.

Partnerships can significantly impact Adjusted EBITDA and Adjusted EBITDA Margins in a given year and may increase the amount of seasonality within the business, especially results attributable to Partnerships that have not been fully integrated into our business or owned by us for a full year.
Commissions and Fees
We earn commissions and fees by facilitating the arrangement between Insurance Company Partners and individuals or businesses for the carrier to provide insurance to the insured party. Our commissions and fees are usually a percentage of the premium paid by the insured and generally depends on the type of insurance, the particular Insurance Company Partner and the nature of the services provided. Under certain arrangements with Clients, we earn pre-negotiated service fees in lieu of commissions. Additionally, we earn policy fees for acting in the capacity of an MGA and fulfilling certain administrative functions on behalf of Insurance Company Partners. We may also receive profit-sharing commissions, or straight overrides, which represent forms of variable consideration from Insurance Company Partners associated with the placement of coverage based primarily on underwriting results, but may also contain considerations for volume, growth or retention.
Commissions and fees increased by $413.4 million year over year. The increase relates to the Partnership Contribution of $280.7 million and organic growth of $132.6 million.
Major Sources of Commissions and Fees
The following table sets forth our commissions and fees by major source by amount for the years ended December 31, 2022 and 2021:

	For the Years Ended December 31,		Variance
(in thousands, except percentages)	2022	2021	Amount	%
Commission revenue	$786,794	$472,495	$314,299	67%
Profit-sharing revenue	66,091	37,392	28,699	77%
Consulting and service fee revenue	61,244	30,182	31,062	103%
Policy fee and installment fee revenue	55,362	19,903	35,459	178%
Other income	11,229	7,318	3,911	53%
Total commissions and fees	$980,720	$567,290	$413,430
Commission revenue primarily represents commission revenue earned by providing insurance placement services to Clients. Commission revenue increased by $314.3 million year over year as a result of the Partnership Contribution of $237.2 million and organic growth of $77.1 million.
Profit-sharing revenue represents bonus-type revenue that is earned by us as a sales incentive provided by certain Insurance Company Partners. Profit-sharing revenue increased by $28.7 million year over year as a result of Partnership Contribution of $17.8 million and organic growth of $10.9 million.
Consulting and service fee revenue represents fees received in lieu of a commission and specialty insurance consulting revenue. Consulting and service fee revenue increased $31.1 million year over year as a result of the Partnership Contribution of $21.8 million and organic growth of $9.2 million.
Policy fee and installment fee revenue represents revenue earned by our Specialty Operating Group for acting in the capacity of an MGA and providing payment processing and services and other administrative functions on behalf of Insurance Company Partners. Policy fee and installment fee revenue increased $35.5 million year over year primarily due to organic growth.
Other income consists of other fee income and premium financing income generated across all Operating Groups as well as Medicare marketing income that is based on agreed-upon cost reimbursement for fulfilling specific targeted marketing campaigns. Other income increased $3.9 million year over year primarily due to the Partnership Contribution.

Commissions, Employee Compensation and Benefits
Commissions, employee compensation and benefits is our largest expense. It consists of (a) base compensation comprising salary, bonuses and benefits paid and payable to Colleagues, commissions paid to Colleagues and outside commissions paid to others; and (b) equity-based compensation associated with the grants of restricted and unrestricted stock awards to senior management, Colleagues, Risk Advisors and directors. We expect to continue to experience a general rise in commissions, employee compensation and benefits expense commensurate with expected growth in our revenue and headcount. We operate in competitive markets for human capital and need to maintain competitive compensation levels as we expand geographically and create new products and services. Our Colleague-related costs have risen as a result of the increasingly competitive market and the inflationary environment. In addition, our compensation arrangements with our Colleagues contain significant bonus or commission components driven by the results of our operations. Therefore, as we grow commissions and fees, we expect compensation costs to rise.
Commissions, employee compensation and benefits expenses increased by $319.4 million year over year. The Partnership Contribution accounted for $154.1 million of the increase to commissions, employee compensation and benefits. Share-based compensation expense increased $28.2 million as a result of equity grants awarded to all newly hired Colleagues, including those who joined us through Partnerships, and grants to reward Colleagues, including members of senior management (which also includes executive leaders, who will each be paid their entire annual bonuses for the year ended December 31, 2022 in the form of fully-vested shares of Class A common stock in April of 2023). The remaining increase in commissions, employee compensation and benefits expense can be attributed to higher commissions expense relating to our organic growth, higher compensation and benefits related to hiring to support our growth, and the inflationary environment, which has resulted in significant increases in the cost of human capital.
Other Operating Expenses
Other operating expenses include travel, accounting, legal and other professional fees, placement fees, rent, office expenses and other costs associated with our operations. Our occupancy-related costs and professional services expenses, in particular, generally increase or decrease in relative proportion to the number of our Colleagues and the overall size and scale of our business operations.
Other operating expenses increased by $71.5 million year over year related to increases in dues and subscriptions of $22.4 million from integration costs and investment in technology to support our growth, travel and entertainment of $12.6 million relating to integration of our 2021 Partnerships and our leadership and advisor conference, advertising and marketing of $9.5 million, rent expense of $8.5 million relating to expansion of our operating locations, Colleague education and welfare of $5.0 million relating to investments in our Colleagues, licenses and taxes of $4.2 million, repair and maintenance of $3.2 million, and recruiting expense of $2.2 million relating to the increased cost of human capital.
Amortization Expense
Amortization expense increased by $33.0 million year over year driven by amortization of intangible assets recorded in connection with Partnerships during 2021 and 2022.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration was a $32.3 million loss for the year ended December 31, 2022 as compared to a $45.2 million loss for the same period of 2021. The fair value loss related to contingent consideration for 2022 was impacted by changes in growth trends of certain partners, offset in part by high market volatility and rising interest rates, which resulted in an overall higher contingent earnout liability value.
Interest Expense, Net
Interest expense, net, increased by $44.2 million year over year resulting from the high interest rate environment in addition to higher average borrowings outstanding under our JPM Credit Agreement. We expect interest expense to continue to increase during 2023 as a result of recent unprecedented interest rate hikes from the Federal Reserve, which directly affect our variable rate debt.
Refer to Item 7A. Qualitative and Quantitative Disclosures About Market Risk for further discussion of the impact of rising interest rates on our results of operations, financial condition and cash flows.

Other Income, Net
Other income, net, increased by $25.7 million year over year, primarily as a result of a current year gain on interest rate caps of $26.2 million recorded in connection with rising interest rates and market estimates for future rate increases. The current year gain on interest rate caps includes $13.5 million realized in connection with the sale of three interest rate caps and $2.2 million realized from cash settlements.
FINANCIAL CONDITION—COMPARISON OF CONSOLIDATED FINANCIAL CONDITION AT DECEMBER 31, 2022 TO DECEMBER 31, 2021.
Our total assets and total liabilities increased $585.9 million and $633.4 million, respectively, year over year. The most significant changes in assets and liabilities are described below.
Premiums, commissions and fees receivable, net increased $191.2 million as a result of revenue growth and the changes in revenue seasonality of our business given the underlying revenue streams of Partnerships.
Intangible assets, net increased $155.5 million primarily as a result of our 2022 Partnerships, which contributed $223.7 million to gross intangible assets during 2022, and software development costs of $10.1 million for infrastructure to support our business. These additions were offset in part by $81.7 million of amortization during the year.
Goodwill increased $193.3 million as a result of our 2022 Partnerships and measurement period adjustments for certain Partnerships formed in 2021.
Premiums payable to insurance companies increased $155.4 million as a result of revenue growth.
Accrued expenses and other current liabilities increased $33.5 million as a result of higher accrued compensation and benefits relating to revenue growth and an increase in the number of Colleagues, as well as higher contract liabilities relating to our revenue growth.
Related party notes payable decreased $60.0 million as a result of the payment of $61.5 million of these notes during the second quarter of 2022.
The revolving line of credit increased $470.0 million as a result of borrowings on our Revolving Facility for funding our 2022 Partnerships and general working capital purposes in 2022.
Contingent earnout liabilities increased $8.3 million resulting from an increase of $32.3 million related to fair value adjustments from Partnerships that have outperformed on our platform since the date of Partnership and issuances of $14.9 million at fair value related to our 2022 Partnerships. These increases were offset in part by $38.9 million of settlements, of which $2.1 million were noncash.
NON-GAAP FINANCIAL MEASURES
Adjusted EBITDA, Adjusted EBITDA Margin, Organic Revenue, Organic Revenue Growth, Adjusted Net Income and Adjusted Diluted Earnings Per Share (“EPS”), are not measures of financial performance under GAAP and should not be considered substitutes for GAAP measures, including commissions and fees (for Organic Revenue and Organic Revenue Growth), net income (loss) (for Adjusted EBITDA and Adjusted EBITDA Margin), net income (loss) attributable to BRP Group (for Adjusted Net Income) or diluted earnings (loss) per share (for Adjusted Diluted EPS), which we consider to be the most directly comparable GAAP measures. These non-GAAP financial measures have limitations as analytical tools, and when assessing our operating performance, you should not consider these non-GAAP financial measures in isolation or as substitutes for commissions and fees, net income (loss), net income (loss) attributable to BRP Group, diluted earnings (loss) per share or other consolidated income statement data prepared in accordance with GAAP. Other companies in our industry may define or calculate these non-GAAP financial measures differently than we do, and accordingly, these measures may not be comparable to similarly titled measures used by other companies.
We define Adjusted EBITDA as net income (loss) before interest, taxes, depreciation, amortization, change in fair value of contingent consideration and certain items of income and expense, including share-based compensation expense, transaction-related Partnership and integration expenses, severance, and certain non-recurring items, including those related to raising capital. We believe that Adjusted EBITDA is an appropriate measure of operating performance because it eliminates the impact of income and expenses that do not relate to business performance, and that the presentation of this measure enhances an investor’s understanding of our financial performance.

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
We calculate Organic Revenue based on commissions and fees for the relevant period by excluding the first twelve months of commissions and fees generated from new Partners. Organic Revenue Growth is the change in Organic Revenue period-to-period, with prior period results adjusted to include commissions and fees that were excluded in the prior period because the relevant Partners had not yet reached the twelve-month owned mark, but which have reached the twelve-month owned mark in the current period. For example, revenues from a Partner acquired on June 1, 2021 are excluded from Organic Revenue for 2021. However, after June 1, 2022, results from June 1, 2021 to December 31, 2021 for such Partners are compared to results from June 1, 2022 to December 31, 2022 for purposes of calculating Organic Revenue Growth in 2022. Organic Revenue Growth is a key metric used by management and our board of directors to assess our financial performance. We believe that Organic Revenue and Organic Revenue Growth are appropriate measures of operating performance as they allow investors to measure, analyze and compare growth in a meaningful and consistent manner.
Adjusted Net Income is presented for the purpose of calculating Adjusted Diluted EPS. We define Adjusted Net Income as net income (loss) attributable to BRP Group adjusted for depreciation, amortization, change in fair value of contingent consideration and certain items of income and expense, including share-based compensation expense, transaction-related Partnership and integration expenses, severance, and certain non-recurring costs that, in the opinion of management, significantly affect the period-over-period assessment of operating results, and the related tax effect of those adjustments. We believe that Adjusted Net Income is an appropriate measure of operating performance because it eliminates the impact of expenses that do not relate to business performance.
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

Adjusted EBITDA and Adjusted EBITDA Margin
The following table reconciles Adjusted EBITDA and Adjusted EBITDA Margin to net loss, which we consider to be the most directly comparable GAAP financial measure:

	For the Years Ended December 31,
(in thousands, except percentages)	2022	2021
Commissions and fees	$980,720	$567,290

Net loss	$(76,748)	$(58,120)
Adjustments to net loss:
Amortization expense	81,738	48,720
Interest expense, net	71,072	26,899
Share-based compensation	47,389	19,193
Transaction-related Partnership and integration expenses	34,588	19,182
Change in fair value of contingent consideration	32,307	45,196
(Gain) loss on interest rate caps	(26,220)	123
Depreciation expense	4,620	2,788
Severance	1,255	871
Income tax provision	715	19
Other(1)	25,774	8,038
Adjusted EBITDA	$196,490	$112,909
Adjusted EBITDA Margin	20%	20%
__________
(1)    Other addbacks to Adjusted EBITDA include certain expenses that are considered to be non-recurring or non-operational, including certain recruiting costs, remediation efforts, professional fees, litigation costs and bonuses.
Organic Revenue and Organic Revenue Growth
The following table reconciles Organic Revenue and Organic Revenue Growth to commissions and fees, which we consider to be the most directly comparable GAAP financial measure:

	For the Years Ended December 31,
(in thousands, except percentages)	2022	2021
Commissions and fees	$980,720	$567,290
Partnership commissions and fees(1)	(280,660)	(272,272)
Organic Revenue	$700,060	$295,018
Organic Revenue Growth(2)	$132,610	$54,004
Organic Revenue Growth %(2)	23%	22%
__________
(1)    Includes the first twelve months of such commissions and fees generated from newly acquired Partners.
(2)    Organic Revenue for the year ended December 31, 2021 used to calculate Organic Revenue Growth for the year ended December 31, 2022 was $567.5 million, which is adjusted to reflect revenues from Partnerships that reached the twelve-month owned mark during the year ended December 31, 2022.

Adjusted Net Income and Adjusted Diluted EPS
The following table reconciles Adjusted Net Income to net loss attributable to BRP Group and reconciles Adjusted Diluted EPS to diluted loss per share, which we consider to be the most directly comparable GAAP financial measures:

	For the Years Ended December 31,
(in thousands, except per share data)	2022	2021
Net loss attributable to BRP Group	$(41,772)	$(30,646)
Net loss attributable to noncontrolling interests	(34,976)	(27,474)
Amortization expense	81,738	48,720
Share-based compensation	47,389	19,193
Transaction-related Partnership and integration expenses	34,588	19,182
Change in fair value of contingent consideration	32,307	45,196
(Gain) loss on interest rate caps, net of cash settlements	(24,012)	123
Amortization of deferred financing costs	5,120	3,506
Depreciation	4,620	2,788
Severance	1,255	871
Other(1)	25,774	8,038
Adjusted pre-tax income	132,031	89,497
Adjusted income taxes(2)	13,071	8,860
Adjusted Net Income	$118,960	$80,637

Weighted-average shares of Class A common stock outstanding - diluted	56,825	47,588
Dilutive effect of non-vested restricted shares of Class A common stock	3,526	1,982
Exchange of Class B common stock(3)	55,450	51,811
Adjusted dilutive weighted-average shares outstanding	115,801	101,381

Adjusted Diluted EPS	$1.03	$0.80

Diluted loss per share	$(0.74)	$(0.64)
Effect of exchange of Class B common stock and net loss attributable to noncontrolling interests per share	0.08	0.07
Other adjustments to loss per share	1.80	1.46
Adjusted income taxes per share	(0.11)	(0.09)
Adjusted Diluted EPS	$1.03	$0.80
___________
(1)    Other addbacks to Adjusted Net Income include certain expenses that are considered to be non-recurring or non-operational, including certain recruiting costs, remediation efforts, professional fees, litigation costs and bonuses.
(2)    Represents corporate income taxes at assumed effective tax rate of 9.9% applied to adjusted pre-tax income.
(3)    Assumes the full exchange of Class B common stock for Class A common stock pursuant to the Amended LLC Agreement.
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
The following table sets forth our commissions and fees by Operating Group and for Corporate and Other by amount and as a percentage of our commissions and fees:

Commissions and Fees by Operating Group (in thousands, except percentages)
	For the Years Ended December 31,
	2022		2021
		Percent of Business		Percent of Business	Variance
Operating Group	Amount		Amount		Amount	%
Middle Market	$558,776	57%	$363,822	64%	$194,954	54%
Specialty	307,748	31%	144,455	25%	163,293	113%
MainStreet	118,581	12%	34,344	6%	84,237	245%
Medicare	38,457	4%	27,392	5%	11,065	40%
Corporate and Other	(42,842)	(4)%	(2,723)	—%	(40,119)	n/m
	$980,720		$567,290		$413,430
__________
n/m    not meaningful
Commissions and fees for our Middle Market Operating Group increased $195.0 million year over year as a result of the Partnership Contribution of $142.7 million and organic growth of $52.1 million. Organic growth included $43.7 million related to core commissions and fees and $8.4 million related to contingent and other revenue.
Commissions and fees for our Specialty Operating Group increased $163.3 million year over year as a result of the Partnership Contribution of $91.9 million and organic growth of $67.8 million. Organic growth included $63.9 million attributable to our renters and homeowners insurance products, of which $27.1 million is related to the QBE Program Administrator Agreement, and $3.9 million related to contingent and other revenue.
Commissions and fees for our MainStreet Operating Group increased $84.2 million year over year as a result of the Partnership Contribution of $40.8 million, intercompany revenue of $35.6 million and organic growth of $7.9 million, primarily related to base commissions and fees. Organic growth included $6.1 million related to core commissions and fees and $1.8 million related to contingent and other revenue.
Commissions and fees for our Medicare Operating Group increased $11.1 million year over year as a result of the Partnership Contribution of $5.5 million and organic growth of $4.8 million, the majority of which was related to core commissions.
The amount reported for Corporate and Other relates to the elimination of intercompany revenue. During 2022, the Middle Market Operating Group recorded intercompany commissions and fees revenue from activity with the Specialty Operating Group of $1.7 million; the Specialty Operating Group recorded intercompany commissions and fees from activity with itself of $3.7 million; the MainStreet Operating Group recorded intercompany commissions and fees from activity with the Middle Market and Specialty Operating Groups of $36.1 million; and the Medicare Operating Group recorded intercompany commissions and fees revenue from activity with itself of $1.3 million. These amounts were eliminated through Corporate and Other.
The substantial increase in intercompany commissions and fees is related to the QBE Program Administrator Agreement. A portion of the revenue recognized by the Specialty Operating Group related to this agreement is passed through to the MainStreet Operating Group, who serves as the retail agent. We expect that revenue relating to this agreement will continue to grow as we serve as the MGA on more intersegment revenue such as homeowners insurance sold through the MainStreet Operating Group.

Commissions, Employee Compensation and Benefits
The following table sets forth our commissions, employee compensation and benefits by Operating Group and for Corporate and Other by amount and as a percentage of our commissions, employee compensation and benefits:

Commissions, Employee Compensation and Benefits by Operating Group (in thousands, except percentages)
	For the Years Ended December 31,
	2022		2021
		Percent of Business		Percent of Business	Variance
Operating Group	Amount		Amount		Amount	%
Middle Market	$385,492	54%	$234,652	58%	$150,840	64%
Specialty	218,859	31%	102,824	26%	116,035	113%
MainStreet	72,763	10%	22,884	6%	49,879	218%
Medicare	24,969	3%	16,309	4%	8,660	53%
Corporate and Other	17,362	2%	23,381	6%	(6,019)	(26)%
	$719,445		$400,050		$319,395
Commissions, employee compensation and benefits expenses increased across all Operating Groups year over year. The Partnership Contribution accounted for $82.0 million, $30.2 million, $37.9 million, and $3.9 million of the increase to commissions, employee compensation and benefits expenses in the Middle Market, Specialty, MainStreet and Medicare Operating Groups, respectively. The remaining increase in commissions, employee compensation and benefits expenses across all Operating Groups can be attributed to higher commissions expense relating to our organic growth, higher compensation and benefits related to continued investments in our Growth Services team to support our growth, which costs are primarily allocated among the Operating Groups. In addition, there have been significant increases in the cost of human capital in the current year as a result of the increasingly competitive market and the inflationary environment, which has impacted employee compensation and benefits costs.
Commissions, employee compensation and benefits expenses for Corporate and Other decreased year over year primarily as a result of an increase of $40.1 million in the elimination of intercompany expense, offset in part by $28.2 million of additional share-based compensation expense.
The substantial increase in intercompany commissions, employee compensation and benefits expense for 2022 is related to the QBE Program Administrator Agreement. We expect that commissions, employee compensation and benefits expense relating to this agreement will continue to grow as we serve as the MGA on more intersegment revenue such as homeowners insurance sold through the MainStreet Operating Group.
Other Operating Expenses
The following table sets forth our other operating expenses by Operating Group and for Corporate and Other by amount and as a percentage of our other operating expenses:

Other Operating Expenses by Operating Group (in thousands, except percentages)
	For the Years Ended December 31,
	2022		2021
		Percent of Business		Percent of Business	Variance
Operating Group	Amount		Amount		Amount	%
Middle Market	$73,638	42%	$50,037	49%	$23,601	47%
Specialty	31,313	18%	13,716	13%	17,597	128%
MainStreet	17,736	10%	4,970	5%	12,766	257%
Medicare	7,966	5%	5,289	5%	2,677	51%
Corporate and Other	43,055	25%	28,150	28%	14,905	53%
	$173,708		$102,162		$71,546

Other operating expenses for our Middle Market Operating Group increased $23.6 million year over year, driven by higher costs for dues and subscriptions of $9.4 million from Partnership integration costs and our investment in technology to support our growth, rent expense of $5.8 million relating to expansion of our operating locations, travel and entertainment of $5.5 million relating to integration of our Partnerships, settlement expense of $2.0 million, licenses and taxes and Colleague education and welfare relating to investments in our Colleagues of $1.7 million each, and advertising and marketing of $1.3 million. These increases were partially offset by lower costs for professional fees of $2.3 million.
Other operating expenses for our Specialty Operating Group increased $17.6 million year over year, driven by higher costs for dues and subscriptions of $8.3 million from Partnership integration costs, primarily associated with the QBE Program Administrator Agreement, and investment in technology to support our growth, travel and entertainment of $2.5 million relating to integration of our Partnerships, bank charges and rent expense of $0.9 million each, bad debt expense of $0.8 million, consulting fees of $0.7 million, and licenses and taxes and Colleague education and welfare relating to investments in our Colleagues of $0.6 million each.
Other operating expenses for our MainStreet Operating Group increased $12.8 million year over year, driven by higher costs for advertising and marketing of $4.1 million, rent expense of $2.6 million relating to expansion of our operating locations, professional fees of $1.7 million, dues and subscriptions of $1.5 million from our investment in technology to support our growth, and recruiting expense of $0.7 million relating to the increased cost of human capital.
Other operating expenses for our Medicare Operating Group increased $2.7 million year over year, driven by higher costs for advertising and marketing of $1.9 million and dues and subscriptions of $0.6 million.
Other operating expenses in Corporate and Other increased $14.9 million year over year due to higher costs for travel and entertainment of $3.8 million, dues and subscriptions of $2.7 million relating to our investment in technology to support our growth, Colleague education and welfare of $2.4 million relating to investments in our Colleagues, repairs and maintenance of $2.2 million, advertising and marketing of $1.7 million and licenses and taxes of $1.5 million.
Amortization Expense
The following table sets forth our amortization by Operating Group and for Corporate and Other by amount and as a percentage of our amortization:

Amortization Expense by Operating Group (in thousands, except percentages)
	For the Years Ended December 31,
	2022		2021
		Percent of Business		Percent of Business	Variance
Operating Group	Amount		Amount		Amount	%
Middle Market	$50,209	61%	$34,056	70%	$16,153	47%
Specialty	16,946	21%	11,326	23%	5,620	50%
MainStreet	12,809	16%	1,617	3%	11,192	n/m
Medicare	1,769	2%	1,716	4%	53	3%
Corporate and Other	5	—%	5	—%	—	—%
	$81,738		$48,720		$33,018
__________
n/m    not meaningful
Amortization expense increased across our Middle Market, Specialty and MainStreet Operating Groups year over year, driven by amortization of intangible assets recorded in connection with Partnerships during 2021 and 2022. Amortization for the Medicare Operating Group was relatively flat.

Change in Fair Value of Contingent Consideration
The following table sets forth our change in fair value of contingent consideration by Operating Group by amount and as a percentage of our change in fair value of contingent consideration:

Change in Fair Value of Contingent Consideration by Operating Group (in thousands, except percentages)
	For the Years Ended December 31,
	2022		2021
		Percent of Business		Percent of Business	Variance
Operating Group	Amount		Amount		Amount	%
Middle Market	$26,429	82%	$32,735	73%	$(6,306)	(19)%
Specialty	5,354	16%	11,881	26%	(6,527)	(55)%
MainStreet	253	1%	926	2%	(673)	(73)%
Medicare	271	1%	(346)	(1)%	617	(178)%
	$32,307		$45,196		$(12,889)
The change in fair value of contingent consideration for 2022 was impacted by changes in growth trends of certain partners, offset in part by high market volatility and rising interest rates, which resulted in an overall higher contingent earnout liability value.
LIQUIDITY AND CAPITAL RESOURCES
Our primary liquidity needs for the foreseeable future will include cash to (i) provide capital to facilitate the organic growth of our business and to fund future Partnerships, (ii) pay operating expenses, including cash compensation to our employees and expenses related to being a public company, (iii) make payments under the Tax Receivable Agreement, (iv) pay interest and principal due on borrowings under the JPM Credit Agreement, (v) pay contingent earnout liabilities, (vi) pay income taxes, and (vii) fund potential investments in third party businesses that support the growth of our business, which may include the sponsorship of, and a minority, non-controlling interest in, an investment fund, the purpose of which may include facilitating the establishment of additional and alternative capacity that supports the growth of our MGA of the Future business. We have historically financed our operations and funded our debt service through the sale of our insurance products and services, and we have financed significant cash needs to fund growth through the acquisition of Partners through debt and equity financing.
As of December 31, 2022, our cash and cash equivalents were $118.1 million and we had $95.0 million of available borrowing capacity on the Revolving Facility under the JPM Credit Agreement. We believe that our cash and cash equivalents, cash flow from operations and available borrowings will be sufficient to fund our working capital and meet our commitments for the next twelve months and beyond. In connection with our continuous exploration of Partnership opportunities, we will consider raising additional debt or equity financing if and as necessary to support our growth.
See Item 1A. “Risk Factors—Risks Relating to our Business—Partnerships have been, and may in the future continue to be, important to our growth. We may not be able to successfully identify and acquire Partners or integrate Partners into our company, and we may become subject to certain liabilities assumed or incurred in connection with our Partnerships that could harm our business, results of operations and financial condition.”
JPM Credit Agreement
As of December 31, 2021, our JPM Credit Agreement provided for senior secured credit facilities in an aggregate principal amount of $1.325 billion, which consisted of (i) a term loan facility in the principal amount of $850.0 million maturing in October 2027 (the “Term Loan B”) and (ii) a revolving credit facility with commitments in an aggregate principal amount of $475.0 million maturing in 2025 (the “Revolving Facility”).
On March 28, 2022, BRP entered into Amendment No. 5 to the JPM Credit Agreement, under which (i) the aggregate principal commitment amount of the Revolving Facility was increased from $475.0 million to $600.0 million and (ii) the interest rate on the Revolving Facility changed to the SOFR, plus a credit spread adjustment of 10 bps, plus an amount between 200 bps and 300 bps based on the total net leverage ratio, (iii) the total net leverage ratio covenant increased to 7.0x consolidated EBITDA and (iv) the maturity of the Revolving Facility was extended to April 1, 2027. The other terms of the Revolving Facility and the terms of the Term Loan B remained unchanged. Amendment No. 5 to the JPM Credit Agreement provided us incremental capacity to assist in funding our Partnership pipeline during 2022 with a reduction in our cost of capital.

The Term Loan B bears interest at LIBOR plus 350 bps with a LIBOR floor of 50 bps. The applicable interest rate on the Term Loan B at December 31, 2022 was 7.79%. Borrowings under the Revolving Facility accrue interest at SOFR plus 210 bps to SOFR plus 310 bps based on total net leverage ratio. BRP will pay a letter of credit fee equal to the margin then in effect with respect to SOFR loans under the Revolving Facility multiplied by the daily amount available to be drawn under any letter of credit, a fronting fee and any customary documentary and processing charges for any letter of credit issued under the JPM Credit Agreement. The outstanding borrowings on the Revolving Facility of $505.0 million had an applicable interest rate of 7.41% at December 31, 2022. The Revolving Facility is also subject to a commitment fee of 0.40% on the unused capacity at December 31, 2022.
We have entered into interest rate cap agreements to limit the potential impact of interest rate changes on cash flows. The interest rate caps limit the variability of the base rate to the amount of the cap. The interest rate cap agreements in place at December 31, 2022 mitigate the interest rate volatility on $300.0 million to a maximum base rate of 1.50% and mitigate the interest rate volatility on $1.2 billion of debt to a maximum base rate of 7.00%.
The outstanding principal balance on the Term Loan B of $838.1 million at December 31, 2022 is required to be repaid in equal quarterly installments equal to approximately 0.2506% of the original principal amount of the Term Loan B, the balance of which is due at maturity. Outstanding borrowings under the Revolving Facility are not subject to amortization.
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
Sources and Uses of Cash
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated:

	For the Years Ended December 31,		Variance
(in thousands)	2022	2021
Net cash provided by (used in) operating activities	$(2,462)	$40,129	$(42,591)
Net cash used in investing activities	(414,357)	(678,473)	264,116
Net cash provided by financing activities	419,553	724,059	(304,506)
Net increase in cash and cash equivalents and restricted cash	2,734	85,715	(82,981)
Cash and cash equivalents and restricted cash at beginning of year	227,737	142,022	85,715
Cash and cash equivalents and restricted cash at end of year	$230,471	$227,737	$2,734
Operating Activities
The primary sources and uses of cash for operating activities are net income (loss) adjusted for non-cash items and changes in assets and liabilities, or operating working capital, and payment of contingent earnout consideration. Net cash provided by operating activities decreased $42.6 million year over year driven by an increase in cash payments for contingent earnout consideration in excess of the liability recognized at the acquisition date of $45.1 million from Partnerships that have outperformed on our platform since the date of Partnership. An increase in premiums, commissions and fees receivable of $118.5 million also reduces cash as a result of revenue growth and the changes in revenue seasonality of our business given the underlying revenue streams of Partnerships. These decreases were partially offset by an increase in cash from a higher balance in accounts payable, accrued expenses and other current liabilities of $118.2 million related, in part, to the aforementioned revenue growth and changes in seasonality of our business.
Investing Activities
The primary sources and uses of cash for investing activities relate to cash consideration paid to fund Partnerships and other investments to grow our business. Net cash used in investing activities decreased $264.1 million year over year driven by a decrease in cash consideration paid for Partnership activity of $280.0 million due to fewer Partnerships completed during 2022, offset in part by an increase in capital expenditures of $16.7 million as a result of software development projects for infrastructure to support our business, including key customer relationship management software, and other purchases to support our growth.

Financing Activities
The primary sources and uses of cash for financing activities relate to the issuance of our Class A common stock; debt servicing costs in connection with the JPM Credit Agreement, as well as purchases, sales and settlements of interest rate caps to mitigate interest rate volatility on that debt; payment of contingent earnout consideration; and other equity transactions. Net cash provided by financing activities decreased $304.5 million year over year driven by a decrease in net proceeds of $268.3 million from an equity raise completed during 2021, an increase in payments of contingent earnout consideration up to the amount of purchase price accrual of $40.6 million and a decrease in net borrowings on our credit facilities of $9.3 million. This activity was partially offset by an increase in cash from interest rate cap activity of $23.9 million.
Contractual Obligations and Commitments
The following table represents our contractual obligations and commitments, aggregated by type, at December 31, 2022:

		Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$120,222	$18,776	$37,945	$33,250	$30,251
Debt obligations payable(2)	1,806,995	110,891	219,793	1,476,311	—
Maximum future acquisition contingency payments(3)	954,264	132,513	811,751	10,000	—
USF Grant	4,740	540	1,704	1,696	800
Total	$2,886,221	$262,720	$1,071,193	$1,521,257	$31,051
__________
(1)    Represents noncancelable operating leases for our facilities. Operating lease expense was $19.9 million and $13.1 million for the years ended December 31, 2022 and 2021, respectively.
(2)    Represents scheduled debt obligation and interest payments under the JPM Credit Agreement.
(3)    Includes $266.9 million of current and non-current estimated contingent earnout liabilities at December 31, 2022.
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
Borrowings under our JPM Credit Agreement include $838.1 million under the Term Loan B and $505.0 million on the Revolving Facility. Interest payable on outstanding borrowings on the Term Loan B and Revolving Facility in the table above was calculated based on applicable interest rates at December 31, 2022 of 7.79% and 7.41%, respectively, through their respective expiration dates of October 2027 and April 2027.
Substantially all of our Partnerships and certain acquisitions of select books of business that do not constitute a complete business enterprise include contractual earnout provisions. We record an estimation of the fair value of the contingent earnout obligations at the Partnership date as a component of the consideration paid. Our contingent earnout obligations are measured at fair value at each reporting period based on the present value of the expected future payments to be made to Partners in accordance with the provisions outlined in the respective purchase agreements. The recorded obligations are based on estimates of the Partners' future performance using financial projections for the earnout period. The maximum future contingent payment obligation at December 31, 2022 was $954.3 million, of which $63.1 million must be settled in cash and the remaining $891.2 million can be settled in cash or stock at our option. The aggregate estimated contingent earnout liabilities included on our consolidated balance sheet at December 31, 2022 was $266.9 million, of which $23.9 million must be settled in cash and the remaining $243.0 million can be settled in cash or stock at our option.
As of December 31, 2022, we have a commitment to USF to donate an aggregate $4.7 million through October 2028. The gift will provide support for the School of Risk Management and Insurance in the USF Muma College of Business. It is currently anticipated that Lowry Baldwin, our Board Chair, will fund half of this commitment.

Effects of Inflation
Certain of our lease agreements feature annual rent escalations either fixed or based on a consumer price index or other index, which, historically, have not had a material impact on our results of operations, including our results of operations for the years ended December 31, 2022, 2021 and 2020. Given the recent rise in inflation, we anticipate the inflation rate increase for the upcoming year to be higher than those of past years. Despite this anticipated increase, we do not anticipate the inflation rate increase for 2023 to have a material impact on our results of operations. We have monitored and will continue to monitor the components of compensation costs and operating expenses for the potential impact of inflation.
Off-Balance Sheet Arrangements
We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any activities that expose us to any liability that is not reflected in our consolidated financial statements except for those described under this Liquidity and Capital Resources section.
Dividend Policy
Assuming BRP makes distributions to its members in any given year, the determination to pay dividends, if any, to our Class A common stockholders out of the portion, if any, of such distributions remaining after our payment of taxes, Tax Receivable Agreement payments and expenses (any such portion, an “excess distribution”) will be made at the sole discretion of our board of directors. Our board of directors may change our dividend policy at any time. See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy.
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
Holders of BRP’s LLC Units (other than BRP Group) may, subject to certain conditions and transfer restrictions described above, redeem or exchange their LLC Units for shares of Class A common stock of BRP Group on a one-for-one basis. BRP intends to make an election under Section 754 of the Internal Revenue Code of 1986, as amended, and the regulations thereunder (the “Code”) effective for each taxable year in which a redemption or exchange of LLC Units for shares of Class A common stock occurs, which is expected to result in increases to the tax basis of the assets of BRP at the time of a redemption or exchange of LLC Units. The redemptions or exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of BRP. These increases in tax basis may reduce the amount of tax that BRP Group would otherwise be required to pay in the future. We have entered into a Tax Receivable Agreement with BRP’s LLC Members that provides for the payment by us to BRP’s LLC Members of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of (i) any increase in tax basis in BRP Group’s assets resulting from (a) the purchase of LLC Units from any of BRP’s LLC Members using the net proceeds from any future offering, (b) redemptions or exchanges by BRP’s LLC Members of LLC Units for shares of our Class A common stock or (c) payments under the Tax Receivable Agreement and (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the Tax Receivable Agreement. This payment obligation is an obligation of BRP Group and not of BRP. For purposes of the Tax Receivable Agreement, the cash tax savings in income tax will be computed by comparing the actual income tax liability of BRP Group (calculated with certain assumptions) to the amount of such taxes that BRP Group would have been required to pay had there been no increase to the tax basis of the assets of BRP as a result of the redemptions or exchanges and had BRP Group not entered into the Tax Receivable Agreement. Estimating the amount of payments that may be made under the Tax Receivable Agreement is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. While the actual increase in tax basis, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of redemptions or exchanges, the price of shares of our Class A common stock at the time of the redemption or exchange, the extent to which such redemptions or exchanges are taxable, the amount and timing of our income, the tax rates then applicable and the portion of our payments under the Tax Receivable Agreement constituting imputed interest. We account for the effects of these increases in tax basis and associated payments under the Tax Receivable Agreement arising from future redemptions or exchanges as follows:

•we record an increase in deferred tax assets for the estimated income tax effects of the increases in tax basis based on enacted federal and state tax rates at the date of the redemption or exchange;
•to the extent we estimate that we will not realize the full benefit represented by the deferred tax asset, based on an analysis that will consider, among other things, our expectation of future earnings, we reduce the deferred tax asset with a valuation allowance; and
•we record 85% of the estimated realizable tax benefit (which is the recorded deferred tax asset less any recorded valuation allowance) as an increase to the liability due under the Tax Receivable Agreement and the remaining 15% of the estimated realizable tax benefit as an increase to additional paid-in capital.
All of the effects of changes in any of our estimates after the date of the redemption or exchange will be included in net income. Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income.
During 2022, we exchanged 1,841,134 LLC Units of BRP on a one-for-one basis for shares of BRP Group's Class A common stock and cancelled the corresponding shares of BRP Group's Class B common stock. We receive an increase in our share of the tax basis in the net assets of BRP due to the interests being redeemed. We have assessed the realizability of the net deferred tax assets and in that analysis have considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. We have recorded a full valuation allowance against the deferred tax assets at BRP Group as of December 31, 2022, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances.
Deferred Tax Assets
To determine the realizability of our deferred tax assets, we analyzed if the Company was in a cumulative pre-tax income or loss position over a three-year period (2020, 2021 and 2022). Based on the analysis, the Company is in a pre-tax book loss position, and therefore we have determined that its deferred tax assets are not more likely than not to be realized. Accordingly, we maintain a full valuation allowance against our deferred tax assets. As the Company emerges from its cumulative loss position, we will reassess the realizability of our deferred tax assets and the necessity for a full valuation allowance.
RECENT ACCOUNTING PRONOUNCEMENTS
Please refer to Note 1 to our consolidated financial statements included in Item 8. Financial Statements of this Annual Report on Form 10-K for a discussion of recent accounting pronouncements that may impact us.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our consolidated financial statements are prepared in accordance with GAAP, which requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates, judgments and assumptions are continually evaluated based on historical experience, known or expected trends, independent valuations and other factors we believe to be reasonable under the circumstances. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Our most critical accounting policies and estimates, as discussed below, govern the more significant judgments and estimates used in the preparation of our consolidated financial statements.
Revenue Recognition
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
Commissions revenue is recorded net of an allowance for estimated policy cancellations. The allowance for estimated policy cancellations is determined based on an evaluation of historical and current cancellation data.
We are entitled to commissions each year for multi-year Medicare contracts. We are required to estimate the total expected value of future renewal commissions for all new policies in the year in effect. A risk of significant reversal exists for renewal policies and is influenced by external factors outside of our control including (1) policyholder discretion over plans and Insurance Company Partner relationships, (2) political influence, and (3) a contractual provision, which limits our right to receive renewal commissions to ongoing compliance and regulatory approval of the relevant Insurance Company Partner and compliance with the Centers for Medicare and Medicaid Services.
Profit-sharing commissions represent a form of variable consideration, which includes additional commissions over base commissions received from Insurance Company Partners. A constraint of variable consideration is necessary when commissions and fees are subject to significant reversal. Profit-sharing commissions associated with loss performance are uncertain, and therefore, are subject to significant reversal as loss data remains subject to material change. Management estimates profit-sharing commissions using historical outcomes and known trends impacting premium volume or loss ratios, subject to a constraint. The constraint is relieved when management estimates commissions and fees that are not subject to significant reversal, which often coincides with the earlier of written notification from the Insurance Company Partner that the target has been achieved or cash collection. Year-end amounts incorporate estimates subject to a constraint or where applicable, are based on confirmation from Insurance Company Partners after calculation of premium volume or loss ratios that are impacted by catastrophic losses.
Costs to obtain contracts includes compensation in the form of producer commissions paid on new business. These incremental costs are capitalized as deferred commission expense and amortized over five years, which represents management’s estimate of the average period over which a Client maintains its initial coverage relationship with the original Insurance Company Partner.
The nature of estimates used in recognizing commissions and fees revenue do not involve a significant level of subjectivity, judgment, or estimation uncertainty that could have a material impact on the Company's results of operations.
We have determined that there are significant judgments and uncertainties included in the application of guidance for valuation of acquired relationships; impairment of long-lived assets and goodwill; valuation of contingent consideration; share-based compensation related to performance-based restricted stock unit awards; and valuation allowance for deferred tax assets. The nature of the estimates and assumptions used and the impact the estimates and assumptions could have on our actual results are discussed in the tables below.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Valuation of Acquired Relationships
We acquire significant intangible assets in connection with our strategic acquisitions of a business. The valuation of the acquired business includes determining the fair value of the assets acquired and liabilities assumed on the acquisition date. We anticipate that for most acquisitions, we will exercise significant judgment in estimating the fair value of intangible assets.

In a typical acquisition, acquired relationships are our most significant definite-lived intangible asset. In valuing these relationships, we engage a third-party valuation expert to fair value these assets using a version of the income approach known as the “excess earnings method.”

The excess earnings method uses a discounted cash flow approach that is derived from historical information, future revenue and operating profit margins, contributory asset charges, and the selection of an appropriate discount rate. We consider this approach the most appropriate valuation technique because the inherent value of these assets is their ability to generate current and future income.
Future revenue growth, future operating performance margin as a percentage of revenues, attrition rate, and discount rate applied are the significant estimates used in the excess earnings method to determine the fair value of the relationships. These estimates are influenced by many factors, including historical financial information, estimated retention rates, and management's expectations for future growth as a combined company.

Another estimate that impacts the valuation is the contributory charge for (i) the acquired workforce, which involves management assumptions based on historical experience, including interview time and new hire productivity, and (ii) the use of trade names or technology, which involves the selection of an appropriate royalty rate for the use of these intangible assets.

The estimated life is determined by calculating the number of years necessary to obtain 95% of the value of the discounted cash flows of the relationships and is directly tied to the accuracy of the above assumptions.
We have not made any changes in the accounting methodology used to determine the fair value of relationships during the last three years.

If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop the values of the identifiable intangible assets, then we could record material impairment losses.

With all other assumptions held constant, a 10% increase in the calculated fair value of the Westwood acquired relationships would increase our annual amortization expense by $0.7 million in 2022.

See the “Impairment of Long-Lived Assets” critical accounting estimate for information about impairment evaluations.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Impairment of Long-Lived Assets
We evaluate our amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. These events and circumstances include, but are not limited to: higher than expected attrition for relationships; a current expectation that a long-lived asset will be disposed of significantly before the end of its previously estimated useful life, such as when we classify a business as held for sale; a significant adverse change in the extent or manner in which we use a long-lived asset; or a change in the physical condition of a long-lived asset.

Undiscounted cash flow analyses are used to determine if impairment exists; if impairment is determined to exist, the loss is calculated based on estimated fair value.	Our impairment evaluations require us to apply judgment in determining whether a triggering event has occurred, including the evaluation of whether it is more-likely-than-not that a long-lived asset will be disposed of significantly before the end of its previously estimated useful life. Incorrect estimation of useful lives may result in inaccurate depreciation and amortization charges over future periods leading to future impairment.

Our impairment loss calculations contain uncertainties because they require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values, including forecasting useful lives of the assets and selecting the discount rate that reflects the risk inherent in future cash flows.
During the last three years, we have not made any changes in the accounting methodology used to evaluate the impairment of long-lived assets or to estimate the useful lives of our long-lived assets.

At December 31, 2022, we had $1.1 billion of intangible assets, which are included in each of our reporting units at the following amounts:

Middle Market—$725.4 million

Specialty—$129.3 million

MainStreet—$209.8 million

Medicare—$32.4 million

We performed a qualitative analysis of each of our reporting units as of October 1, 2022 and determined that there were no events or changes in circumstances that had occurred to indicate that the carrying amount of our long-lived assets may not be recoverable. Therefore, we concluded that there were no indicators of impairment.

Impairment of Goodwill
Goodwill is not amortized but rather tested at least annually for impairment, or more often if events or changes in circumstances indicate it is more-likely-than-not that the carrying amount of the asset may not be recoverable. Goodwill is tested for impairment at the reporting unit level, which represents the operating segment. Goodwill is tested for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, including goodwill. We may elect not to perform the qualitative assessment for some or all of our reporting units and instead perform a quantitative impairment test.

We estimate the fair value of each reporting unit using a combination of the income approach and the market approach.

The income approach incorporates the use of a discounted cash flow method in which the estimated future cash flows and terminal value are calculated for each reporting unit and then discounted to present value using an appropriate discount rate.	Our impairment evaluations require us to apply judgment in determining whether a triggering event has occurred.

The valuation of our reporting units requires significant judgment in evaluation of recent indicators of market activity and estimated future cash flows, discount rates, and other factors. Our impairment analyses contain inherent uncertainties due to uncontrollable events that could positively or negatively impact anticipated future economic and operating conditions.

In making these estimates, the weighted-average cost of capital is utilized to calculate the present value of future cash flows and terminal value. Many variables go into estimating future cash flows, including estimates of our future revenue growth and operating results. When estimating our projected revenue growth and future operating results, we consider industry trends, economic data, and our competitive advantage.

The market approach estimates fair value of a reporting unit by using market comparables for reasonably similar public companies.
During the last three years, we have not made any changes in the accounting methodology used to evaluate impairment of goodwill.

At December 31, 2022, we had $1.4 billion of goodwill. Our goodwill is included in each of our Operating Groups at the following amounts:

Middle Market — $906.1 million

Specialty — $271.4 million

MainStreet — $213.6 million

Medicare — $30.9 million

A quantitative goodwill impairment analysis was performed for each of our reporting units as of October 1, 2022. Based on these studies, the implied fair value of each of our reporting units was substantially in excess of its carrying value. Therefore, we concluded there were no indicators of impairment. A 10% decrease in the estimated fair value of any of our reporting units would not have resulted in a different conclusion.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Valuation of Contingent Consideration
Substantially all of our Partnerships and certain acquisitions of select books of business that do not constitute a complete business enterprise include contingent consideration arrangements, which are based on the acquired company achieving thresholds related to revenues, total insured value or number of rented units. The structure of these contingent earn-out arrangements can reduce the risk of overpaying for acquisitions if the projected financial results are not achieved.

The fair values of these contingent consideration arrangements are included as part of the purchase price of the acquired companies on their respective acquisition dates. For each transaction, we estimate the fair value of contingent earnout payments as part of the initial purchase price and record the estimated fair value of contingent consideration as a liability on the consolidated balance sheets. The fair values of the earnout arrangements are estimated by discounting the expected future contingent payments to present value using a variation of the income approach, specifically using a Monte Carlo Simulation approach. We have 35 acquisitions with a corresponding contingent consideration liability still outstanding.
The fair value of the contingent consideration arrangements is estimated by simulating the metrics corresponding to a payment using a Monte Carlo Simulation approach and discounting the expected future contingent payments to present value. The key assumptions used in our valuation were: (i) forecast of revenue, total insured value or number of rented units, (ii) the volatility associated with the revenues, total insured value or number of rented units, (iii) risk-adjusted discount rate applied to forecasted revenues, total insured value or number of rented units, and (iv) the credit-adjusted discount rate related to the payment of the contingent consideration.

These estimates are influenced by many factors, including historical financial information, guideline public company data, and management's expectations for future revenue of the acquired businesses, total insured value and number of rented units, as well as market conditions, economic conditions and the company’s performance. Changes in these inputs could have a significant impact on the fair value of the contingent consideration liability.
We review and re-assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could be materially different from the initial estimates or prior quarterly amounts. Any changes in the estimated fair value of contingent considerations and adjustments to the estimated fair value related to unobservable inputs will be recognized within change in fair value of contingent consideration in the consolidated statements of comprehensive loss. We recognized $32.3 million of expense related to the change in fair value of contingent consideration in 2022.

At December 31, 2022, we recorded $266.9 million of contingent consideration liabilities related to the 35 contingent consideration arrangements still outstanding and the total potential maximum of the contingent consideration payments is $954.3 million. If all remaining revenue, insured value and rental units targets were achieved, our Partners would be entitled payments of up to $132.5 million in calendar year 2023 for achieving targets through September 30, 2023; $480.4 million in calendar year 2024 for achieving targets through September 30, 2024; $331.4 million in calendar year 2025 for achieving targets through September 30, 2025; and $10.0 million in calendar year 2026 for achieving targets through September 30, 2026. If the actual achievement of contingent considerations payments in 2023 through 2026 was at the maximum target amounts, we would record an additional $687.3 million of expense over the next four years.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Share-Based Compensation Related to Performance-Based Restricted Stock Unit Awards (“PSUs”)
We issue PSUs to our executive officers in connection to our Long-Term Incentive Plan (“LTIP”) that is adopted each year. These PSUs have historically been granted with market-based conditions and may include a performance-based condition. The PSUs granted under the LTIP in 2022 were based on two market conditions and a performance condition. Performance is measured over the three-year vesting period and the achievement with respect to each condition contributes a percentage to the overall PSUs earned.
The market conditions measure BRP Group's relative total shareholder return, which is determined by comparing BRP Group's total shareholder return to that of two benchmark groups: a peer group and the Russel 3000 Index. Total shareholder return is calculated using the simple average trading price of our common stock for the 30-day trading period prior to the beginning and at the end of the performance period.
We engaged a third-party valuation expert to assist in the valuation of relative performance for the determination of the PSUs grant date fair value. The valuation expert used the Monte Carlo analysis, which is used to model all potential outcomes by running multiple iterations of relative shareholder return over the vesting period.

Relative performance is subject to varying degrees of expected volatilities, and correlation to a combination of simulated end stock price values. The Monte Carlo method allows for the combination of simulated end stock price values throughout the vesting schedule to estimate relative performance.
Significant assumptions utilized in the Monte Carlo analysis include historical stock price data, a range of expected future stock price data, volatility, correlations, risk-free rate and the term of the awards.
A statistical sample was selected of 99 publicly-traded companies from within the peer group and the Russel 3000 Index, which made up the benchmark companies. A combined 100,000 iterations of probable outcomes were generated using a range of assumptions for BRP Group and the benchmark companies.
Volatility, which is subject to significant judgment, was estimated for BRP Group and each of the benchmark companies using an average of one-year historical stock price data and Bloomberg’s reported implied volatility on the valuation date, as an estimate of future volatility. The volatility effects the range of stock price data utilized in the iterations of the model over the term of the awards. The correlations of the results generated by the model for BRP Group and the benchmark companies result in the valuation of relative performance of the PSUs.
We monitor the performance metrics of the awards over the vesting period and adjust compensation expense based on how each performance metric is tracking toward its respective performance goal. We recognized $4.2 million in compensation expense related to our outstanding PSUs during 2022, of which $2.9 million related to the relative performance metrics. We expect to recognize additional compensation expense of $4.9 million for PSUs related to relative performance goals.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Valuation Allowance for Deferred Tax Assets
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

We are required to establish a valuation allowance for deferred tax assets and record a charge to income if it is determined, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized.	Our evaluation of the realizability of the deferred tax assets contains uncertainties because it requires management to make assumptions and to apply judgment to estimate future net income or net loss before taxes. It also requires management to consider significant, objective evidence that we will more likely than not be able to realize our deferred tax assets in the future.

Many variables go into estimating future net income or net loss before taxes, including estimates of our future revenue growth and management's expectations of ongoing investments.	We review and re-assess our cumulative three-year loss before income taxes on a quarterly basis.

During the last three years, we have not made any changes in the accounting methodology used to evaluate the realizability of the deferred tax assets.

Deferred tax assets have been reduced by a full valuation allowance at December 31, 2022 due to a determination that it is more likely than not that all of the deferred tax assets will not be realized based on the weight of all available evidence.

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
Our invested assets are held primarily as cash and cash equivalents and restricted cash. To a lesser extent, we may also utilize certificates of deposit, U.S. treasury securities and professionally managed short duration fixed income funds. These investments are subject to market risk. The fair values of our invested assets at December 31, 2022 and 2021 approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.
At December 31, 2022, we had $838.1 million and $505.0 million of borrowings outstanding under the Term Loan B and the Revolving Facility, respectively. These borrowings bear interest on a floating basis tied to either the prime rate or one of various other variable rates as defined in the JPM Credit Agreement. The variable rate currently in effect for the Term Loan B and the Revolving Facility is LIBOR and SOFR, respectively.
We have entered into interest rate cap agreements to limit the potential impact of interest rate changes on cash flows. The interest rate caps limit the variability of the base rate to the amount of the cap. The interest rate cap agreements in place at December 31, 2022 mitigate the interest rate volatility on $300.0 million of debt to a maximum base rate of 1.50% and mitigate the interest rate volatility on $1.2 billion of debt to a maximum base rate of 7.00%. Taking the interest rate cap agreements into consideration, an increase of 100 basis points on the variable interest rates in effect at December 31, 2022 would increase our annual interest expense for the JPM Credit Agreement by $10.4 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of BRP Group, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of BRP Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of comprehensive loss, of stockholders’ equity and mezzanine equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2021.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management has excluded three partnerships (Westwood Insurance Agency, Venture Captive Management, LLC and National Health Plans & Benefits Agency, LLC) from its assessment of internal control over financial reporting as of December 31, 2022 because they were acquired by the Company in purchase business combinations during 2022. We have also excluded these three partnerships from our audit of internal control over financial reporting. These partnerships are wholly-owned entities whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting collectively represent less than 1% and approximately 8%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Valuation of the Acquired Relationships Intangible Assets
As described in Notes 2 and 3 to the consolidated financial statements, the Company acquired intangible assets relating to acquired relationships with a total fair value of $189.8 million during the year ended December 31, 2022. Management assesses the fair value of acquired relationships by considering the estimated future cash flow benefits associated with ownership of the assets through the use of a recognized income approach valuation method. The valuation of these intangible assets involves significant assumptions concerning matters such as revenue and expense growth rates, customer attrition rates and discount rates.
The principal considerations for our determination that performing procedures relating to the valuation of the acquired relationships intangible assets is a critical matter are (i) the significant judgment by management in estimating the fair value of the acquired relationships intangible assets; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue and expense growth rates, customer attrition rates and discount rates (collectively referred to as the “significant assumptions”); and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s valuation of the acquired relationships intangible assets, including the development of the significant assumptions. These procedures also included, among others (i) reading the purchase agreements; (ii) testing the consideration transferred; and (iii) testing management’s process for estimating the fair value of the acquired relationships intangible assets. Testing management’s process included evaluating the appropriateness of the valuation method, testing the completeness and accuracy of underlying data provided by management, and evaluating the reasonableness of the significant assumptions. Evaluating the significant assumptions involved considering the historical performance of the acquired partnerships, the historical performance of the Company, as well as industry and economic performance and forecasts. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the Company’s valuation method and the reasonableness of the customer attrition rates and discount rates.
Valuation of Contingent Earnout Liabilities
As described in Note 19 to the consolidated financial statements, the Company’s contingent earnout liabilities balance was $266.9 million as of December 31, 2022. The fair value of the contingent earnout liabilities is based on Monte Carlo simulations that measure the present value of the expected future payments to be made to acquired companies or producers (“Partners”) in accordance with the provisions outlined in the respective purchase agreements. In determining the fair value, management estimates the Partner’s future performance using financial projections developed for the Partner and market participant assumptions that were derived for revenue growth, the number of rental units tracked or the insured value of sourced homeowners insurance. Management estimates future payments using the earnout formula and performance targets specified in each purchase agreement and the financial projections. These payments are discounted to present value using a risk-adjusted rate.
The principal considerations for our determination that performing procedures relating to the valuation of contingent earnout liabilities is a critical matter are (i) the significant judgment by management in estimating the fair value of the contingent earnout liabilities; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth and risk-adjusted discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s valuation of the contingent earnout liabilities, including the development of the significant assumptions related to revenue growth and risk-adjusted discount rates. These procedures also included, among others (i) reading the purchase agreements and terms related to the contingent earnout and (ii) testing management’s process for estimating the fair value of the contingent earnout liabilities. Testing management’s process included evaluating the appropriateness of the valuation method, testing the completeness and accuracy of underlying data provided by management, and evaluating the reasonableness of the significant assumptions related to revenue growth and risk-adjusted discount rates. Evaluating the significant assumptions related to revenue growth and risk-adjusted discount rates involved considering the historical performance of the Partners, the historical performance of the Company, as well as industry and economic performance and forecasts. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the Company’s valuation method and the reasonableness of the risk-adjusted discount rates.

/s/ PricewaterhouseCoopers LLP
Tampa, Florida
February 28, 2023
We have served as the Company’s auditor since 2019.

BRP GROUP, INC.
Consolidated Balance Sheets

	December 31,
(in thousands, except share and per share data)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$118,090	$138,292
Restricted cash	112,381	89,445
Premiums, commissions and fees receivable, net	531,992	340,837
Prepaid expenses and other current assets	9,823	8,151
Due from related parties	113	1,668
Total current assets	772,399	578,393
Property and equipment, net	25,405	17,474
Right-of-use assets	96,465	81,646
Other assets	45,935	25,586
Intangible assets, net	1,099,918	944,467
Goodwill	1,422,060	1,228,741
Total assets	$3,462,182	$2,876,307
Liabilities, Mezzanine Equity and Stockholders’ Equity
Current liabilities:
Premiums payable to insurance companies	$471,294	$315,907
Producer commissions payable	53,927	35,971
Accrued expenses and other current liabilities	125,743	92,223
Related party notes payable	1,525	61,500
Current portion of contingent earnout liabilities	46,717	35,088
Total current liabilities	699,206	540,689
Revolving line of credit	505,000	35,000
Long-term debt, less current portion	809,862	814,614
Contingent earnout liabilities, less current portion	220,219	223,501
Operating lease liabilities, less current portion	87,692	71,357
Other liabilities	164	3,590
Total liabilities	2,322,143	1,688,751
Commitments and contingencies (Note 20)
Mezzanine equity:
Redeemable noncontrolling interest	487	269
Stockholders’ equity:
Class A common stock, par value $0.01 per share, 300,000,000 shares authorized; 61,447,368 and 58,602,859 shares issued and outstanding at December 31, 2022 and 2021, respectively	614	586
Class B common stock, par value $0.0001 per share, 100,000,000 shares authorized; 54,504,918 and 56,338,051 shares issued and outstanding at December 31, 2022 and 2021, respectively	5	6
Additional paid-in capital	704,291	663,002
Accumulated deficit	(96,764)	(54,992)
Stockholder notes receivable	(42)	(219)
Total stockholders’ equity attributable to BRP Group	608,104	608,383
Noncontrolling interest	531,448	578,904
Total stockholders’ equity	1,139,552	1,187,287
Total liabilities, mezzanine equity and stockholders’ equity	$3,462,182	$2,876,307

See accompanying Notes to Consolidated Financial Statements. 73

BRP GROUP, INC.
Consolidated Statements of Comprehensive Loss

	For the Years Ended December 31,
(in thousands, except share and per share data)	2022	2021	2020
Revenues:
Commissions and fees	$980,720	$567,290	$240,919

Operating expenses:
Commissions, employee compensation and benefits	719,445	400,050	174,114
Other operating expenses	173,708	102,162	48,060
Amortization expense	81,738	48,720	19,038
Change in fair value of contingent consideration	32,307	45,196	20,516
Depreciation expense	4,620	2,788	1,129
Total operating expenses	1,011,818	598,916	262,857

Operating loss	(31,098)	(31,626)	(21,938)

Other income (expense):
Interest expense, net	(71,072)	(26,899)	(7,857)
Other income (expense), net	26,137	424	(95)
Total other expense	(44,935)	(26,475)	(7,952)

Loss before income taxes	(76,033)	(58,101)	(29,890)
Income tax expense (benefit)	715	19	(5)
Net loss	(76,748)	(58,120)	(29,885)
Less: net loss attributable to noncontrolling interests	(34,976)	(27,474)	(14,189)
Net loss attributable to BRP Group	$(41,772)	$(30,646)	$(15,696)

Comprehensive loss	$(76,748)	$(58,120)	$(29,885)
Comprehensive loss attributable to noncontrolling interests	(34,976)	(27,474)	(14,189)
Comprehensive loss attributable to BRP Group	(41,772)	(30,646)	(15,696)

Basic and diluted loss per share	$(0.74)	$(0.64)	$(0.58)
Basic and diluted weighted-average shares of Class A common stock outstanding	56,825,348	47,587,866	27,175,705

See accompanying Notes to Consolidated Financial Statements. 74

BRP GROUP, INC.
Consolidated Statements of Stockholders’ Equity and Mezzanine Equity

	Stockholders' Equity									Mezzanine Equity
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholder Notes Receivable	Non- controlling Interest	Total	Redeemable Non- controlling Interest
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2019	19,362,984	$194	43,257,738	$4	$82,425	$(8,650)	$(688)	$163,966	$237,251	$23
Net income (loss)	—	—	—	—	—	(15,696)	—	(14,245)	(29,941)	56
Issuances of Class A common stock, net of underwriting discounts and offering costs and redemption of Class B common stock for Class A common stock	23,287,500	233	(4,091,667)	—	197,357	—	—	175,134	372,724	—
Equity issued in business combinations	1,415,837	14	11,004,696	1	107,867	—	—	78,238	186,120	—
Share-based compensation, net of forfeitures	633,246	7	—	—	3,852	—	—	925	4,784	—
Redemptions and repurchases of common stock	253,599	2	(342,384)	—	638	—	—	(1,931)	(1,291)	—
Repayment of stockholder notes receivable	—	—	—	—	—	—	223	—	223	—
Contributions	—	—	—	—	—	—	—	—	—	19
Balance at December 31, 2020	44,953,166	450	49,828,383	5	392,139	(24,346)	(465)	402,087	769,870	98
Net income (loss)	—	—	—	—	—	(30,646)	—	(27,645)	(58,291)	171
Issuances of Class A common stock, net of underwriting discounts and offering costs	9,200,000	92	—	—	159,101	—	—	109,128	268,321	—
Equity issued in business combinations	1,053,190	10	7,441,139	1	86,606	—	—	107,990	194,607	—
Share-based compensation, net of forfeitures	2,465,032	25	—	—	16,621	—	—	960	17,606	—
Redemption of Class B common stock	931,471	9	(931,471)	—	8,535	—	—	(8,544)	—	—
Tax distributions to BRP's LLC Members	—	—	—	—	—	—	—	(5,072)	(5,072)	—
Repayment of stockholder notes receivable	—	—	—	—	—	—	246	—	246	—
Balance at December 31, 2021	58,602,859	586	56,338,051	6	663,002	(54,992)	(219)	578,904	1,187,287	269
Net income (loss)	—	—	—	—	—	(41,772)	—	(35,194)	(76,966)	218
Equity issued in business combinations	226,338	2	—	—	2,525	—	—	2,282	4,809	—
Share-based compensation, net of forfeitures	777,037	8	29,430	—	30,658	—	—	(2,100)	28,566	—
Redemption and cancellation of Class B common stock	1,841,134	18	(1,862,563)	(1)	8,106	—	—	(8,123)	—	—
Tax distributions to BRP's LLC Members	—	—	—	—	—	—	—	(4,321)	(4,321)	—
Repayment of stockholder notes receivable	—	—	—	—	—	—	177	—	177	—
Balance at December 31, 2022	61,447,368	$614	54,504,918	$5	$704,291	$(96,764)	$(42)	$531,448	$1,139,552	$487

See accompanying Notes to Consolidated Financial Statements. 75

BRP GROUP, INC.
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(in thousands)	2022	2021	2020
Cash flows from operating activities:
Net loss	$(76,748)	$(58,120)	$(29,885)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	86,358	51,508	20,167
Change in fair value of contingent consideration	32,307	45,196	20,516
Share-based compensation expense	47,389	19,193	7,744
(Gain) loss on interest rate caps	(26,220)	123	—
Payment of contingent earnout consideration in excess of purchase price accrual	(49,926)	(4,825)	(1,727)
Amortization of deferred financing costs	5,120	3,506	1,002
Other fair value adjustments	135	311	67
Changes in operating assets and liabilities, net of effect of acquisitions:
Premiums, commissions and fees receivable, net	(183,006)	(64,501)	(6,828)
Prepaid expenses and other assets	(11,320)	(8,032)	(1,611)
Due to/from related parties	937	(1,649)	24
Right-of-use assets	(13,492)	(81,646)	—
Accounts payable, accrued expenses and other current liabilities	173,362	55,188	27,348
Operating lease liabilities	16,531	83,877	—
Other liabilities	(3,889)	—	—
Net cash provided by (used in) operating activities	(2,462)	40,129	36,817
Cash flows from investing activities:
Cash consideration paid for business combinations, net of cash received	(387,919)	(668,033)	(669,236)
Cash consideration paid for asset acquisitions	(3,356)	(3,212)	(1,854)
Capital expenditures, net	(21,979)	(5,321)	(5,469)
Investment in business ventures	(1,103)	(1,907)	(1,250)
Net cash used in investing activities	(414,357)	(678,473)	(677,809)
Cash flows from financing activities:
Proceeds from issuance of Class A common stock, net of underwriting discounts	—	269,375	451,574
Purchase of LLC Units from shareholders	—	—	(78,274)
Payment of common stock offering costs	—	(1,054)	(1,868)
Payment of contingent earnout consideration up to amount of purchase price accrual	(48,309)	(7,723)	(1,192)
Proceeds from revolving line of credit	512,000	420,210	385,637
Payments on revolving line of credit	(42,000)	(385,210)	(325,000)
Proceeds from long-term debt	—	441,430	286,331
Payments on long-term debt	(8,509)	(5,630)	(1,000)
Payments of debt issuance costs	(1,821)	(1,124)	(4,507)
Proceeds from the sales and settlements of interest rate caps	21,246	—	—
Purchase of interest rate caps	(3,838)	(6,461)	—
Tax distributions to BRP's LLC Members	(9,393)	—	—
Proceeds received from repayment of stockholder notes receivable	177	246	223
Other financing activity	—	—	19
Net cash provided by financing activities	419,553	724,059	711,943
Net increase in cash and cash equivalents and restricted cash	2,734	85,715	70,951
Cash and cash equivalents and restricted cash at beginning of year	227,737	142,022	71,071
Cash and cash equivalents and restricted cash at end of year	$230,471	$227,737	$142,022

See accompanying Notes to Consolidated Financial Statements. 76

BRP GROUP, INC.
Consolidated Statements of Cash Flows (Continued)
	For the Years Ended December 31,
(in thousands)	2022	2021	2020
Supplemental schedule of cash flow information:
Cash paid for interest	$62,702	$22,110	$5,958
Cash paid for taxes	1,419	—	—
Disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$24,910	$86,524	$—
Contingent earnout liabilities assumed in business combinations and asset acquisitions	14,918	127,420	98,523
Right-of-use assets increased through lease modifications and reassessments	5,905	6,131	—
Increase (decrease) in goodwill resulting from measurement period adjustments for prior year business combinations	5,534	(2,206)	—
Equity interest issued in business combinations and asset acquisitions	4,809	194,607	186,116
Conversion of contingent earnout liability to related party notes payable and to settle related party notes receivable	2,143	61,500	—
Capital expenditures incurred but not yet paid	855	350	301
Equity issued in satisfaction of a liability	711	—	—
Noncash debt issuance costs incurred	—	11,557	12,554
Noncash tax distributions payable	—	5,072	—
Principal and interest on revolving line of credit paid through funding of long-term debt	—	—	101,115

See accompanying Notes to Consolidated Financial Statements. 77

BRP GROUP, INC.
Notes to Consolidated Financial Statements
1. Business and Basis of Presentation
BRP Group, Inc. (“BRP Group” or the “Company”) was incorporated in the state of Delaware on July 1, 2019. BRP Group is a diversified insurance agency and services organization that markets and sells insurance products and services to its customers throughout the U.S. A significant portion of the Company’s business is concentrated in the Southeastern U.S., with several other regional concentrations. BRP Group and its subsidiaries operate through four reportable segments (“Operating Groups”), including Middle Market, Specialty, MainStreet, and Medicare, which are discussed in more detail in Note 21.
Principles of Consolidation
The consolidated financial statements include the accounts of BRP Group and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
As the sole manager of Baldwin Risk Partners, LLC (“BRP”), BRP Group operates and controls all the business and affairs of BRP, and has the sole voting interest in, and controls the management of, BRP. Accordingly, BRP Group consolidates BRP in its consolidated financial statements, resulting in a noncontrolling interest related to the membership interests of BRP (the “LLC Units”) held by BRP's members (“BRP's LLC Members”) in its consolidated financial statements.
The Company has prepared these consolidated financial statements in accordance with Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“Topic 810”). Topic 810 requires that if an enterprise is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity should be included in the consolidated financial statements of the enterprise. The Company has recognized certain entities as variable interest entities, of which the Company is the primary beneficiary, and has included the accounts of these entities in the consolidated financial statements. Refer to Note 4 for additional information regarding the Company’s variable interest entities.
Topic 810 also requires that the equity of a noncontrolling interest shall be reported on the consolidated balance sheets within total equity of the Company. Certain redeemable noncontrolling interests are reported on the consolidated balance sheets as mezzanine equity. Topic 810 also requires revenues, expenses, gains, losses, net income or loss, and other comprehensive income or loss to be reported in the consolidated financial statements at consolidated amounts, which include amounts attributable to the owners of the parent and the noncontrolling interests. Refer to the Redeemable Noncontrolling Interest and Noncontrolling Interest sections of Note 2 for additional information.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates underlying the accompanying consolidated financial statements include the application of guidance for revenue recognition; the valuation of acquired relationships and contingent consideration; impairment of long-lived assets and goodwill; share-based compensation related to performance-based restricted stock unit awards; and the valuation allowance for deferred tax assets.
Changes in Presentation
Certain prior period amounts have been revised in the current year as a result of errors in balance sheet classification identified in the December 31, 2021 consolidated financial statements. $5.9 million of liabilities previously recorded as producer commissions payable is now recorded as premiums payable to insurance companies on the consolidated balance sheets. This revision had no impact on total current liabilities for the year ended December 31, 2021. $5.1 million of tax distributions to BRP's LLC Members in the consolidated statements of stockholders' equity and mezzanine equity previously recorded in additional paid-in capital is now recorded in noncontrolling interest and $5.1 million of equity issued in business combinations previously recorded in noncontrolling interest is now recorded in additional paid-in capital. There was no impact to total additional paid-in capital or total noncontrolling interest for the year ended December 31, 2021. These revisions are not material to the previously issued December 31, 2021 consolidated financial statements.

In addition, certain prior year amounts have been reclassified to conform to current year presentation, including (i) direct bill revenue and agency bill revenue lines have been collapsed into one commission revenue line in the disaggregated revenue table in Note 5, (ii) certain revenue streams previously classified as other income have been reclassified to consulting and service fee revenue or policy fee and installment fee revenue in the disaggregated revenue table in Note 5, and (iii) purchased customer accounts, distributor relationships and carrier relationships classes of intangible assets have been combined under one acquired relationships class in the intangible assets table in Note 9.
Recently Adopted Accounting Standards
In October 2021, the FASB issued Accounting Standards Update (“ASU”) No. 2021-08, Business Combinations (“Topic 805”)—Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”) to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to (i) the recognition of an acquired contract liability and (ii) payment terms and their effect on subsequent revenue recognized by the acquirer. ASU 2021-08 requires that, at the acquisition date, an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”) as if it had originated the contracts, while also taking into account how the acquiree applied Topic 606. The Company adopted ASU 2021-08 effective January 1, 2023. The adoption will not have any impact on our consolidated financial statements.
2. Significant Accounting Policies
Revenue Recognition
The Company recognizes revenue in accordance with Topic 606.
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

The Company may receive a profit-sharing commission from an Insurance Company Partner, which is based primarily on underwriting results, but may also contain considerations for volume, growth, loss performance, or retention. Profit-sharing commissions represent a form of variable consideration, which includes additional commissions over base commissions received from Insurance Company Partners. Profit-sharing commissions associated with relatively predictable measures are estimated and recognized over time. The profit-sharing commissions are recorded as the underlying policies that contribute to the achievement of the metric are placed with any adjustments recognized when payments are received or as additional information that affects the estimate becomes available. Profit-sharing commissions associated with loss performance are uncertain, and therefore, are subject to significant reversal as loss data remains subject to material change. Management estimates profit-sharing commissions using historical outcomes and known trends impacting premium volume or loss ratios, subject to a constraint. The constraint is relieved when management estimates revenue that is not subject to significant reversal, which often coincides with the earlier of written notice from the Insurance Company Partner that the target has been achieved, or cash collection. Year-end amounts incorporate estimates subject to a constraint or where applicable, are based on confirmation from Insurance Company Partners after calculation of premium volume or loss ratios that are impacted by catastrophic losses.
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
The Company pays an incremental amount of compensation in the form of producer commissions on new business. These incremental costs are capitalized as deferred commission expense and amortized over five years, which represents management’s estimate of the average period over which a Client maintains its initial coverage relationship with the original Insurance Company Partner. The Company has concluded that this period is consistent with the transfer to the Client of the services to which the asset relates.
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
Premiums, Commissions and Fees Receivable, Net
Premiums receivable represent premiums due from Clients when the Company acts in its capacity as an insurance agent or broker on behalf of the Insurance Company Partner. In an agency bill contract, the Company typically collects premiums from Clients and, after deducting its authorized commissions, remits the net premiums to the appropriate Insurance Company Partners. Commissions receivable reflect commissions due from Insurance Company Partners. In a direct bill contract, the Insurance Company Partners collect the premiums directly from Clients and remit the applicable commissions to the Company. Fees receivable represent policy fees, consulting fees, service fees and other related amounts due from Clients of the Company’s services division.

Premiums, commissions and fees receivable are reported net of allowances for estimated policy cancellations. The allowance for estimated policy cancellations was $8.4 million and $5.2 million at December 31, 2022 and 2021, respectively, which represents a reserve for future reversals in commission and fee revenues related to the potential cancellation of Client insurance policies that were in force as of each year end. The allowance for estimated policy cancellations is established through a charge to revenues. The allowance for estimated policy cancellations is offset in part by a producer commissions chargeback of $3.3 million and $2.3 million at December 31, 2022 and 2021, respectively. The producer commissions chargeback is established through a charge to commissions, employee compensation and benefits expense and is netted against producer commissions payable on the consolidated balance sheets.
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

Useful Life (in Years)
Leasehold improvements	3 - 10
Furniture	5 - 7
Equipment	3 - 20
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
Capitalized Software
The Company capitalizes certain costs to develop software for internal use as capitalized software in accordance with ASC Topic 350-40, Internal-Use Software. Costs incurred during the preliminary project stage and post-implementation stage of an internal-use software project are expensed as incurred while costs incurred during the application development stage of an internal-use software project are capitalized. Costs related to updates and enhancements to the software are only capitalized if they result in additional functionality to the Company. Capitalized software was $10.1 million at December 31, 2022, which is included as a component of software under intangible assets, net on the consolidated balance sheets.
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
Intangible assets are stated at cost, less accumulated amortization, and consist of acquired relationships, software and trade names acquired in connection with business combinations. Acquired relationships and trade names are being amortized based on a pattern of economic benefit over an estimated life of 1 to 20 years while software is amortized on the straight-line basis over an estimated useful life of 2 to 5 years.
Management assesses the fair value of acquired relationships, software and trade names by considering the estimated future cash flow benefits associated with ownership of the assets through the use of recognized income approach valuation methods. The valuation of these intangible assets involves significant assumptions concerning matters such as revenue and expense growth rates, customer attrition rates, obsolescence rates, royalty rates and discount rates.

We review our definite-lived intangible assets and other long-lived assets for impairment whenever an event occurs that indicates the carrying amount of an asset may not be recoverable. No impairment was recorded for the years ended December 31, 2022, 2021 or 2020.
Goodwill is subject to an impairment assessment on an annual basis or whenever indicators of impairment are present. The Company generally performs a qualitative assessment to determine whether a quantitative impairment test is necessary. For the year ended December 31, 2022, the Company elected to perform the quantitative test in lieu of the optional qualitative assessment. In a quantitative assessment, the Company compares the fair value of each reporting unit with its carrying amount to determine if there is potential impairment of goodwill. If the carrying value of a reporting unit is greater than the fair value, an impairment charge is recorded for the amount that the carrying amount of the reporting unit, including goodwill, exceeds its fair value, limited to the amount of goodwill of the reporting unit. No impairment was recorded for the years ended December 31, 2022, 2021 or 2020.
Deferred Financing Costs, Net
Deferred financing costs consist of origination fees and debt issuance costs related to obtaining credit facilities. The Company has recorded these costs as an asset and liability on the consolidated balance sheets in accordance with ASC Topic 835-30, Interest. Deferred financing costs associated with revolving credit facilities are included in other assets on the consolidated balance sheets while those related to term loans are recorded as an offset to long-term debt. Deferred financing costs included in other assets were $6.4 million and $4.9 million, net of accumulated amortization of $2.8 million and $1.8 million, at December 31, 2022 and 2021, respectively. Deferred financing costs and original issue discount included in long-term debt totaled $27.0 million and $26.6 million, net of accumulated amortization of $7.3 million and $3.2 million, at December 31, 2022 and 2021, respectively. Such costs are amortized using the effective interest method over the terms of the respective debt. Amortization of deferred financing costs, which is included in interest expense, net in the accompanying consolidated statements of comprehensive loss, was approximately $5.1 million, $3.5 million, and $1.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Derivative Instruments
The Company utilizes derivative financial instruments, consisting of interest rate caps, to manage the Company’s interest rate exposure. Derivative instruments are recognized as assets or liabilities at fair value on the consolidated balance sheets. The Company has not designated these derivatives as hedging instruments for accounting purposes and, accordingly, the changes in fair value of these derivatives are recognized in earnings. Cash payments and receipts under the derivative instruments are classified within cash flows from financing activities in the accompanying consolidated statements of cash flows. The Company does not use derivative instruments for trading or speculative purposes.
Self-Insurance Reserve
The Company converted to a self-insured health insurance plan beginning in March 2020 for which it carries an insurance program with specific retention levels or high per-claim deductibles for expected losses. The Company records a liability for all unresolved claims and for an estimate of incurred but not reported (“IBNR”) claims at the anticipated cost that falls below its specified retention levels or per-claim deductible amounts. In establishing reserves, the Company considers actuarial assumptions and judgments regarding economic conditions and the frequency and severity of claims. The Company had an IBNR reserve of $1.8 million and $1.1 million at December 31, 2022 and 2021, respectively, which is included in accrued expenses and other current liabilities on the consolidated balance sheets.
Leases
The Company adopted ASC Topic 842, Leases (“Topic 842”) effective January 1, 2021. The Company elected the optional transition method practical expedient to apply the new guidance at its effective date, without having to adjust the prior two years comparative financial statements. As a result, leases are accounted for under ASC Topic 840, Leases (“Topic 840”) in the accompanying statement of comprehensive loss for the year ended December 31, 2020. The Company also elected the package of three practical expedients for transition, allowing the carryforward of certain aspects of its historical lease accounting under Topic 840 for leases that commenced before the effective date, including not to reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases, and (iii) initial direct costs for any existing leases.

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
Topic 842 requires the recognition of lease right-of-use (“ROU”) assets and lease liabilities on the balance sheet. Leases are classified at their commencement date, which is defined as the date on which the lessor makes the underlying asset available for use by the lessee, as either operating or finance leases based on the economic substance of the agreement. We recognize ROU assets and lease liabilities on our consolidated balance sheets for operating leases. Lease liabilities are measured at the lease commencement date as the present value of the future lease payments determined using either (i) the interest rate implicit in the lease, if readily determinable, or (ii) the Company's incremental borrowing rate on the lease commencement date. Lease ROU assets are measured as the lease liability plus initial direct costs and prepaid lease payments less lease incentives. The lease term is the non-cancelable period of the lease and includes options to extend or terminate the lease when it is reasonably certain that an option will be exercised.
The Company elected the practical expedient to not separate non-lease and lease components and instead account for them as a single lease component for all classes of underlying assets. The Company does not include variable payments that are not based on an index or rate in the single lease component, regardless of whether they are related to the lease or non-lease component.
The Company made the short term lease exemption accounting policy election to not recognize a lease liability or ROU asset on the consolidated balance sheets for leases with an initial term of 12 months or less. Operating lease expenses on capitalized leases and short-term leases are recognized on a straight-line basis over the respective lease term, inclusive of rent escalation provisions and rent holidays, as a component of other operating expense in the consolidated statements of comprehensive loss.
Contingent Earnout Liabilities
The Company accounts for contingent consideration relating to business combinations as a contingent earnout liability and an increase to goodwill at the date of acquisition and continually remeasures the liability at each balance sheet date by recording changes in fair value through change in fair value of contingent consideration in the consolidated statements of comprehensive loss. The ultimate settlement of contingent earnout liabilities relating to business combinations may be for amounts that are materially different from the amounts initially recorded and may cause volatility in the Company’s results of operations.
The Company accounts for contingent consideration relating to asset acquisitions as a contingent earnout liability and an increase to the cost of the acquired assets on a relative fair value basis at the date of acquisition. Once recognized, the contingent earnout liability is not derecognized until the contingency is resolved and the consideration is issued or becomes issuable. If the amount initially recognized as a liability exceeds the fair value of the contingent consideration issued or issuable, the entity recognizes that amount as a reduction of the cost of the asset acquisition. The ultimate settlement of contingent earnout liabilities relating to asset acquisitions may be for amounts that are materially different from the amounts initially recorded.
The Company determines the fair value of contingent earnout liabilities based on future cash flow projections under various potential scenarios and weighs the probability of these outcomes as discussed further in Note 19.
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
Income Taxes
BRP is treated as a partnership for U.S. federal, state and local income tax purposes. As a partnership, BRP’s taxable income or loss is included in the taxable income of its members. BRP Group and BRP Colleague Inc., an indirect subsidiary of BRP Group, are both C corporations and taxable entities.
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
Tax Receivable Agreement
The Company’s future exchanges of BRP LLC Units from BRP’s LLC Members and the corresponding number of shares of Class B common stock for shares of Class A common stock, is expected to result in increases in its share of the tax basis of the tangible and intangible assets of BRP, which will increase the tax depreciation and amortization deductions that otherwise would not have been available to BRP Group. These increases in tax basis and tax depreciation and amortization deductions are expected to reduce the amount of cash taxes that BRP Group would otherwise be required to pay in the future. BRP Group has entered into a Tax Receivable Agreement with the other members of BRP that requires it to pay them 85% of the amount of cash savings, if any, in U.S. federal, state, and local income tax that BRP Group actually realizes (or, under certain circumstances, is deemed to realize) as a result of the increases in tax basis in connection with exchanges by the recipients described above and certain other tax benefits attributable to payments under the Tax Receivable Agreement.
Share-Based Compensation
Share-based payments to directors, officers, Colleagues and consultants are measured based on the estimated grant-date fair value. The grant-date fair value of restricted and unrestricted stock awards is equal to the market value of BRP Group’s Class A common stock on the date of grant. The Company also issues stock awards that vest based on service conditions, performance conditions, or market conditions. The Company applies the Black-Scholes option-pricing model, a Monte Carlo Simulation, or a lattice model, depending on the vesting conditions, in determining the fair value of performance-based restricted stock unit awards to employees. The Company recognizes share-based compensation expense over the requisite service period for awards expected to ultimately vest. The Company recognizes forfeitures as they occur. Refer to Note 15 for additional information regarding our share-based compensation plans.
Advisor Incentive Awards
BRP previously had advisor incentive agreements with several of its Risk Advisors to incentivize them to stay with the Company and grow their book of business. The incentive rights had a deposit buy-in requirement payable in the form of payroll withholding or other cash payments for which the Company recorded an advisor incentive liability. The incentive rights could be converted to LLC Units after the achievement of certain milestones, subject to approval at the discretion of management. The Company’s obligation related to advisor incentive liabilities of all but one Risk Advisor was settled in connection with its reorganization during 2019. One Risk Advisor chose not to convert his incentive rights into common stock of BRP Group and the Company continued to record an advisor incentive liability at the expected buyout amount each reporting period as a component of other liabilities in the accompanying balance sheets.

The Company accounts for advisor incentive awards as liability-classified share-based payment awards under ASC Topic 718, Compensation—Stock Compensation (“Topic 718”). The Company estimated the value of the expected buyout amount each reporting period and recorded compensation expense and an increase to the advisor incentive liability. The Company recorded compensation expense related to the advisor incentive liability of $1.2 million, $1.2 million and $0.4 million for the years ended December 31, 2022, 2021 and 2020, respectively, which is included in commissions, employee compensation and benefits in the consolidated statements of comprehensive loss.
During the second quarter of 2022, the Company entered into an agreement with the aforementioned Risk Advisor to settle the remaining advisor incentive liability for $4.8 million, at which time the liability was adjusted to the settlement amount and reclassified from other liabilities to accrued expenses and other current liabilities. The obligation was subsequently satisfied in the third quarter of 2022.
Fair Value of Financial Instruments
The carrying values of the Company’s financial assets and liabilities, including cash and cash equivalents, premiums, commissions and fees receivable, premiums payable to insurance companies, producer commissions payable and accrued expenses and other current liabilities, approximate their fair values because of the short maturity and liquidity of those instruments.
Contingencies
The Company accounts for contingencies in accordance with ASC Topic 450-20, Loss Contingencies. Liabilities for loss contingencies arising from various claims and legal actions are recorded when it is probable that a liability has been incurred and the amount is reasonably estimable. In certain cases, where a range of loss exists, the Company accrues the minimum amount in the range if no amount within the range is a better estimate than any other amount. Refer to Note 20 for additional information regarding the Company's contingencies.
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
For the year ended December 31, 2020, one Insurance Company Partner accounted for approximately 13% of the Company’s core commissions. No one Insurance Company Partner accounted for 10% or more of the Company's core commissions for the years ended December 31, 2022 or 2021.
3. Business Combinations
The Company completed three business combinations for an aggregate purchase price of $413.8 million during the year ended December 31, 2022. In accordance with Topic 805, total consideration was first allocated to the fair value of assets acquired and liabilities assumed, with the excess being recorded as goodwill. For financial statement purposes, goodwill is not amortized but rather is evaluated for impairment at least annually or more frequently if an event or change in circumstances occurs that indicates goodwill may be impaired. For tax purposes, goodwill is deductible and will be amortized over a period of 15 years.
The Company completed the following business combinations during the year ended December 31, 2022:
•The Company acquired all the equity interests of Westwood Insurance Agency (“Westwood”), a MainStreet Partner effective April 29, 2022, to enhance the Company’s expertise and capabilities in embedded, tech-enabled homeowners insurance solutions.
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

The recorded purchase price for business combinations includes an estimation of the fair value of contingent earnout obligations associated with contractual earnout provisions and other similar provisions providing for post-closing contingent consideration payments, which are based on recurring revenue, the insured value of sourced homeowners insurance of Westwood or other similar post-closing metrics. The contingent earnout consideration amounts identified in the table below are measured at fair value within Level 3 of the fair value hierarchy as discussed further in Note 19. Any subsequent changes in the fair value of contingent earnout liabilities will be recorded in the consolidated statements of comprehensive loss when incurred.
The recorded purchase price for certain business combinations also includes an estimation of the fair value of equity interests, which is calculated based on the value of the Company’s Class A common stock on the closing date taking into account a discount for lack of marketability.
The operating results of these business combinations have been included in the consolidated statements of comprehensive loss since their respective acquisition dates. The Company recognized total revenues and net income from its business combinations of $82.1 million and $24.9 million, respectively, for the year ended December 31, 2022.
Acquisition-related costs incurred in connection with these business combinations are recorded in other operating expenses in the consolidated statements of comprehensive loss. The Company incurred acquisition-related costs from these business combinations of $2.3 million for the year ended December 31, 2022.
Due to the complexity of valuing the consideration paid and the purchase price allocation and the timing of these activities, certain amounts included in the consolidated financial statements may be provisional and subject to additional adjustments within the measurement period as permitted by Topic 805. Specifically, the Company's valuations of premiums, commissions and fees receivable and premiums payable to insurance companies in accordance with Topic 606 are estimates subject to change based on relevant factors over the policy period. In addition, the valuations of intangible assets are estimates based on assumptions of factors such as discount rates and growth rates. Accordingly, these assets are subject to measurement period adjustments as determined after the passage of time. Any measurement period adjustments related to prior period business combinations are reflected as current period adjustments in accordance with Topic 805. Refer to Note 9 and Note 19 for information regarding measurement period adjustments recorded during the years ended December 31, 2022 and 2021.
The table below provides a summary of the total consideration and the estimated purchase price allocations made for each of the business acquisitions that became effective during the year ended December 31, 2022.

(in thousands)	Westwood	All Others(1)	Totals
Cash consideration paid	$372,939	$17,415	$390,354
Fair value of contingent earnout consideration	12,724	2,194	14,918
Fair value of equity interest	—	4,809	4,809
Deferred payment	—	3,716	3,716
Total consideration	$385,663	$28,134	$413,797

Cash	$658	$1,727	$2,385
Restricted cash	50	—	50
Premiums, commissions and fees receivable	4,225	157	4,382
Other assets	392	1,281	1,673
Intangible assets	209,200	14,484	223,684
Goodwill	174,727	13,058	187,785
Total assets acquired	389,252	30,707	419,959
Premiums payable to insurance companies	(218)	—	(218)
Producer commissions payable	(2,488)	—	(2,488)
Other liabilities	(883)	(2,573)	(3,456)
Total liabilities acquired	(3,589)	(2,573)	(6,162)
Net assets acquired	$385,663	$28,134	$413,797

Maximum potential contingent obligations	$15,000	$12,294	$27,294
__________
(1)    The “All Others” column includes amounts for the VCM and NHPBA business combinations.

The factors contributing to the recognition of goodwill are based on expanding business presence into new service markets, strategic benefits expected to be realized from acquiring the Partners’ assembled workforce and technology, in addition to other synergies gained from integrating the Partners’ operations into our consolidated structure.
The intangible assets acquired in connection with business combinations during the year ended December 31, 2022 have the following values and estimated weighted-average lives:

(in thousands, except weighted-average lives)	Amount	Weighted-Average Life
Acquired relationships	$189,750	20.0 years
Software	29,500	5.0 years
Trade names	4,434	4.9 years
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

	For the Years Ended December 31,
(unaudited) (in thousands, except per share data)	2022	2021
Pro forma results:
Total revenues(1)	$1,014,488	$664,968
Net loss(1)	(78,817)	(66,474)
Net loss attributable to BRP Group(1)	(42,850)	(34,742)

Basic and diluted loss per share	$(0.75)	$(0.73)
Weighted-average shares of Class A common stock outstanding - basic and diluted	56,942	47,814
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
The Company determined that it is the primary beneficiary of its VIEs, which include Laureate Insurance Partners, LLC, BKS Smith, LLC, BKS MS, LLC and BKS Partners Galati Marine Solutions, LLC. The Company has consolidated its VIEs into the consolidated financial statements.
Total revenues and expenses of the Company’s consolidated VIEs included in the consolidated statements of comprehensive loss were $1.7 million and $1.0 million, respectively, for the year ended December 31, 2022, $1.0 million and $0.6 million, respectively, for the year ended December 31, 2021, and $0.8 million and $0.7 million, respectively, for the year ended December 31, 2020.
Total assets and liabilities of the Company's consolidated VIEs included on the consolidated balance sheets were $0.4 million and $0.1 million, respectively, at December 31, 2022 and $0.6 million and less than $0.1 million, respectively, at December 31, 2021. The assets of the consolidated VIEs can only be used to settle the obligations of the consolidated VIEs and the creditors of the liabilities of the consolidated VIEs do not have recourse to the Company.

5. Revenue
The following table provides disaggregated commissions and fees revenue by major source:

	For the Years Ended December 31,
(in thousands)	2022	2021	2020
Commission revenue (1)	$786,794	$472,495	$196,537
Profit-sharing revenue (2)	66,091	37,392	16,397
Consulting and service fee revenue (3)	61,244	30,182	3,509
Policy fee and installment fee revenue (4)	55,362	19,903	15,236
Other income (5)	11,229	7,318	9,240
Total commissions and fees	$980,720	$567,290	$240,919
__________
(1)    Commission revenue is earned by providing insurance placement services to Clients under direct bill and agency bill arrangements with Insurance Company Partners for private risk management, commercial risk management, wealth management, employee benefits and Medicare insurance types.
(2)    Profit-sharing revenue represents bonus-type revenue that is earned by the Company as a sales incentive provided by certain Insurance Company Partners.
(3)    Service fee revenue is earned by receiving negotiated fees in lieu of a commission and consulting revenue is earned by providing specialty insurance consulting.
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
(5)    Other income includes other ancillary income and premium financing income generated across all Operating Groups as well as Medicare marketing income that is based on agreed-upon cost reimbursement for fulfilling specific targeted marketing campaigns.
The application of Topic 606 requires the use of management judgment. The following are the areas of most significant judgment as it relates to Topic 606:
•The Company considers the policyholders as representative of its customers in the majority of contractual relationships, with the exception of contracts in its Medicare operating group, where the Insurance Company Partner is considered its customer.
•Contracts in the Medicare operating group are multi-year arrangements in which the Company is entitled to renewal commissions. However, the Company has applied a constraint to renewal commissions that limits revenue recognized on new policies to the policy year in effect, and revenue recognized on renewed policies to the receipt of periodic cash, when a risk of significant reversals exists based on: (i) insufficient history; and (ii) the influence of external factors outside of the Company’s control including policyholder discretion over plans and Insurance Company Partner relationship, political influence, and a contractual provision, which limits the Company’s right to receive renewal commissions to ongoing compliance and regulatory approval of the relevant Insurance Company Partner and compliance with the Centers for Medicare and Medicaid Services.
•The Company recognizes separately contracted commissions revenue at the effective date of insurance placement and considers any ongoing interaction with the customer to be insignificant in the context of the obligations of the contract.
•Variable consideration includes estimates of direct bill commissions, reserves for policy cancellations and accruals for profit-sharing income.
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

6. Contract Assets and Liabilities
Contract assets arise when the Company recognizes (i) revenue for amounts which have not yet been billed and (ii) receivables for premiums to be collected on behalf of Insurance Company Partners. Contract liabilities relate to payments received in advance of performance under the contract before the transfer of a good or service to the customer. Contract assets are included in premiums, commissions and fees receivable, net and contract liabilities are included in accrued expenses and other current liabilities on the consolidated balance sheets. The balances of contract assets and liabilities arising from contracts with customers were as follows:

	December 31,
(in thousands)	2022	2021
Contract assets	$278,023	$168,550
Contract liabilities	30,981	18,178
Contract assets related to 2022 business combinations comprised $5.9 million at December 31, 2022. During the year ended December 31, 2022, the Company recognized revenue of $18.2 million related to the contract liabilities balance at December 31, 2021.
7. Deferred Commission Expense
The Company pays an incremental amount of compensation in the form of producer commissions on new business. In accordance with ASC Topic 340, Other Assets and Deferred Costs, these incremental costs are deferred and amortized over five years, which represents management’s estimate of the average benefit period for new business. Deferred commission expense represents producer commissions that are capitalized and not yet expensed and are included in other assets on the consolidated balance sheets. The table below provides a rollforward of deferred commission expense:

	For the Years Ended December 31,
(in thousands)	2022	2021
Balance at beginning of year	$11,336	$4,751
Costs capitalized	14,967	8,812
Amortization	(4,634)	(2,227)
Balance at end of year	$21,669	$11,336
8. Property and Equipment, Net
Property and equipment, net consists of the following:

	December 31,
(in thousands)	2022	2021
Equipment	$19,331	$9,151
Leasehold improvements	8,072	7,967
Furniture	4,132	3,970
Construction in process	2,190	—
Other	342	684
Total property and equipment	34,067	21,772
Accumulated depreciation	(8,662)	(4,298)
Property and equipment, net	$25,405	$17,474
Depreciation expense recorded for property and equipment was $4.6 million, $2.8 million and $1.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

9. Intangible Assets, Net and Goodwill
The Company recognizes certain separately identifiable intangible assets acquired in connection with business combinations and asset acquisitions. The Company had certain transactions that were accounted for as asset acquisitions during each of the years ended December 31, 2022 and 2021 in which substantially all the fair value of the gross assets acquired of $3.4 million and $4.2 million, respectively, related to acquired relationships. Refer to Note 3 for a summary of intangible assets acquired in connection with business combinations during the year ended December 31, 2022. Intangible assets consist of the following:

	December 31, 2022			December 31, 2021
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Acquired relationships(1)	$1,153,031	$(124,228)	$1,028,803	$959,925	$(59,542)	$900,383
Software	81,392	(30,790)	50,602	41,743	(18,265)	23,478
Trade names (1)	28,623	(8,110)	20,513	24,189	(3,583)	20,606
Totals	$1,263,046	$(163,128)	$1,099,918	$1,025,857	$(81,390)	$944,467
__________
(1)    During the year ended December 31, 2021, the company recorded measurement period adjustments relating to certain businesses acquired in 2020, which decreased acquired relationships and trade names by $4.6 million and $0.2 million, respectively.
Amortization expense recorded for intangible assets was $81.7 million, $48.7 million and $19.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Future annual estimated amortization expense over the next five years for intangible assets is as follows (in thousands):

For the Years Ending December 31,	Amortization
2023	$91,207
2024	89,366
2025	89,401
2026	84,924
2027	74,684
Refer to Note 3 for a summary of goodwill recorded in connection with business combinations during the year ended December 31, 2022. The changes in carrying value of goodwill by Operating Group for the periods are as follows:

(in thousands)	Middle Market	Specialty	MainStreet	Medicare	Total
Balance at December 31, 2020	$526,858	$65,319	$38,892	$20,433	$651,502
Goodwill of acquired businesses	376,475	198,699	—	4,271	579,445
Measurement period adjustments(1)	(2,206)	—	—	—	(2,206)
Balance at December 31, 2021	901,127	264,018	38,892	24,704	1,228,741
Goodwill of acquired businesses	—	6,877	174,727	6,181	187,785
Measurement period adjustments(2)	5,018	516	—	—	5,534
Balance at December 31, 2022	$906,145	$271,411	$213,619	$30,885	$1,422,060
__________
(1)    Measurement period adjustments recorded during 2021 relating to businesses acquired in 2020 decreased assets other than goodwill by $5.4 million, decreased liabilities by $5.1 million, and decreased cash consideration by $2.5 million.
(2)    Measurement period adjustments recorded during 2022 relating to businesses acquired in 2021 increased premiums, commissions and fees receivable by $3.8 million, increased current liabilities by $9.1 million and increased consideration by $0.2 million.

10. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	December 31,
(in thousands)	2022	2021
Accrued compensation and benefits	$44,903	$22,460
Contract liabilities	30,981	18,178
Current portion of operating lease liabilities	14,043	12,520
Accrued expenses	13,101	9,731
Current portion of long-term debt	8,509	8,521
Deferred consideration payments	6,840	12,355
Tax distribution payable	—	5,072
Other	7,366	3,386
Accrued expenses and other current liabilities	$125,743	$92,223
11. Long-Term Debt
On October 14, 2020, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A to provide senior secured credit facilities in an aggregate principal amount of $800.0 million (the “JPM Credit Agreement”), which consisted of (i) a term loan facility in the principal amount of $400.0 million maturing October 14, 2027 (the “Term Loan B”) and (ii) a revolving credit facility with commitments in an aggregate principal amount of $400.0 million maturing October 14, 2025 (the “Revolving Facility”). The JPM Credit Agreement is secured by substantially all assets of the Company.
During 2021, the JPM Credit Agreement was amended to provide senior secured credit facilities in an aggregate principal amount of $1.325 billion, which consisted of (i) the Term Loan B in the principal amount of $850.0 million maturing October 14, 2027 and (ii) the Revolving Facility with commitments in an aggregate principal amount of $475.0 million maturing October 14, 2025. As of December 31, 2021, the Term Loan B accrued interest at the London Interbank Offered Rate (“LIBOR”) plus 350 bps, subject to a LIBOR floor of 50 bps and borrowings under the Revolving Facility accrued interest at LIBOR plus an amount between 200 bps and 300 bps based on the total net leverage ratio.
On March 28, 2022, the Company entered into Amendment No. 5 to the JPM Credit Agreement, under which (i) the aggregate principal commitment amount of the Revolving Facility was increased from $475.0 million to $600.0 million, (ii) the interest rate on the Revolving Facility changed to the Secured Overnight Financing Rate (“SOFR”), plus a credit spread adjustment of 10 bps plus an amount between 200 bps and 300 bps based on the total net leverage ratio, (iii) the total net leverage ratio covenant increased to 7.0x consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) and (iv) the maturity of the Revolving Facility was extended to April 1, 2027. The other terms of the Revolving Facility and the terms of the Term Loan B remained unchanged. The JPM Credit Agreement also provides for a benchmark replacement to SOFR for the Term Loan B such that there are no material contract modifications resulting from a transition from LIBOR.
The Company capitalized debt issuance costs related to the JPM Credit Agreement of $1.8 million and $12.7 million during the years ended December 31, 2022 and 2021, respectively.
The outstanding borrowings on the Revolving Facility of $505.0 million had an applicable interest rate of 7.41% at December 31, 2022. The Revolving Facility is also subject to a commitment fee of 0.40% on the unused capacity of $95.0 million at December 31, 2022. At December 31, 2022, the outstanding borrowings on the Term Loan B of $838.1 million had an applicable interest rate of 7.79%.
The JPM Credit Agreement requires the Company to meet certain financial covenants and comply with customary affirmative and negative covenants as listed in the underlying agreement. The Company was in compliance with these covenants at December 31, 2022.

Future annual maturities of the Term Loan B are as follows as of December 31, 2022:

(in thousands)	Amount
Payments for the years ending December 31,
2023	$8,509
2024	8,509
2025	8,509
2026	8,509
2027	804,078
Total long-term debt	838,114
Less: unamortized debt discount and issuance costs	(19,743)
Net long-term debt	$818,371
Interest Rate Caps
The Company entered into interest rate caps to mitigate its exposure to interest rate risk by limiting the impact of interest rate changes on cash flows. The interest rate caps limit the variability of the base rate to the amount of the cap. In March 2021, the Company executed three interest rate cap agreements, each with a notional amount of $300.0 million, and interest rate caps of 0.75%, 1.50% and 2.50%, expiring on March 10, 2022, March 10, 2024 and March 8, 2026, respectively. In August 2021, the Company executed two interest rate cap agreements, each with a notional amount of $100.0 million and interest rate cap of 3.00%, expiring on August 13, 2028. In November 2022, the Company executed two interest rate cap agreements, each with a notional amount of $600.0 million and interest rate cap of 7.00%, expiring on November 30, 2025. On May 5, 2022, the Company sold its $300.0 million notional, 2.50% interest rate cap expiring March 8, 2026 and two $100.0 million notional, 3.00% interest rate caps expiring August 13, 2028 for aggregate proceeds of $19.0 million.
The interest rate caps are recorded at an aggregate fair value of $15.2 million and $6.3 million at December 31, 2022 and 2021, respectively. The interest rate caps are included as a component of other assets on the consolidated balance sheets. The Company recognized a gain on interest rate caps, net of cash received for settlement of $24.0 million for the year ended December 31, 2022, which included a realized gain of $13.5 million related to the aforementioned sale. In addition, the Company realized a gain on interest rate caps related to settlements received of $2.2 million for the year ended December 31, 2022. The Company recognized a loss on interest rate caps of $0.1 million for the year ended December 31, 2021. The fair value gain or loss on interest rate caps and the gain on interest rate caps related to settlements received are included as components of other income (expense), net in the consolidated statements of comprehensive loss.
12. Leases
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
The Company's operating leases may include renewal or termination options. Options to extend or terminate leases are excluded from balance sheet recognition until the options are reasonably certain to be exercised. The Company only included executed options to extend its leases in its calculation of ROU assets and lease liabilities at December 31, 2022.

Operating lease right-of-use assets and lease liabilities were as follows:

	December 31,
(in thousands)	2022	2021
Assets:
Right-of-use assets, operating, net	$96,465	$81,646

Liabilities:
Operating lease liabilities, current portion	$14,043	$12,520
Operating lease liabilities, non-current	87,692	71,357
Total	$101,735	$83,877
The components of the lease costs for the years ended December 31, 2022 and 2021 were as follows:

	For the Years Ended December 31,
(in thousands)	2022	2021
Operating lease costs	$19,921	$13,086
Variable lease costs	3,073	2,853
Total rent expense for operating leases under Topic 840 was $7.6 million for the year ended December 31, 2020.
Supplemental cash flow information relating to our leases for the years ended December 31, 2022 and 2021 was as follows:

	For the Years Ended December 31,
(in thousands)	2022	2021
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows used in operating leases	$17,125	$11,562

Operating lease non-cash items:
Right-of-use assets obtained in exchange for operating lease liabilities	$24,910	$86,524
Right-of-use assets increased through lease modifications and reassessments	5,905	6,131
Weighted average remaining lease terms and discount rates were as follows:

	December 31,
	2022	2021
Operating leases:
Remaining lease term	6.2 years	6.6 years
Discount rate	5.1%	3.6%

Future minimum lease payments under non-cancelable operating lease agreements at December 31, 2022 were as follows:

(in thousands)	Minimum Future Lease Payments
For the years ending December 31,
2023	$18,776
2024	19,353
2025	18,592
2026	17,093
2027	16,157
Thereafter	30,251
Total minimum lease payments	120,222
Less: amounts representing interest or imputed interest	(18,487)
Present value of lease liabilities	$101,735
13. Stockholders’ Equity and Noncontrolling Interest
Capital Stock
BRP Group’s certificate of incorporation authorized capital stock consisting of 300 million shares of Class A common stock with a par value $0.01 per share, 100 million shares of Class B common stock with a par value of $0.0001 per share, and 50 million shares of preferred stock with a par value of $0.01 per share.

The following table shows a rollforward of our common stock outstanding for the prior three years:

	Class A Common Stock	Class B Common Stock
Shares issued at December 31, 2019	19,362,984	43,257,738
Shares issued to the public in follow-on offerings	23,287,500	—
Shares redeemed in connection with follow-on offerings	—	(4,091,667)
Shares issued in connection with Partnerships	1,415,837	11,004,696
Redemption of Class B shares of common stock for Class A Shares	253,599	(253,599)
Common stock and restricted stock grants under Omnibus Plan, net of forfeitures and shares withheld for taxes	633,246	—
Shares repurchased	—	(88,785)
Shares issued at December 31, 2020	44,953,166	49,828,383
Shares issued to the public in follow-on offerings	9,200,000	—
Shares issued in connection with Partnerships	1,053,190	7,441,139
Common stock and restricted stock grants under Inducement Plan, net of forfeitures and shares withheld for taxes	1,558,694	—
Common stock and restricted stock grants under Omnibus Plan, net of forfeitures and shares withheld for taxes	906,338	—
Redemption of Class B shares of common stock for Class A shares	931,471	(931,471)
Shares issued at December 31, 2021	58,602,859	56,338,051
Shares issued in connection with Partnerships	226,338	—
Common stock and restricted stock grants under Inducement Plan, net of forfeitures and shares withheld for taxes	(7,593)	—
Common stock and restricted stock grants under Omnibus Plan, net of forfeitures and shares withheld for taxes	784,630	—
Redemption of Class B shares of common stock for Class A shares	1,841,134	(1,841,134)
Equity issued in satisfaction of a liability	—	29,430
Forfeiture of unvested Class B shares	—	(21,429)
Shares issued at December 31, 2022	61,447,368	54,504,918
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

Each share of Class B common stock entitles the stockholder to one vote per share on all matters submitted to a vote of our stockholders. If at any time the ratio at which LLC Units are redeemable or exchangeable for shares of Class A common stock changes from one-for-one, the number of votes to which Class B common stockholders are entitled will be adjusted accordingly. Class B common stockholders will vote together with Class A common stockholders as a single class on all matters on which stockholders are entitled to vote generally, except as otherwise required by law. Class B common stockholders do not have cumulative voting rights in the election of directors, nor do they have any right to receive dividends or to receive a distribution upon a liquidation or winding up of BRP Group.
Noncontrolling Interest
BRP Group is the sole managing member of BRP. As such, BRP Group consolidates BRP in its consolidated financial statements, resulting in a noncontrolling interest related to the LLC Units held by BRP’s LLC Members in its consolidated financial statements.
The following table summarizes the ownership interest in BRP:

	December 31, 2022		December 31, 2021
	LLC Units	Percentage	LLC Units	Percentage
Interest in BRP held by BRP Group	61,447,368	53%	58,602,859	51%
Noncontrolling interest in BRP held by BRP’s LLC Members	54,504,918	47%	56,338,051	49%
Total	115,952,286	100%	114,940,910	100%
Stockholders Agreement
We are a party to a Stockholders Agreement entered into in connection with the initial public offering with the Pre-IPO LLC Members. Pursuant to the terms of the Stockholders Agreement, so long as the Pre-IPO LLC Members and their permitted transferees (collectively, the “Holders”) beneficially own at least 10% of the aggregate number of outstanding shares of our common stock (the “Substantial Ownership Requirement”), the Holders have approval rights over certain transactions and actions taken by us and BRP, including, a merger, consolidation or sale of all or substantially all of the assets of BRP and its subsidiaries; any dissolution, liquidation or reorganization (including filing for bankruptcy) of BRP and its subsidiaries or any acquisition or disposition of any asset for consideration in excess of 5% of our and our subsidiaries' total assets on a consolidated basis; the incurrence, guarantee, assumption or refinancing of indebtedness, or grant of a security interest, in excess of 10% of total assets (or that would cause aggregate indebtedness or guarantees thereof to exceed 10% of total assets); the issuance of certain additional equity interests of the Company, BRP or any of their subsidiaries in an amount exceeding $10 million (other than pursuant to an equity incentive plan that has been approved by our board of directors); the establishment or amendment of any equity, purchase or bonus plan for the benefit of employees, consultants, officers or directors; any capital or other expenditure in excess of 5% of total assets; the declaration or payment of dividends on Class A common stock or distributions by BRP on LLC Units other than tax distributions as defined in the Amended LLC Agreement; changing the number of directors on our board of directors; hiring, termination or replacement of, establishment of compensation (including benefits) payable to, or making other significant decisions involving, our or BRP's senior management and key employees, including our Chief Executive Officer, including entry into or modification of employment agreements, adopting or modifying plans relating to any incentive securities or employee benefit plans or granting incentive securities or benefits under any existing plans; changing our or BRP’s jurisdiction of incorporation; changing the location of our or BRP’s headquarters; changing our or BRP’s name; changing our or BRP’s fiscal year; changing our public accounting firm; amendments to our or BRP’s governing documents; and adopting a shareholder rights plan. Furthermore, the Stockholders Agreement provides that, for so long as the Substantial Ownership Requirement is met, the Holders may designate the nominees for a majority of the members of our board of directors, including the Chairman of our board of directors.
14. Related Party Transactions
The Company previously had an advisor incentive liability with one of its Risk Advisors. Refer to Note 2 for additional information regarding this related party transaction.
Due to/from Related Parties
Due from related parties totaling $0.1 million and $1.7 million at December 31, 2022 and 2021, respectively, consists of receivables due from Partners for post-closing cash requirements in accordance with Partnership agreements.

Related party notes payable of $1.5 million and $61.5 million at December 31, 2022 and 2021, respectively, relate to the settlement of contingent earnout consideration for certain of the Company's Partners.
Commission Revenue
The Company serves as a broker for Holding Company of the Villages, Inc. (“The Villages”), a significant shareholder, and certain affiliated entities. Commission revenue recorded as a result of transactions with The Villages was $2.1 million, $1.8 million and $1.1 million, for the years ended December 31, 2022, 2021 and 2020, respectively.
The Company serves as a broker for certain entities in which a member of our board of directors has a material interest. Commission revenue recorded as a result of these transactions was $0.3 million for each of the years ended December 31, 2022 and 2021, and $0.5 million for the year ended December 31, 2020.
Commissions and Consulting Expense
Two brothers of Lowry Baldwin, our Board Chair, collectively received approximately $0.6 million from the Company in Risk Advisor commissions during each of the years ended December 31, 2022, 2021 and 2020.
The Company has a consulting agreement with Accenture, with which an independent member of our board of directors holds an executive leadership position. Consulting expense recorded as a result of this transaction was $1.2 million for the year ended December 31, 2022.
Rent Expense
The Company has various agreements to lease office space from wholly-owned subsidiaries of The Villages. Rent expense ranges from approximately $3,000 to $13,000 per month, per lease. Lease agreements expire on various dates through December 2027. Total rent expense incurred with respect to The Villages and its wholly-owned subsidiaries was approximately $0.4 million for the year ended December 31, 2022 and $0.5 million for each of the years ended December 31, 2021 and 2020. Total right-of-use assets and operating lease liabilities included on the Company's balance sheet related to The Villages were $1.7 million each at December 31, 2022.
The Company has various agreements to lease office space from other related parties. Rent expense ranges from approximately $1,000 to $59,000 per month, per lease. Lease agreements expire on various dates through December 2030. Total rent expense incurred with respect to other related parties was $3.8 million, $2.5 million and $1.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. Total right-of-use assets and operating lease liabilities included on the Company's balance sheets related to these agreements were $15.0 million and $15.4 million, respectively, at December 31, 2022 and $17.9 million and $18.2 million, respectively, at December 31, 2021.
Other
Lowry Baldwin, our Board Chair, paid $0.3 million of BRP's commitment to the University of South Florida (“USF”) during the year ended December 31, 2022. Refer to Note 20 for additional information on this commitment.
15. Share-Based Compensation
Omnibus Incentive Plan and Partnership Inducement Award Plan
On October 24, 2019, the Company adopted the BRP Group, Inc. Omnibus Incentive Plan (the “Omnibus Plan”) and on November 27, 2020, the Company adopted the BRP Group, Inc. Partnership Inducement Award Plan (the “Inducement Plan” and collectively with the Omnibus Plan, the “Plans”) to motivate and reward Colleagues and certain other individuals to perform at the highest level and contribute significantly to the Company’s success, thereby furthering the best interests of BRP Group’s shareholders. The Plans permit the grant of both nonqualified and incentive stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock unit awards (“RSUs”), other performance awards (including performance-based RSUs (“PSUs”) issued in connection with the Long-Term Incentive Plan (“LTIP”) for executives), cash-based awards and share-based awards to the Company’s directors, officers, Colleagues and, solely with respect to the Omnibus Plan, consultants. The aggregate value of all compensation paid to a non-employee director under the Omnibus Plan in any calendar year may not exceed $250,000 and awards granted under the Inducement Plan require a minimum vesting period of one year.
The Plans are administered by the Compensation Committee, the members of which are independent members of the board of directors. The Compensation Committee assesses issuances under the Plans in the context of the Company's fully-diluted capital composition, which includes shares of Class A common stock and Class B common stock.

The total number of shares of Class A common stock authorized for issuance under the Omnibus Plan and Inducement Plan was 6,142,862 and 3,000,000, respectively, at December 31, 2022. Under the Omnibus Plan, the number of shares of Class A common stock reserved for issuance will increase on the first day of each fiscal year by the lesser of (i) 2% of the aggregate shares of Class A and Class B common stock outstanding on the last day of the immediately preceding fiscal year and (ii) such number of shares as determined by BRP Group’s board of directors. In accordance therewith, the number of authorized shares of Class A common stock reserved for issuance under the Omnibus Plan increased by 2,319,045 shares effective January 1, 2023.
At December 31, 2022, there were 1,224,470 and 1,448,899 shares of Class A common stock available for grant under the Omnibus Plan and Inducement Plan, respectively. The Company issues new shares of Class A common stock upon the grant of RSAs and the vesting of PSUs. During the year ended December 31, 2022, the Company made awards of RSAs, PSUs and fully-vested shares under the Plans to its non-employee directors, officers, Colleagues and consultants. Fully-vested shares issued to directors and officers during the year ended December 31, 2022 were vested upon issuance while RSAs issued to Colleagues and consultants generally either cliff vest after 3 to 4 years or vest ratably over 3 to 5 years. The vesting of RSAs and PSUs issued to our executives is discussed below under Long-Term Incentive Plan.
The following table summarizes the activity for non-vested awards granted by the Company under the Plans:

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at December 31, 2019	330,244	$14.00
Granted	709,426	15.79
Vested and settled	(175,372)	12.09
Forfeited	(38,271)	14.40
Outstanding at December 31, 2020	826,027	15.92
Granted	2,758,207	31.72
Vested and settled	(279,494)	21.33
Forfeited	(89,009)	22.25
Outstanding at December 31, 2021	3,215,731	28.83
Granted	1,258,300	26.58
Vested and settled	(756,655)	28.24
Forfeited	(122,073)	26.75
Outstanding at December 31, 2022	3,595,303	28.26
Non-vested awards outstanding at December 31, 2022 that are expected to vest	2,871,927	28.35
The total fair value of shares that vested and settled during the years ended December 31, 2022, 2021 and 2020 was $21.4 million, $6.0 million, and $2.1 million, respectively. Non-vested awards outstanding at December 31, 2022 include 288,023 PSUs expected to vest, which have an aggregate intrinsic value of $7.2 million and a weighted-average remaining contractual term of 1.9 years.
Share-based compensation is recognized ratably over the vesting period of the respective awards and includes expense related to issuances under the Plans, MIU Conversion LLC Units (defined below) and advisor incentive awards. Share-based compensation also includes the portion of annual bonuses that are payable in fully vested shares of Class A common stock. The Company recognizes share-based compensation expense for the Plans net of actual forfeitures. The Company recorded share-based compensation expense of $47.4 million, $19.2 million and $7.7 million in connection with the Plans for the years ended December 31, 2022, 2021 and 2020, respectively, which is included in commissions, employee compensation and benefits expense in the consolidated statements of comprehensive loss. The Company had $75.4 million of total unrecognized compensation cost related to non-vested shares at December 31, 2022, which is expected to be recognized over a weighted-average period of 2.4 years.

Long-Term Incentive Plan
During the years ended December 31, 2022 and 2021, the Compensation Committee awarded the Company’s executive officers incentive compensation awards under the LTIP consisting of (i) PSUs with an aggregate target grant date value of $5.1 million and $3.1 million, respectively, and (ii) RSAs with an aggregate grant date value of $1.5 million and $1.0 million, respectively. The incentive compensation awards granted during the years ended December 31, 2022 and 2021 have an aggregate maximum value of $14.2 million and $8.8 million, respectively.
As part of the adoption of the LTIP each year, the Compensation Committee approves the form of PSU award agreement (the “Form PSU Award Agreement”) under the Company’s Omnibus Plan in connection with the granting of PSUs to its executive officers. The Form PSU Award Agreement provides for the granting of PSUs, which generally vest in the quarter following the end of a performance period of three years. The number of PSUs, if any, that will actually be earned pursuant to a PSU award will depend on the level of performance achieved with respect to applicable performance goals during the applicable performance period. The RSAs vest in equal annual installments over five years.
Valuation Assumptions
The fair value of the PSUs was estimated on the grant date using a Monte Carlo analysis to model the value of the PSUs using the following assumptions. Expected volatility is based on an average of implied volatility on the valuation date and the one-year historical volatility of BRP Group and publicly-traded companies within a peer group and the Russell 3000 Index. The risk-free interest rate is based on the U.S. Treasury rates in effect at the time of the grant. Expected term is based on the actual term of the awards. The assumptions used in calculating the fair value of the PSUs are set forth in the table below.

	For the Years Ended December 31,
	2022	2021
Expected volatility minimum	19%	18%
Expected volatility maximum	267%	172%
Risk-free interest rate	2.00%	0.27%
Expected term	2.8 years	2.7 years
Management Incentive Units
Management Incentive Units (“MIUs”) were non-voting units issued to certain senior management prior to October 2019. In connection with the Company's initial public offering in October 2019, all remaining MIUs were converted to restricted LLC Units (and corresponding shares of Class B common stock) (“MIU Conversion LLC Units”) that contain identical vesting conditions to the original MIU issuances. As such, no MIUs remain issued and outstanding. All remaining non-vested MIU Conversion LLC Units will vest according to time-based benchmarks.
There were 450,744, 467,237 and 609,500 MIU Conversion LLC Units that vested during the years ended December 31, 2022, 2021 and 2020, respectively. There are 429,747 non-vested MIU Conversion LLC Units that are expected to vest by December 31, 2023.
16. Retirement Plan
The Company sponsors a 401(k) retirement plan for Colleagues who meet specific age and service requirements. This plan allows for participants to make salary deferral contributions. Employer matching and profit-sharing contributions to this plan are discretionary. Company contributions were $11.4 million, $5.1 million and $1.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.
17. Income Taxes
BRP Group is the sole managing member of BRP, which is treated as a partnership for U.S. federal, state and local income tax purposes. As a partnership, BRP is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by BRP is passed through to and included in the taxable income or loss of its partners, including BRP Group, on a pro rata basis. BRP Group is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to BRP Group’s allocable share of income of BRP.

Components of income tax expense (benefit) include the following:

	For the Years Ended December 31,
(in thousands)	2022	2021	2020
Current
Federal	$18	$11	$—
State and local	693	3	—
Total current income tax expense	711	14	—
Deferred
Federal	(2)	4	(4)
State and local	6	1	(1)
Total deferred income tax expense (benefit)	4	5	(5)
Total income tax expense (benefit)	$715	$19	$(5)
Income tax expense (benefit) at the Company’s effective tax rate differed from the statutory tax rate as follows:

	For the Years Ended December 31,
(in thousands)	2022	2021	2020
Loss before income taxes	$(76,033)	$(58,101)	$(29,890)

Noncontrolling interest	9,415	7,072	4,415
Tax provision at statutory rate (21%)	(15,966)	(12,201)	(6,280)
Effect of:
Valuation allowance	8,787	6,942	3,383
State and local income tax	(2,659)	(2,403)	(1,215)
State rate change	824	(12)	(206)
True-up and adjustments	(502)	3	(157)
Meals and entertainment	291	86	110
MIU issuance	187	452	22
IRC 162(m)	152	435	—
Share-based compensation	124	(467)	(175)
Other	62	112	98
Total income tax expense (benefit)	$715	$19	$(5)
The following table summarizes the components of deferred tax assets and liabilities:

	December 31,
(in thousands)	2022	2021
Deferred tax assets
Investment in Partnerships	$86,871	$75,368
163(j) limitation carryforward	8,119	38
Net operating loss	6,313	6,018
Capitalized transaction costs	2,147	2,304
Charitable contributions	442	143
Total deferred tax assets	103,892	83,871
Less: valuation allowance	(103,892)	(83,871)
Net deferred tax assets	$—	$—

Deferred tax balances reflect the impact of temporary differences between the carrying amount of assets and liabilities and their tax basis and are stated at the tax rates in effect when the temporary differences are expected to be recovered or settled. The Company assessed the future realization of the tax benefit of its existing deferred tax assets and concluded that it is more likely than not that all of the deferred tax assets will not be realized in the future. As a result, the Company recorded a valuation allowance of $103.9 million and $83.9 million against its deferred tax assets at December 31, 2022 and 2021, respectively.
As of December 31, 2022, the Company has not recognized any uncertain tax positions, penalties, or interest as management has concluded that no such positions exist. The Company is subject to examination for tax years beginning with the year ended December 31, 2019. The Company is not currently subject to income tax audits in any U.S. or state jurisdictions for any tax year.
Tax Receivable Agreement
BRP makes an election under Section 754 of the Internal Revenue Code of 1986, as amended, and the regulations thereunder (the “Code”) effective for each taxable year in which a redemption or exchange of LLC Units and corresponding Class B common stock for shares of Class A common stock occurs. Exchanges result in tax basis adjustments to the assets of BRP, which produce favorable tax attributes and reduce the amount of tax that BRP Group is required to pay. The Company has determined that it is more likely than not that these benefits will not be realized.
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
This payment obligation is an obligation of BRP Group and not of Baldwin Risk Partners, LLC. For purposes of the Tax Receivable Agreement, the cash tax savings in income tax will be computed by comparing the actual income tax liability of BRP Group (calculated with certain assumptions) to the amount of such taxes that BRP Group would have been required to pay had there been no increase to the tax basis of the assets of Baldwin Risk Partners, LLC as a result of the redemptions or exchanges and had BRP Group not entered into the Tax Receivable Agreement. Estimating the amount of payments that may be made under the Tax Receivable Agreement is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. While the actual increase in tax basis, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of redemptions or exchanges, the price of shares of our Class A common stock at the time of the redemption or exchange, the extent to which such redemptions or exchanges are taxable and the amount and timing of our income. The Company accounts for the effects of these increases in tax basis and associated payments under the Tax Receivable Agreement arising from future redemptions or exchanges as follows:
•records an increase in deferred tax assets for the estimated income tax effects of the increases in tax basis based on enacted federal and state tax rates at the date of the redemption or exchange;
•to the extent it is estimated that the Company will not realize the full benefit represented by the deferred tax asset, based on an analysis that will consider, among other things, our expectation of future earnings, the Company reduces the deferred tax asset with a valuation allowance; and
•records 85% of the estimated realizable tax benefit (which is the recorded deferred tax asset less any recorded valuation allowance) as an increase to the liability due under the Tax Receivable Agreement and the remaining 15% of the estimated realizable tax benefit as an increase to additional paid-in capital.
All of the effects of changes in any of our estimates after the date of the redemption or exchange will be included in net income. Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income.
18. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) attributable to BRP Group by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings (loss) per share is computed giving effect to all potentially dilutive shares of common stock.

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

	For the Years Ended December 31,
	2022	2021	2020
Non-vested restricted shares of Class A common stock	3,307,280	3,119,909	826,027
Shares of Class B common stock	54,504,918	56,338,051	49,828,383
The shares of Class B common stock do not share in the earnings or losses attributable to BRP Group, and therefore, are not participating securities. Accordingly, a separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been included.
The following is a calculation of the basic and diluted weighted-average number of shares of Class A common stock outstanding and basic and diluted loss per share for the periods presented.

	For the Years Ended December 31,
(in thousands, except per share data)	2022	2021	2020
Basic and diluted loss per share:
Loss attributable to BRP Group	$(41,772)	$(30,646)	$(15,696)
Shares used for basic loss per share:
Basic and diluted weighted-average shares of Class A common stock outstanding	56,825	47,588	27,176
Basic and diluted loss per share	$(0.74)	$(0.64)	$(0.58)
19. Fair Value Measurements
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

	December 31,
(in thousands)	2022	2021
Level 2
Interest rate caps	$15,150	$6,338
Level 2 Assets	$15,150	$6,338
Level 3
Contingent earnout liabilities	$266,936	$258,589
Level 3 Liabilities	$266,936	$258,589
The fair value of interest rate caps was $15.2 million and $6.3 million at December 31, 2022 and 2021, respectively. The fair value of interest rate caps is determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.
Methodologies used for liabilities measured at fair value on a recurring basis within Level 3 of the fair value hierarchy at December 31, 2022 and 2021 are based on limited unobservable inputs. These methods may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.
The fair value of the contingent earnout liabilities is based on sales projections for the acquired entities, which are reassessed each reporting period. Based on the Company’s ongoing assessment of the fair value of its contingent earnout liability, the Company recorded a net increase in the estimated fair value of such liabilities of $32.3 million, $45.2 million and $20.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. The Company has assessed the maximum estimated exposure to the contingent earnout liabilities to be $954.3 million at December 31, 2022.
The Company measures contingent earnout liabilities at fair value at each reporting period using significant unobservable inputs classified within Level 3 of the fair value hierarchy. The Company uses a probability weighted value analysis as a valuation technique to convert future estimated cash flows to a single present value amount. The significant unobservable inputs used in the fair value measurements are sales projections over the earnout period, and the probability outcome percentages assigned to each scenario. Significant increases or decreases to either of these inputs would result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent earnout liabilities. Ultimately, the liability will be equivalent to the amount settled, and the difference between the fair value estimate and amount settled will be recorded in earnings for business combinations, or as a reduction of the cost of the assets acquired for asset acquisitions. Refer to Note 3 for additional information regarding contingent earnout consideration recorded in connection with business acquisitions.
The fair value of the contingent earnout liabilities is based on Monte Carlo simulations that measure the present value of the expected future payments to be made to Partners in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, the Company estimates the Partner’s future performance using financial projections developed by management for the Partner and market participant assumptions that were derived for revenue growth, the number of rental units tracked or the insured value of sourced homeowners insurance. Revenue growth rates generally ranged from 8% to 35% at December 31, 2022 and from 5% to 22% at December 31, 2021. The Company estimates future payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. These payments are discounted to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of the Partner to achieve the targets. These discount rates generally ranged from 6.50% to 18.00% at December 31, 2022 and from 5.00% to 15.50% at December 31, 2021. Changes in financial projections, market participant assumptions for revenue growth and profitability, or the risk-adjusted discount rate, would result in a change in the fair value of contingent consideration.

The following table sets forth a summary of the changes in the fair value of the Company’s contingent earnout liabilities, which are measured at fair value on a recurring basis utilizing Level 3 assumptions in their valuation:

	For the Years Ended December 31,
(in thousands)	2022	2021
Balance at beginning of year	$258,589	$164,819
Fair value of contingent consideration issuances(1)	14,918	122,622
Change in fair value of contingent consideration	32,307	45,196
Settlement of contingent consideration(2)	(38,878)	(74,048)
Balance at end of year	$266,936	$258,589
__________
(1)    During the year ended December 31, 2021, the Company recorded measurement period adjustments relating to businesses acquired in the fourth quarter of 2020. These adjustments decreased contingent earnout liabilities by $4.7 million, which offsets issuances of $127.3 million from business combinations for the period.
(2)    The Company settled $2.1 million and $61.5 million of its contingent earnout liabilities through the issuance of related party notes payable and reduction of related party notes receivable during the years ended December 31, 2022 and 2021, respectively.
Fair Value of Other Financial Instruments
The fair value of long-term debt and the revolving line of credit is based on an estimate using a discounted cash flow analysis and current borrowing rates for similar types of borrowing arrangements. The carrying amount and estimated fair value of long-term debt and the revolving line of credit were as follows:

	Fair Value Hierarchy	December 31, 2022		December 31, 2021
		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt(1)	Level 2	$838,114	$816,155	$846,623	$870,120
Revolving line of credit	Level 2	505,000	476,304	35,000	33,968
__________
(1)    The carrying amount of the long-term debt does not reflect unamortized debt discount and issuance costs of $19.7 million and $23.5 million at December 31, 2022 and 2021, respectively, which are netted against long-term debt on the consolidated balance sheets.
20. Commitments and Contingencies
In April 2022, BRP made a commitment to USF to donate a total of $5.3 million through October 2028, of which $4.7 million remains outstanding as of December 31, 2022. The gift will provide support for the School of Risk Management and Insurance in the USF Muma College of Business. It is currently anticipated that Lowry Baldwin, our Board Chair, will fund half of the amounts to be donated by BRP.
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
During the year ended December 31, 2022, the Company entered into negotiations to settle one or more disputes relating to alleged restrictive covenant violations on the part of certain of its Risk Advisors. The Company has subsequently settled the disputes for $1.7 million, which amount was accrued as a component of other operating expenses in the consolidated statements of comprehensive loss. The contingencies were subsequently satisfied in the first quarter of 2023.
21. Segment Information
BRP Group’s business is divided into four Operating Groups: Middle Market, Specialty, MainStreet, and Medicare.
•The Middle Market Operating Group provides expertly-designed commercial risk management, employee benefits solutions and private risk management for mid-to-large size businesses and high net worth individuals, as well as their families.

•The Specialty Operating Group consists of two distinct businesses. Our specialty wholesale broker businesses deliver specialty insurers, professionals, individuals and niche industry businesses expanded access to exclusive specialty markets, capabilities and programs requiring complex underwriting and placement. Specialty also houses our MGA of the Future platform, in which we manufacture proprietary, technology enabled insurance products that are then distributed (in many instances via technology and/or API integrations) internally via our Risk Advisors in Middle Market and MainStreet and externally via select distribution partners, with a focus on sheltered channels where our products deliver speed, ease of use and certainty of execution, an example of which is our national embedded renters insurance product sold at point of lease via integrations with property management software providers.
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

	For the Year Ended December 31, 2022
(in thousands)	Middle Market	Specialty	MainStreet	Medicare	Corporate and Other	Total
Revenues:
Commissions and fees(1)	$558,776	$307,748	$118,581	$38,457	$(42,842)	$980,720

Operating expenses:
Commissions, employee compensation and benefits(1)	385,492	218,859	72,763	24,969	17,362	719,445
Other operating expenses	73,638	31,313	17,736	7,966	43,055	173,708
Amortization	50,209	16,946	12,809	1,769	5	81,738
Change in fair value of contingent consideration	26,429	5,354	253	271	—	32,307
Depreciation	1,476	615	207	71	2,251	4,620
Total operating expenses	537,244	273,087	103,768	35,046	62,673	1,011,818

Operating income (loss)	21,532	34,661	14,813	3,411	(105,515)	(31,098)

Other income (expense):
Interest income (expense), net	232	—	30	—	(71,334)	(71,072)
Other income (expense), net	265	(371)	(2)	—	26,245	26,137
Total other income (expense)	497	(371)	28	—	(45,089)	(44,935)

Income (loss) before income taxes	22,029	34,290	14,841	3,411	(150,604)	(76,033)
Income tax expense	—	—	—	—	715	715
Net income (loss)	$22,029	$34,290	$14,841	$3,411	$(151,319)	$(76,748)

Capital expenditures	$1,738	$5,655	$2,533	$485	$11,568	$21,979
	At December 31, 2022
Total assets	$2,240,483	$616,117	$457,768	$72,736	$75,078	$3,462,182
__________
(1)    During the year ended December 31, 2022, the Middle Market Operating Group recorded intercompany commissions and fees from activity with the Specialty Operating Group of $1.7 million; the Specialty Operating Group recorded intercompany commissions and fees from activity with itself of $3.7 million; the MainStreet Operating Group recorded intercompany commissions and fees from activity with the Middle Market and Specialty Operating Groups of $36.1 million; and the Medicare Operating Group recorded intercompany commissions and fees from activity with itself of $1.3 million. These intercompany commissions and fees are eliminated through Corporate and Other.

	For the Year Ended December 31, 2021
(in thousands)	Middle Market	Specialty	MainStreet	Medicare	Corporate and Other	Total
Revenues:
Commissions and fees(1)	$363,822	$144,455	$34,344	$27,392	$(2,723)	$567,290

Operating expenses:
Commissions, employee compensation and benefits(1)	234,652	102,824	22,884	16,309	23,381	400,050
Other operating expenses	50,037	13,716	4,970	5,289	28,150	102,162
Amortization	34,056	11,326	1,617	1,716	5	48,720
Change in fair value of contingent consideration	32,735	11,881	926	(346)	—	45,196
Depreciation	1,483	184	255	90	776	2,788
Total operating expenses	352,963	139,931	30,652	23,058	52,312	598,916

Operating income (loss)	10,859	4,524	3,692	4,334	(55,035)	(31,626)

Other income (expense):
Interest income (expense), net	(150)	(2)	—	1	(26,748)	(26,899)
Other income (expense), net	573	(38)	—	(4)	(107)	424
Total other income (expense)	423	(40)	—	(3)	(26,855)	(26,475)

Income (loss) before income taxes	11,282	4,484	3,692	4,331	(81,890)	(58,101)
Income tax expense	—	—	—	—	19	19
Net income (loss)	$11,282	$4,484	$3,692	$4,331	$(81,909)	$(58,120)

Capital expenditures	$949	$590	$99	$92	$3,591	$5,321
	At December 31, 2021
Total assets	$2,142,485	$549,662	$61,322	$56,472	$66,366	$2,876,307
__________
(1)    During the year ended December 31, 2021, the Middle Market Operating Group recorded intercompany commissions and fees from activity with the Specialty Operating Group of $1.5 million; the Specialty Operating Group recorded intercompany commissions and fees from activity with itself of $0.2 million; the MainStreet Operating Group recorded intercompany commissions and fees from activity with the Middle Market and Specialty Operating Groups of $0.5 million; and the Medicare Operating group recorded intercompany commissions and fees from activity with itself of $0.6 million. Intercompany commissions and fees and intercompany commissions, employee compensation and benefits expense are eliminated through Corporate and Other.

	For the Year Ended December 31, 2020
(in thousands)	Middle Market	Specialty	MainStreet	Medicare	Corporate and Other	Total
Revenues:
Commissions and fees(1)	$103,393	$88,876	$30,361	$19,320	$(1,031)	$240,919

Operating expenses:
Commissions, employee compensation and benefits(1)	66,303	67,189	17,852	10,889	11,881	174,114
Other operating expenses	16,319	5,746	4,440	3,504	18,051	48,060
Amortization	7,037	9,131	1,730	1,132	8	19,038
Change in fair value of contingent consideration	143	16,707	3,187	479	—	20,516
Depreciation	586	167	251	53	72	1,129
Total operating expenses	90,388	98,940	27,460	16,057	30,012	262,857

Operating income (loss)	13,005	(10,064)	2,901	3,263	(31,043)	(21,938)

Other income (expense):
Interest income (expense), net	46	—	4	—	(7,907)	(7,857)
Other expense, net	(66)	(28)	—	—	(1)	(95)
Total other income (expense)	(20)	(28)	4	—	(7,908)	(7,952)

Income (loss) before taxes	12,985	(10,092)	2,905	3,263	(38,951)	(29,890)
Income tax benefit	—	—	—	—	(5)	(5)
Net income (loss)	$12,985	$(10,092)	$2,905	$3,263	$(38,946)	$(29,885)

Capital expenditures	$629	$77	$109	$160	$4,494	$5,469
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
22. Subsequent Events
The Company completed a strategic review of its organizational structure in January 2023 and determined that the chief operating decision maker, the chief executive officer, will change the way it manages and operates its MainStreet and Medicare reportable segments. Beginning in January 2023, the MainStreet and Medicare reportable segments will be combined under one single operating segment, Mainstreet Insurance Solutions, which will be the operating segment used by the chief executive officer to make decisions about the resources to be allocated to the segment and to assess its performance. In addition, the Middle Market and Specialty reportable segments will be rebranded as Insurance Advisory Solutions and Underwriting, Capacity & Technology Solutions, respectively. As of December 31, 2022, this realignment has not yet been reflected within the Company’s financial statements. Quarterly Reports on Form 10-Q for the 2023 periods will include a revision of the MainStreet and Medicare reportable segments as the new Mainstreet Insurance Solutions reportable segment and corresponding information for prior periods will be retrospectively revised to reflect this change in reportable segments, as well as the rebranding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2022.
Management's Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.
Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Management’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of management, acting under authority delegated to them by the Board, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Management's annual evaluation of internal control over financial reporting did not include an assessment of and conclusion on the effectiveness of internal control over financial reporting of three Partnerships (Westwood Insurance Agency, Venture Captive Management, LLC and National Health Plans & Benefits Agency, LLC) that were acquired in purchase business combinations during the year ended December 31, 2022. The three Partnerships collectively represent less than 1% of our consolidated total assets (the calculation excludes the goodwill and intangible assets of those acquired Partnerships as the goodwill and intangible assets were subject to management’s assessment of internal control over financial reporting) and approximately 8% of total revenues as of and for the year ended December 31, 2022.
Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria established in Internal Control—Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2022 to provide reasonable assurance regarding the reliability of financial reporting and preparation of the consolidated financial statements in accordance with generally accepted accounting principles. The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.

Remediation of Prior Year Material Weaknesses
In our 2021 Annual Report, filed on March 1, 2022, management identified three material weaknesses existing as of December 31, 2021 related to (i) a lack of a sufficient number of personnel with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately; (ii) insufficient policies and procedures to achieve complete and accurate financial accounting, reporting and disclosures; and (iii) failure to design and maintain controls over the operating effectiveness of information technology (“IT”) general controls.
Management, with the oversight of the Audit Committee of the Board of Directors, has invested considerable time and resources over the last three years and has completed remediation of these material weaknesses, in each case as further described below.
Lack of Sufficient Accounting Personnel
To remediate the material weakness associated with the lack of sufficient personnel with an appropriate level of accounting knowledge, training and experience commensurate with our financial reporting requirements to appropriately analyze, record and disclose accounting matters timely and accurately, we have (i) hired personnel with the appropriate knowledge, experience, certification, training and education for all of the key positions in the financial reporting and accounting function, including a Chief Accounting Officer, Director of Technical Accounting and Director of Financial Reporting; (ii) improved accountability in the accounting organization with expanded policies and procedures; (iii) improved communication through weekly meetings conducted by the Chief Accounting Officer with her direct reports and monthly town hall meetings held by the accounting and finance functions; (iv) conducted routine staff training; (v) hired a Director of Internal Audit and a Director of Internal Controls to deliver in-house expertise to all of our Colleagues on designing and operating an effective control environment; (vi) designed and implemented entity level controls to support the overall control environment; and (vii) designed and implemented effective segregation of duties controls and sustained our controls over a period that is appropriate in order to conclude that the controls are operating effectively.
Financial Accounting, Reporting and Disclosures
To remediate the material weakness associated with insufficient policies and procedures necessary to achieve complete and accurate financial accounting, reporting and disclosures, we have: (i) purchased, designed, and implemented a new general ledger and account reconciliation tool to automate and standardize certain procedures; (ii) established policies and procedures to govern the completion and review of account reconciliations, including independent review; (iii) established policies and procedures to govern the posting and review of journal entries to our general ledger; (iv) designed and implemented new controls and enhancements to existing controls over the preparation, analysis and review of manual journal entries, significant account reconciliations and closing adjustments; (v) established policies and procedures regarding the preparation and review of financial statements and disclosures, including review by the Chief Accounting Officer, the Chief Financial Officer and the Audit Committee; (vi) designed and implemented controls to test the completeness and accuracy of data and key reports; and (vii) sustained operation of our controls over a period that is appropriate in order to conclude that the controls are operating effectively.
Information Technology General Controls
To remediate the material weakness associated with failure to design and maintain controls over the operating effectiveness of IT general controls, we have (i) hired IT personnel with an appropriate level of knowledge and technical experience to design and maintain IT general controls, including hiring a Chief Digital & Information Officer; (ii) established policies and procedures for the design and operation of IT general controls; (iii) implemented an IT general controls framework; (iv) implemented a single-sign-on application to centralize system provisioning and de-provisioning; (v) designed, implemented and documented IT general controls supporting financial systems relevant to our financial reporting processes; and (vi) sustained operation of our controls over a period that is appropriate in order to conclude that the controls are operating effectively.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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
(1)    Consolidated financial statements: Refer to Item 8. Financial Statements and Supplementary Data elsewhere in the Annual Report on Form 10K.
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

10.3†
Amended and Restated Employment Agreement, dated as of October 28, 2019, between Baldwin Risk Partners, LLC and Bradford Hale (incorporated herein by reference to Exhibit 10.4 of the registrant’s Form 10-K filed with the Securities and Exchange Commission on March 1, 2022).

10.4†
Amendment No. 1 to Amended and Restated Employment Agreement, dated as of March 23, 2020, between Baldwin Risk Partners, LLC and Bradford Hale (incorporated herein by reference to Exhibit 10.5 of the registrant’s Form 10-K filed with the Securities and Exchange Commission on March 1, 2022).

10.5†
Amendment No. 2 to Amended and Restated Employment Agreement, dated as of April 1, 2021, between Baldwin Risk Partners, LLC and Bradford Hale (incorporated herein by reference to Exhibit 10.6 of the registrant’s Form 10-K filed with the Securities and Exchange Commission on March 1, 2022).

10.6†
Amended and Restated Employment Agreement, dated as of October 28, 2019, between Baldwin Risk Partners, LLC and Kristopher Wiebeck (incorporated herein by reference to Exhibit 10.2 of the registrant’s Form 10-K filed with the Securities and Exchange Commission on March 24, 2020).

10.7†
Amendment No. 1 to Amended and Restated Employment Agreement, dated as of April 1, 2021, between Baldwin Risk Partners, LLC and Kris Wiebeck (incorporated herein by reference to Exhibit 10.8 of the registrant’s Form 10-K filed with the Securities and Exchange Commission on March 1, 2022).

10.8†
Employment Agreement, dated as of April 1, 2021, between Baldwin Risk Partners, LLC and Corbyn Galloway (incorporated herein by reference to Exhibit 10.9 of the registrant’s Form 10-K filed with the Securities and Exchange Commission on March 1, 2022).

10.9†
Employment Agreement, dated as of October 28, 2019, between Baldwin Risk Partners, LLC and John Valentine (incorporated herein by reference to Exhibit 10.3 of the registrant’s Form 10-K filed with the Securities and Exchange Commission on March 24, 2020).

10.10†*	Employment Agreement, dated as of January 31, 2022, between Baldwin Risk Partners, LLC and Seth Cohen.
10.11†
BRP Group, Inc. Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.6 of the registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 23, 2019).

Exhibit No.	Description of Exhibit
10.12†
Form of BRP Group, Inc. Omnibus Incentive Plan Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.7 of the registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 23, 2019).

10.13†
BRP Group, Inc. Partnership Inducement Award Plan (as amended November 16, 2021) (incorporated herein by reference to Exhibit 99 of the registrant’s Registration Statement on Form S-8 (Registration No. 333-261126) filed with the Securities and Exchange Commission on November 16, 2021).

10.14
Third Amended and Restated Limited Liability Company Agreement of Baldwin Risk Partners, LLC, dated as of October 7, 2019, by and among Baldwin Risk Partners, LLC and its members (incorporated herein by reference to Exhibit 10.5 of the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2020).

10.15*
First Amendment to the Third Amended and Restated Limited Liability Company Agreement of Baldwin Risk Partners, LLC, dated as of November 3, 2020, by and among Baldwin Risk Partners, LLC and its members

10.16†
Form of Baldwin Risk Partners, LLC Restricted Unit Agreement (incorporated herein by reference to Exhibit 10.11 of the registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 23, 2019).

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

10.27
Amendment No. 5 to Credit Agreement, dated as of March 28, 2022, by and among Baldwin Risk Partners, LLC, a Delaware limited liability company, JPMorgan Chase Bank, N.A., as the Administrative Agent, the Guarantors party thereto, the Lenders party thereto and the Issuing Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2022).

21*	List of Subsidiaries of BRP Group, Inc.

Exhibit No.	Description of Exhibit
23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1*	Certification of the Registrant’s Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
31.2*	Certification of the Registrant’s Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32**	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.4	Cover Page Interactive Data File (formatted in inline XBRL and included in Exhibit 101)
__________
*    Filed herewith
**    Furnished herewith and as such are deemed not “filed” for purposes of Section 18 of the Exchange Act, nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.
† Management contract or compensatory plan or arrangement.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRP GROUP, INC.

Date: February 28, 2023	By:	/s/ Trevor L. Baldwin
Trevor L. Baldwin
Chief Executive Officer

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lowry Baldwin	Chairman of the Board of Directors	February 28, 2023
Lowry Baldwin

/s/ Trevor Baldwin	Chief Executive Officer and Director	February 28, 2023
Trevor Baldwin	(Principal Executive Officer)

/s/ Philip Casey	Director	February 28, 2023
Philip Casey

/s/ Jay Cohen	Director	February 28, 2023
Jay Cohen

/s/ Corbyn Lichon	Chief Accounting Officer	February 28, 2023
Corbyn Lichon	(Principal Accounting Officer)

/s/ Bradford Hale	Chief Financial Officer	February 28, 2023
Bradford Hale	(Principal Financial Officer)

/s/ Joseph J. Kadow	Director	February 28, 2023
Joseph J. Kadow

/s/ Barbara Matas	Director	February 28, 2023
Barbara Matas

/s/ Sunita Parasuraman	Director	February 28, 2023
Sunita Parasuraman

/s/ Ellyn Shook	Director	February 28, 2023
Ellyn Shook

/s/ Chris Sullivan	Director	February 28, 2023
Chris Sullivan

/s/ Kris Wiebeck	Chief Strategy Officer and Director	February 28, 2023
Kris Wiebeck

/s/ Myron Williams	Director	February 28, 2023
Myron Williams