Form 10-Q
period 2023-03-31
BRP Group, Inc.
filed 2023-05-09
CIK 1781755

____________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
As of May 3, 2023, there were 63,736,990 shares of Class A common stock outstanding and 53,064,504 shares of Class B common stock outstanding.

BRP GROUP, INC.

Note Regarding Forward-Looking Statements
We have made statements in this report, including matters discussed under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part II, Item 1. Legal Proceedings, Part II, Item 1A. Risk Factors and in other sections of this report, that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed under Part II, Item 1A. Risk Factors. You should specifically consider the numerous risks outlined under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on February 28, 2023.
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

Commonly Used Defined Terms
The following terms have the following meanings throughout this Quarterly Report on Form 10-Q unless the context indicates or requires otherwise:

Amended LLC Agreement	Third Amended and Restated Limited Liability Company Agreement of BRP, as amended
book of business	Insurance policies bound by us on behalf of our Clients
bps	Basis points
BRP	Baldwin Risk Partners, LLC
BRP Group	BRP Group, Inc.
Clients	Our insureds
Colleagues	Our employees
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	Accounting principles generally accepted in the United States of America
Insurance Company Partners	Insurance companies with which we have a contractual relationship
JPM Credit Agreement	Credit Agreement, dated as of October 14, 2020, between Baldwin Risk Partners, LLC, as borrower, JPMorgan Chase Bank, N.A., as the Administrative Agent, the Guarantors party thereto, the Lenders party thereto and the Issuing Lenders party thereto, as amended by the Amendment No. 1 to Credit Agreement dated as of May 7, 2021, Amendment No. 2 to Credit Agreement dated as of June 2, 2021, Amendment No. 3 to Credit Agreement dated as of August 6, 2021, Amendment No. 4 to Credit Agreement dated as of December 16, 2021 and Amendment No. 5 to Credit Agreement dated as of March 28, 2022
LIBOR	London Interbank Offered Rate
LLC Units	Membership interests of BRP
MGA	Managing General Agent
Operating Groups	Our reportable segments
Partners	Companies that we have acquired, or in the case of asset acquisitions, the producers
Partnerships	Strategic acquisitions made by the Company
Revolving Facility	Our revolving credit facility under the JPM Credit Agreement with commitments in an aggregate principal amount of $600.0 million, maturing April 1, 2027
Risk Advisors	Our producers
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
Tax Receivable Agreement	Tax Receivable Agreement between BRP Group, Inc. and the holders of LLC Units in Baldwin Risk Partners, LLC entered into on October 28, 2019
Term Loan B	Our term loan facility under the JPM Credit Agreement with a principal amount of $850.0 million, maturing October 14, 2027
Westwood	Westwood Insurance Agency, a 2022 Partner

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRP GROUP, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share and per share data)	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$81,299	$118,090
Restricted cash	105,520	112,381
Premiums, commissions and fees receivable, net	580,343	531,992
Prepaid expenses and other current assets	13,199	9,823
Due from related parties	114	113
Total current assets	780,475	772,399
Property and equipment, net	25,470	25,405
Right-of-use assets	95,316	96,465
Other assets	43,878	45,935
Intangible assets, net	1,081,074	1,099,918
Goodwill	1,422,060	1,422,060
Total assets	$3,448,273	$3,462,182
Liabilities, Mezzanine Equity and Stockholders’ Equity
Current liabilities:
Premiums payable to insurance companies	$481,131	$471,294
Producer commissions payable	62,954	53,927
Accrued expenses and other current liabilities	108,641	125,743
Related party notes payable	1,525	1,525
Current portion of contingent earnout liabilities	118,569	46,717
Total current liabilities	772,820	699,206
Revolving line of credit	485,000	505,000
Long-term debt, less current portion	808,765	809,862
Contingent earnout liabilities, less current portion	167,588	220,219
Operating lease liabilities, less current portion	86,739	87,692
Other liabilities	250	164
Total liabilities	2,321,162	2,322,143
Commitments and contingencies (Note 12)
Mezzanine equity:
Redeemable noncontrolling interest	538	487
Stockholders’ equity:
Class A common stock, par value $0.01 per share, 300,000,000 shares authorized; 62,558,290 and 61,447,368 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	626	614
Class B common stock, par value $0.0001 per share, 100,000,000 shares authorized; 53,670,277 and 54,504,918 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	5	5
Additional paid-in capital	716,645	704,291
Accumulated deficit	(110,896)	(96,764)
Stockholder notes receivable	(21)	(42)
Total stockholders’ equity attributable to BRP Group	606,359	608,104
Noncontrolling interest	520,214	531,448
Total stockholders’ equity	1,126,573	1,139,552
Total liabilities, mezzanine equity and stockholders’ equity	$3,448,273	$3,462,182
See accompanying Notes to Condensed Consolidated Financial Statements. 5

BRP GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended March 31,
(in thousands, except share and per share data)	2023	2022
Revenues:
Commissions and fees	$330,446	$242,848

Operating expenses:
Commissions, employee compensation and benefits	230,954	153,750
Other operating expenses	46,604	36,442
Amortization expense	23,163	17,562
Change in fair value of contingent consideration	24,758	(5,632)
Depreciation expense	1,348	988
Total operating expenses	326,827	203,110

Operating income	3,619	39,738

Other income (expense):
Interest expense, net	(27,884)	(10,350)
Other income (expense), net	(1,511)	15,451
Total other income (expense)	(29,395)	5,101

Income (loss) before income taxes	(25,776)	44,839
Income tax expense	78	—
Net income (loss)	(25,854)	44,839
Less: net income (loss) attributable to noncontrolling interests	(11,722)	21,970
Net income (loss) attributable to BRP Group	$(14,132)	$22,869

Comprehensive income (loss)	$(25,854)	$44,839
Comprehensive income (loss) attributable to noncontrolling interests	(11,722)	21,970
Comprehensive income (loss) attributable to BRP Group	(14,132)	22,869

Basic earnings (loss) per share	$(0.24)	$0.41
Diluted earnings (loss) per share	$(0.24)	$0.39
Weighted-average shares of Class A common stock outstanding - basic	58,711,798	55,719,803
Weighted-average shares of Class A common stock outstanding - diluted	58,711,798	58,715,825

See accompanying Notes to Condensed Consolidated Financial Statements. 6

BRP GROUP, INC.
Condensed Consolidated Statements of Stockholders’ Equity and Mezzanine Equity
(Unaudited)

For the Three Months Ended March 31, 2023
	Stockholders’ Equity									Mezzanine Equity
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholder Notes Receivable	Non-controlling Interest	Total	Redeemable Non-controlling Interest
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2022	61,447,368	$614	54,504,918	$5	$704,291	$(96,764)	$(42)	$531,448	$1,139,552	$487
Net income (loss)	—	—	—	—	—	(14,132)	—	(11,773)	(25,905)	51
Share-based compensation, net of forfeitures	276,281	3	—	—	6,870	—	—	6,043	12,916	—
Redemption of Class B common stock	834,641	9	(834,641)	—	5,484	—	—	(5,493)	—	—
Tax distributions to BRP LLC members	—	—	—	—	—	—	—	(11)	(11)	—
Repayment of stockholder notes receivable	—	—	—	—	—	—	21	—	21	—
Balance at March 31, 2023	62,558,290	$626	53,670,277	$5	$716,645	$(110,896)	$(21)	$520,214	$1,126,573	$538

For the Three Months Ended March 31, 2022
	Stockholders’ Equity									Mezzanine Equity
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholder Notes Receivable	Non-controlling Interest	Total	Redeemable Non-controlling Interest
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2021	58,602,859	$586	56,338,051	$6	$663,002	$(54,992)	$(219)	$578,904	$1,187,287	$269
Net income	—	—	—	—	—	22,869	—	21,951	44,820	19
Share-based compensation, net of forfeitures	117,899	1	—	—	7,508	—	—	(913)	6,596	—
Redemption of Class B common stock	70,000	1	(70,000)	—	633	—	—	(634)	—	—
Repayment of stockholder notes receivable	—	—	—	—	—	—	44	—	44	—
Balance at March 31, 2022	58,790,758	$588	56,268,051	$6	$671,143	$(32,123)	$(175)	$599,308	$1,238,747	$288

See accompanying Notes to Condensed Consolidated Financial Statements. 7

BRP GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2023	2022
Cash flows from operating activities:
Net income (loss)	$(25,854)	$44,839
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	24,511	18,550
Change in fair value of contingent consideration	24,758	(5,632)
Share-based compensation expense	13,281	7,564
(Gain) loss on interest rate caps	1,407	(15,810)
Payment of contingent earnout consideration in excess of purchase price accrual	(857)	(11,117)
Amortization of deferred financing costs	1,239	1,286
Other loss	100	—
Changes in operating assets and liabilities:
Premiums, commissions and fees receivable, net	(48,351)	(35,359)
Prepaid expenses and other current assets	(4,859)	(8,908)
Due to/from related parties	(1)	(89)
Right-of-use assets	1,149	(1,368)
Accounts payable, accrued expenses and other current liabilities	(163)	627
Operating lease liabilities	(468)	1,984
Other liabilities	77	—
Net cash used in operating activities	(14,031)	(3,433)
Cash flows from investing activities:
Capital expenditures	(3,499)	(1,793)
Cash consideration paid for asset acquisitions	(1,500)	(700)
Investment in business ventures	(100)	(639)
Net cash used in investing activities	(5,099)	(3,132)
Cash flows from financing activities:
Payment of contingent earnout consideration up to amount of purchase price accrual	(4,680)	(13,993)
Proceeds from revolving line of credit	50,000	40,000
Payments on revolving line of credit	(70,000)	—
Payments on long-term debt	(2,127)	(2,127)
Payments of debt issuance costs	—	(1,188)
Proceeds from settlements of interest rate caps	2,275	—
Tax distributions to BRP LLC members	(11)	—
Proceeds from repayment of stockholder notes receivable	21	44
Net cash provided by (used in) financing activities	(24,522)	22,736
Net increase (decrease) in cash and cash equivalents and restricted cash	(43,652)	16,171
Cash and cash equivalents and restricted cash at beginning of period	230,471	227,737
Cash and cash equivalents and restricted cash at end of period	$186,819	$243,908

See accompanying Notes to Condensed Consolidated Financial Statements. 8

BRP GROUP, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2023	2022
Supplemental schedule of cash flow information:
Cash paid during the period for interest	$24,898	$9,049
Disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$3,071	$5,336
Capital expenditures incurred but not yet paid	1,084	—
Right-of-use assets increased through lease modifications and reassessments	61	—
Increase in goodwill resulting from measurement period adjustments for prior year business combinations	—	3,658
Noncash debt issuance costs incurred	—	92

See accompanying Notes to Condensed Consolidated Financial Statements. 9

BRP GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Business and Basis of Presentation
BRP Group, Inc. (“BRP Group” or the “Company”) was incorporated in the state of Delaware on July 1, 2019. BRP Group is a diversified insurance agency and services organization that markets and sells insurance products and services to its customers throughout the U.S. A significant portion of the Company’s business is concentrated in the Southeastern U.S., with several other regional concentrations. BRP Group and its subsidiaries operate through three reportable segments (“Operating Groups”), including Insurance Advisory Solutions, Underwriting, Capacity & Technology Solutions and Mainstreet Insurance Solutions, which are discussed in more detail in Note 13.
Principles of Consolidation
The consolidated financial statements include the accounts of BRP Group and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
As the sole manager of Baldwin Risk Partners, LLC (“BRP”), BRP Group operates and controls all the business and affairs of BRP, and has the sole voting interest in, and controls the management of, BRP. Accordingly, BRP Group consolidates BRP in its consolidated financial statements, resulting in a noncontrolling interest related to the membership interests of BRP (the “LLC Units”) held by BRP’s members (“BRP’s LLC Members”) in its consolidated financial statements.
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
Unaudited Interim Financial Reporting
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all the information and related notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting of recurring accruals, considered necessary for fair statement have been included. The accompanying balance sheet for the year ended December 31, 2022 was derived from audited financial statements, but does not include all disclosures required by GAAP. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2023.
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

Changes in Presentation
As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, beginning in January 2023, the Company’s MainStreet and Medicare businesses were combined under one Operating Group, Mainstreet Insurance Solutions. In addition, the Middle Market and Specialty Operating Groups were rebranded as Insurance Advisory Solutions and Underwriting, Capacity & Technology Solutions, respectively. Prior year segment reporting information in Note 13 has been recast to conform to the current organizational structure.
The Company made certain changes to the classification of revenue in the disaggregated revenue table, including (i) the combination of direct bill revenue and agency bill revenue lines into one commission revenue line and (ii) the reclassification of certain revenue streams previously classified as other income to consulting and service fee revenue or policy fee and installment fee revenue. Prior year amounts in the disaggregated revenue table in Note 3 have been reclassified to conform to current year presentation.
Recently Adopted Accounting Standards
In October 2021, the FASB issued Accounting Standards Update (“ASU”) No. 2021-08, Business Combinations (Topic 805)—Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”) to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to (i) the recognition of an acquired contract liability and (ii) payment terms and their effect on subsequent revenue recognized by the acquirer. ASU 2021-08 requires that, at the acquisition date, an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”) as if it had originated the contracts, while also taking into account how the acquiree applied Topic 606. The Company adopted ASU 2021-08 effective January 1, 2023. The adoption did not have any impact on our consolidated financial statements.
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
Total revenues and expenses of the Company’s consolidated VIEs included in the condensed consolidated statements of comprehensive income (loss) were $0.4 million and $0.3 million, respectively, for the three months ended March 31, 2023 and $0.3 million and $0.3 million, respectively, for the three months ended March 31, 2022.
Total assets and liabilities of the Company's consolidated VIEs included on the condensed consolidated balance sheets were $1.3 million and $0.7 million, respectively, at March 31, 2023 and $0.4 million and $0.1 million, respectively, at December 31, 2022. The assets of the consolidated VIEs can only be used to settle the obligations of the consolidated VIEs and the creditors of the liabilities of the consolidated VIEs do not have recourse to the Company.

3. Revenue
The following table provides disaggregated commissions and fees revenue by major source:

	For the Three Months Ended March 31,
(in thousands)	2023	2022
Commission revenue(1)	$270,861	$204,837
Profit-sharing revenue(2)	23,025	15,012
Consulting and service fee revenue(3)	17,636	15,202
Policy fee and installment fee revenue(4)	15,832	5,850
Other income(5)	3,092	1,947
Total commissions and fees	$330,446	$242,848
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
(5)    Other income includes other ancillary income, premium financing income and investment income as well as marketing income that is based on agreed-upon cost reimbursement for fulfilling specific targeted Medicare marketing campaigns.
The application of Topic 606 requires the use of management judgment. The following are the areas of most significant judgment as it relates to Topic 606:
•The Company considers the policyholders as representative of its customers in the majority of contractual relationships, with the exception of Medicare contracts in its Mainstreet Insurance Solutions Operating Group, where the Insurance Company Partner is considered its customer.
•Medicare contracts in the Mainstreet Insurance Solutions Operating Group are multi-year arrangements in which the Company is entitled to renewal commissions. However, the Company has applied a constraint to renewal commissions that limits revenue recognized on new policies to the policy year in effect, and revenue recognized on renewed policies to the receipt of periodic cash, when a risk of significant reversals exists based on: (i) insufficient history; and (ii) the influence of external factors outside of the Company’s control including policyholder discretion over plans and Insurance Company Partner relationship, political influence, and a contractual provision, which limits the Company’s right to receive renewal commissions to ongoing compliance and regulatory approval of the relevant Insurance Company Partner and compliance with the Centers for Medicare and Medicaid Services.
•The Company recognizes separately contracted commission revenue at the effective date of insurance placement and considers any ongoing interaction with the customer to be insignificant in the context of the obligations of the contract.
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

(in thousands)	March 31, 2023	December 31, 2022
Contract assets	$346,824	$278,023
Contract liabilities	26,033	30,981
During the three months ended March 31, 2023, the Company recognized revenue of $26.2 million related to the contract liabilities balance at December 31, 2022.
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

	For the Three Months Ended March 31,
(in thousands)	2023	2022
Balance at beginning of period	$21,669	$11,336
Costs capitalized	3,372	3,630
Amortization	(1,597)	(927)
Balance at end of period	$23,444	$14,039
6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

(in thousands)	March 31, 2023	December 31, 2022
Accrued compensation and benefits	$34,437	$44,903
Contract liabilities	26,033	30,981
Current portion of operating lease liabilities	14,527	14,043
Accrued expenses	11,029	13,101
Current portion of long-term debt	8,509	8,509
Deferred consideration payments	5,412	6,840
Other	8,694	7,366
Accrued expenses and other current liabilities	$108,641	$125,743
7. Long-Term Debt
The JPM Credit Agreement provides for senior secured credit facilities in an aggregate principal amount of $1.45 billion, which consists of (i) a term loan facility in the principal amount of $850.0 million maturing in October 2027 (the “Term Loan B”) and (ii) a revolving credit facility with commitments in an aggregate principal amount of $600.0 million maturing in April 2027 (the “Revolving Facility”).

The Term Loan B bears interest at LIBOR plus 350 bps, subject to a LIBOR floor of 50 bps. At March 31, 2023, the outstanding borrowings on the Term Loan B of $836.0 million had an applicable interest rate of 8.21%. The outstanding borrowings on the Term Loan B are offset by unamortized debt discount and issuance costs of $18.7 million on the condensed consolidated balance sheet at March 31, 2023. Borrowings under the Revolving Facility accrue interest at SOFR plus 210 bps to SOFR plus 310 bps based on total net leverage ratio. The outstanding borrowings on the Revolving Facility of $485.0 million had an applicable interest rate of 7.90% at March 31, 2023. The Revolving Facility is also subject to a commitment fee of 0.40% on the unused capacity at March 31, 2023.
The JPM Credit Agreement requires the Company to meet certain financial covenants and comply with customary affirmative and negative covenants as listed in the underlying agreement. The Company was in compliance with these covenants at March 31, 2023.
Interest Rate Caps
The Company uses interest rate caps to mitigate its exposure to interest rate risk on its debt by limiting the impact of interest rate changes on cash flows. The interest rate caps limit the variability of the base rate to the amount of the cap. The interest rate caps are recorded at an aggregate fair value of $11.5 million and $15.2 million at March 31, 2023 and December 31, 2022, respectively. The interest rate caps are included as a component of other assets on the condensed consolidated balance sheets. The Company recognized a loss on interest rate caps of $1.4 million for the three months ended March 31, 2023 and a gain on interest rate caps of $15.8 million for the three months ended March 31, 2022. The gain or loss on interest rate caps is included as a component of other income (expense), net in the condensed consolidated statements of comprehensive income (loss).
8. Related Party Transactions
Due to/from Related Parties
Due from related parties totaling $0.1 million at each March 31, 2023 and December 31, 2022 consists of receivables due from Partners for post-closing cash requirements in accordance with Partnership agreements.
Related party notes payable of $1.5 million at March 31, 2023 and December 31, 2022 relate to the settlement of contingent earnout consideration for certain of the Company’s Partners.
Commission Revenue
The Company serves as a broker for Holding Company of the Villages, Inc. (“The Villages”), a significant shareholder, and certain affiliated entities. Commission revenue recorded as a result of transactions with The Villages was $1.5 million and $1.1 million for the three months ended March 31, 2023 and 2022, respectively.
The Company serves as a broker for certain entities in which a member of our board of directors has a material interest. Commission revenue recorded as a result of these transactions was $0.1 million for the three months ended March 31, 2023.
Commissions and Consulting Expense
A brother of Lowry Baldwin, our Board Chair, received approximately $0.1 million from the Company in Risk Advisor commissions during each of the three months ended March 31, 2023 and 2022.
The Company has a consulting agreement with Accenture, with which an independent member of our board of directors holds an executive leadership position. Consulting expense recorded as a result of this transaction was $0.4 million for the three months ended March 31, 2023.
Rent Expense
The Company has various agreements to lease office space from wholly-owned subsidiaries of The Villages. Total rent expense incurred with respect to The Villages and its wholly-owned subsidiaries was approximately $0.1 million for each of the three months ended March 31, 2023 and 2022. Total right-of-use assets and operating lease liabilities included on the Company's condensed consolidated balance sheets related to The Villages were $1.6 million each at March 31, 2023 and $1.7 million each at December 31, 2022.

The Company has various agreements to lease office space from other related parties. Total rent expense incurred with respect to other related parties was $1.0 million and $0.9 million for the three months ended March 31, 2023 and 2022, respectively. Total right-of-use assets and operating lease liabilities included on the Company’s condensed consolidated balance sheets related to these agreements were $14.3 million and $14.7 million, respectively, at March 31, 2023 and $15.0 million and $15.4 million, respectively, at December 31, 2022.
9. Share-Based Compensation
The Company has an Omnibus Incentive Plan (the “Omnibus Plan”) and a Partnership Inducement Award Plan (the “Inducement Plan” and collectively with the Omnibus Plan, the “Plans”) to motivate and reward Colleagues and certain other individuals to perform at the highest level and contribute significantly to the Company’s success, thereby furthering the best interests of BRP Group’s shareholders. The total number of shares of Class A common stock authorized for issuance under the Omnibus Plan and the Inducement Plan was 8,461,907 and 3,000,000, respectively, at March 31, 2023.
During the three months ended March 31, 2023, the Company made awards of restricted stock awards (“RSAs”) and fully vested shares under the Plans to its non-employee directors, officers, Colleagues and consultants. Fully-vested shares issued to directors and Colleagues during the three months ended March 31, 2023 were vested upon issuance, while RSAs issued to Colleagues and consultants generally either cliff vest after 3 to 4 years or vest ratably over 3 to 5 years.
The following table summarizes the activity for non-vested awards granted by the Company under the Plans:

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at December 31, 2022	3,595,303	$28.26
Granted	491,466	27.10
Vested and settled	(488,011)	28.12
Forfeited	(44,855)	25.97
Outstanding at March 31, 2023	3,553,903	28.14
The total fair value of shares that vested and settled under the Plans was $13.7 million and $5.6 million for the three months ended March 31, 2023 and 2022, respectively.
Share-based compensation is recognized ratably over the vesting period of the respective awards and includes expense related to issuances under the Plans, MIU conversion LLC units and, prior to 2023, advisor incentive awards. Share-based compensation also includes the portion of annual bonuses that are payable in fully vested shares of Class A common stock. The Company recognizes share-based compensation expense for the Plans net of actual forfeitures. The Company recorded share-based compensation expense of $13.3 million and $7.6 million in connection with the Plans for the three months ended March 31, 2023 and 2022, respectively, which is included in commissions, employee compensation and benefits expense in the condensed consolidated statements of comprehensive income (loss).
10. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) attributable to BRP Group by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings (loss) per share is computed giving effect to all potentially dilutive shares of common stock.

During the periods presented, potentially dilutive securities include unvested restricted stock awards and shares of Class B common stock, which can be exchanged (together with a corresponding number of LLC Units) for shares of Class A common stock on a one-for-one basis. The following potentially dilutive securities were excluded from the Company's diluted weighted-average number of shares outstanding calculation for the periods presented as their inclusion would have been anti-dilutive.

	For the Three Months Ended March 31,
	2023	2022
Unvested restricted shares of Class A common stock	3,265,880	—
Shares of Class B common stock	53,670,277	56,268,051
The shares of Class B common stock do not share in the earnings or losses attributable to BRP Group, and therefore, are not participating securities. Accordingly, a separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been included.
The following is a calculation of the basic and diluted weighted-average number of shares of Class A common stock outstanding and basic and diluted earnings (loss) per share for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
(in thousands, except per share data)	2023	2022
Basic earnings (loss) per share:
Net income (loss) attributable to BRP Group	$(14,132)	$22,869
Shares used for basic earnings (loss) per share:
Weighted-average shares of Class A common stock outstanding - basic	58,712	55,720
Basic earnings (loss) per share	$(0.24)	$0.41

Diluted earnings (loss) per share:
Net income (loss) attributable to BRP Group	$(14,132)	$22,869
Shares used for diluted earnings (loss) per share:
Weighted-average shares of Class A common stock outstanding	58,712	55,720
Dilutive effect of unvested restricted shares of Class A common stock	—	2,996
Weighted-average shares of Class A common stock outstanding - diluted	58,712	58,716
Diluted earnings (loss) per share	$(0.24)	$0.39
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

(in thousands)	March 31, 2023	December 31, 2022
Level 2
Interest rate caps	$11,468	$15,150
Level 2 Assets	$11,468	$15,150
Level 3
Contingent earnout liabilities	$286,157	$266,936
Level 3 Liabilities	$286,157	$266,936
The fair value of interest rate caps was $11.5 million at March 31, 2023. The fair value of interest rate caps is determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.
Methodologies used for liabilities measured at fair value on a recurring basis within Level 3 of the fair value hierarchy at March 31, 2023 and December 31, 2022 are based on limited unobservable inputs. These methods may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.
The fair value of contingent earnout liabilities is based on sales projections for the acquired entities, which are reassessed each reporting period. Based on the Company’s ongoing assessment of the fair value of its contingent earnout liabilities, the Company recorded a net increase in the estimated fair value of such liabilities of $24.8 million for the three months ended March 31, 2023. The Company has assessed the maximum estimated exposure to the contingent earnout liabilities to be $944.2 million at March 31, 2023.
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
The fair value of the contingent earnout liabilities is based on Monte Carlo simulations that measure the present value of the expected future payments to be made to Partners in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, the Company estimates the Partner’s future performance using financial projections developed by management for the Partner and market participant assumptions that were derived for revenue growth, the number of rental units tracked or the insured value of sourced homeowners insurance. Revenue growth rates generally ranged from 10% to 35% at March 31, 2023 and from 8% to 35% at December 31, 2022. The Company estimates future payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. These payments are discounted to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of the Partner to achieve the targets. These discount rates generally ranged from 7.25% to 18.00% at March 31, 2023 and from 6.50% to 18.00% at December 31, 2022. Changes in financial projections, market participant assumptions for revenue growth and profitability, or the risk-adjusted discount rate, would result in a change in the fair value of contingent consideration.

The following table sets forth a summary of the changes in the fair value of the Company’s contingent earnout liabilities, which are measured at fair value on a recurring basis utilizing Level 3 assumptions in their valuation:

	For the Three Months Ended March 31,
(in thousands)	2023	2022
Balance at beginning of period	$266,936	$258,589
Change in fair value of contingent consideration	24,758	(5,632)
Settlement of contingent consideration	(5,537)	(25,110)
Balance at end of period	$286,157	$227,847

Fair Value of Other Financial Instruments
The fair value of long-term debt and the revolving line of credit is based on an estimate using a discounted cash flow analysis and current borrowing rates for similar types of borrowing arrangements. The carrying amount and estimated fair value of long-term debt and the revolving line of credit were as follows:

	Fair Value Hierarchy	March 31, 2023		December 31, 2022
		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt(1)	Level 2	$835,987	$816,174	$838,114	$816,155
Revolving line of credit	Level 2	485,000	462,111	505,000	476,304
__________
(1)    The carrying amount of the long-term debt does not reflect unamortized debt discount and issuance costs of $18.7 million and $19.7 million at March 31, 2023 and December 31, 2022, respectively, which are netted against long-term debt on the condensed consolidated balance sheets.
12. Commitments and Contingencies
As of March 31, 2023, BRP has a commitment to the University of South Florida (“USF”) to donate an aggregate $4.7 million through October 2028. The gift will provide support for the School of Risk Management and Insurance in the USF Muma College of Business. It is currently anticipated that Lowry Baldwin, our Board Chair, will fund half of the amounts to be donated by BRP.
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
13. Segment Information
The Company completed a strategic review of its organizational structure in January 2023 and determined that the chief operating decision maker, the chief executive officer, would change the way he manages and operates the Company’s MainStreet and Medicare businesses. Effective in the first quarter of 2023, the chief executive officer reviews the Medicare and Mainstreet businesses on a combined basis as one operating segment, also determined to be an Operating Group, Mainstreet Insurance Solutions, which is used by the chief executive officer to make decisions about the resources to be allocated to the Operating Group and to assess its performance. In addition, the Middle Market and Specialty Operating Groups were rebranded as Insurance Advisory Solutions and Underwriting, Capacity & Technology Solutions, respectively, effective in the first quarter of 2023.
Effective in the first quarter of 2023, BRP Group’s business is divided into three Operating Groups: Insurance Advisory Solutions, Underwriting, Capacity & Technology Solutions, and Mainstreet Insurance Solutions.
•The Insurance Advisory Solutions Operating Group provides expertly-designed commercial risk management, employee benefits solutions and private risk management for mid-to-large size businesses and high net worth individuals, as well as their families.

•The Underwriting, Capacity & Technology Solutions (“UCTS”) Operating Group consists of two distinct businesses. Our specialty wholesale broker businesses deliver specialty insurers, professionals, individuals and niche industry businesses expanded access to exclusive specialty markets, capabilities and programs requiring complex underwriting and placement. UCTS also houses our MGA of the Future platform, in which we manufacture proprietary, technology-enabled insurance products that are then distributed (in many instances via technology and/or API integrations) internally via our Risk Advisors across our other Operating Groups and externally via select distribution partners, with a focus on sheltered channels where our products deliver speed, ease of use and certainty of execution, an example of which is our national embedded renters insurance product sold at point of lease via integrations with property management software providers.
•The Mainstreet Insurance Solutions Operating Group offers personal insurance, commercial insurance and life and health solutions to individuals and businesses in their communities. The Mainstreet Insurance Solutions Operating Group also offers consultations for government assistance programs and solutions, including traditional Medicare, Medicare Advantage and Affordable Care Act, to seniors and eligible individuals, through a network of primarily independent contractor agents.
In all of our Operating Groups, the Company generates commissions and fees from insurance placement under both agency bill and direct bill arrangements, and profit sharing income based on either the underlying book of business or performance, such as loss ratios. All Operating Groups also generate other ancillary income and premium financing income.
In the Insurance Advisory Solutions and UCTS Operating Groups, the Company generates fees from service fee and consulting arrangements. Service fee arrangements are in place with certain customers in lieu of commission arrangements.
In the UCTS Operating Group, the Company generates fees from policy fee and installment fee arrangements. Policy fee revenue is earned for acting in the capacity of an MGA and providing payment processing and services and other administrative functions on behalf of Insurance Company Partners.
In the Mainstreet Insurance Solutions Operating Group, the Company generates commissions and fees from marketing income, which is earned through co-branded Medicare marketing campaigns with the Company’s Insurance Company Partners.
In the Insurance Advisory Solutions and UCTS Operating Groups and the Corporate and Other non-reportable segment, the Company generates investment income.
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

	For the Three Months Ended March 31, 2023
(in thousands)	Insurance Advisory Solutions	Underwriting, Capacity & Technology Solutions	Mainstreet Insurance Solutions	Corporate and Other	Total
Commissions and fees(1)	$195,713	$90,069	$58,140	$(13,476)	$330,446
Net income (loss)	23,814	2,087	7,834	(59,589)	(25,854)

	For the Three Months Ended March 31, 2022
(in thousands)	Insurance Advisory Solutions	Underwriting, Capacity & Technology Solutions	Mainstreet Insurance Solutions	Corporate and Other	Total
Commissions and fees(2)	$171,403	$49,523	$22,958	$(1,036)	$242,848
Net income (loss)	54,887	5,318	2,442	(17,808)	44,839

__________
(1)    During the three months ended March 31, 2023, the Insurance Advisory Solutions Operating Group recorded intercompany commissions and fees from activity with the UCTS Operating Group of $0.4 million; the UCTS Operating Group recorded intercompany commissions and fees from activity with the Mainstreet Insurance Solutions Operating Group and itself of $12.6 million; and the Mainstreet Insurance Solutions Operating Group recorded intercompany commissions and fees from activity with all Operating Groups of $0.9 million. These intercompany commissions and fees are eliminated through Corporate and Other.
(2)    During the three months ended March 31, 2022, the Insurance Advisory Solutions Operating Group recorded intercompany commissions and fees from activity with the UCTS Operating Group of $0.3 million; the UCTS Operating Group recorded intercompany commissions and fees from activity with itself of $0.1 million; and the Mainstreet Insurance Solutions Operating Group recorded intercompany commissions and fees from activity with all Operating Groups of $0.6 million. These intercompany commissions and fees are eliminated through Corporate and Other.

(in thousands)	Insurance Advisory Solutions	Underwriting, Capacity & Technology Solutions	Mainstreet Insurance Solutions	Corporate and Other	Total
Total assets at March 31, 2023	$2,237,415	$615,879	$519,446	$75,533	$3,448,273
Total assets at December 31, 2022	2,240,483	616,117	530,504	75,078	3,462,182

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 28, 2023. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A. Risk Factors and Note Regarding Forward-Looking Statements included elsewhere in this Quarterly Report on Form 10-Q and under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on February 28, 2023.
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
We represent over 1.3 million Clients across the United States and internationally. Our more than 3,800 Colleagues include over 700 Risk Advisors, who are fiercely independent, relentlessly competitive and “insurance geeks.” We have approximately 125 offices in 23 states, all of which are equipped to provide diversified products and services to empower our Clients at every stage through our three Operating Groups.
•Insurance Advisory Solutions provides expertly-designed commercial risk management, employee benefits solutions and private risk management for mid-to-large-size businesses and high net worth individuals, as well as their families.
•Underwriting, Capacity & Technology Solutions (“UCTS”) consists of two distinct businesses—our specialty wholesale broker businesses and our MGA of the Future platform. Our specialty wholesale broker businesses deliver specialty insurers, professionals, individuals and niche industry businesses expanded access to exclusive specialty markets, capabilities and programs requiring complex underwriting and placement. Through our MGA of the Future platform (representing approximately 90% of UCTS' revenue during the first quarter of 2023), we manufacture proprietary, technology-enabled insurance products that are then distributed (in many instances via technology and/or application programming interface (“API”) integrations) internally via our Risk Advisors across our other Operating Groups and externally via select distribution partners, with a focus on sheltered channels where our products deliver speed, ease of use and certainty of execution, an example of which is our national embedded renters insurance product sold at point of lease via integrations with property management software providers.
•Mainstreet Insurance Solutions offers personal insurance, commercial insurance and life and health solutions to individuals and businesses in their communities, with a focus on accessing clients via sheltered distribution channels, which include, but are not limited to, new home builders, realtors, mortgage originators/lenders, master planned communities, and various other community centers of influence. Mainstreet Insurance Solutions also offers consultation for government assistance programs and solutions, including traditional Medicare, Medicare Advantage and Affordable Care Act, to seniors and eligible individuals through a network of primarily independent contractor agents.

In 2011, we adopted the “Azimuth” as our corporate and cultural constitution. Named after a historical navigation tool used to find “true north,” the Azimuth asserts our core values, business basics and stakeholder promises. The ideals encompassed by the Azimuth support our mission to deliver indispensable, tailored insurance and risk management insights and solutions to our Clients. We strive to be regarded as the preeminent insurance advisory firm—fueled by relationships, powered by people and exemplified by client adoption and loyalty. This type of environment is upheld by the distinct vernacular we use to describe our services and culture. We are a Firm, instead of an agency; we have Colleagues, instead of employees; and we have Risk Advisors, instead of producers/agents. We serve Clients instead of customers and we refer to our strategic acquisitions as Partnerships. We refer to insurance brokerages that we have acquired, or in the case of asset acquisitions, the producers, as Partners.
Seasonality
The insurance brokerage market is seasonal and our results of operations are somewhat affected by seasonal trends. Our Adjusted EBITDA and Adjusted EBITDA Margins are typically highest in the first quarter and lowest in the fourth quarter. This variation is primarily due to fluctuations in our revenues, while overhead remains consistent throughout the year. Our revenues are generally highest in the first quarter due to a higher degree of first quarter policy commencements and renewals in certain Insurance Advisory Solutions and Mainstreet Insurance Solutions lines of business such as employee benefits, commercial and Medicare. In addition, a higher proportion of our first quarter revenue is derived from our highest margin businesses.
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
The financial impact of Partnerships may affect the comparability of our results from period to period. Our acquisition strategy also entails certain risks, including the risks that we may not be able to successfully source, value, close, integrate and effectively manage businesses that we acquire. To mitigate that risk, we have a professional team focused on finding new Partners and integrating new Partnerships. Executing on Partnership opportunities is a key pillar in our long-term growth strategy.
We did not complete any Partnerships during the three months ended March 31, 2023 or 2022.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements for the three months ended March 31, 2023 and the related notes and other financial information included elsewhere in this report.
In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on February 28, 2023.

The following is a discussion of our consolidated results of operations for the three months ended March 31, 2023 and 2022.

	For the Three Months Ended March 31,
(in thousands)	2023	2022	Variance
Revenues:
Commissions and fees	$330,446	$242,848	$87,598

Operating expenses:
Commissions, employee compensation and benefits	230,954	153,750	77,204
Other operating expenses	46,604	36,442	10,162
Amortization expense	23,163	17,562	5,601
Change in fair value of contingent consideration	24,758	(5,632)	30,390
Depreciation expense	1,348	988	360
Total operating expenses	326,827	203,110	123,717

Operating income	3,619	39,738	(36,119)

Other income (expense):
Interest expense, net	(27,884)	(10,350)	(17,534)
Other income (expense), net	(1,511)	15,451	(16,962)
Total other income (expense)	(29,395)	5,101	(34,496)

Income (loss) before income taxes	(25,776)	44,839	(70,615)
Income tax expense	78	—	78
Net income (loss)	(25,854)	44,839	(70,693)
Less: net income (loss) attributable to noncontrolling interests	(11,722)	21,970	(33,692)
Net income (loss) attributable to BRP Group	$(14,132)	$22,869	$(37,001)
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
Commissions and fees increased $87.6 million year over year. The increase for the period relates to organic growth and amounts attributable to Partners acquired during 2022 prior to their having reached the twelve-month owned mark (such amounts, the “Partnership Contribution”). Organic growth accounted for $55.8 million of the increase to revenues and the Partnership Contribution accounted for $30.9 million.

Major Sources of Commissions and Fees
The following table sets forth our commissions and fees by major source for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
(in thousands)	2023	2022	Variance
Commission revenue	$270,861	$204,837	$66,024
Profit-sharing revenue	23,025	15,012	8,013
Consulting and service fee revenue	17,636	15,202	2,434
Policy fee and installment fee revenue	15,832	5,850	9,982
Other income	3,092	1,947	1,145
Total commissions and fees	$330,446	$242,848	$87,598
Commission revenue represents commission revenue earned by providing insurance placement services to Clients. Commission revenue increased by $66.0 million year over year as a result of organic growth of $36.5 million and the Partnership Contribution of $29.5 million.
Profit-sharing revenue represents bonus-type revenue that is earned by us as a sales incentive provided by certain Insurance Company Partners. Profit-sharing revenue increased by $8.0 million year over year primarily due to organic growth.
Consulting and service fee revenue represents fees received in lieu of a commission and specialty insurance consulting revenue. Consulting and service fee revenue increased $2.4 million year over year as a result of organic growth of $1.9 million and the Partnership Contribution of $0.5 million.
Policy fee and installment fee revenue represents revenue earned by our UCTS Operating Group for acting in the capacity of an MGA and providing payment processing and services and other administrative functions on behalf of Insurance Company Partners. Policy fee and installment fee revenue increased $10.0 million year over year due to organic growth.
Other income consists of other fee income, premium financing income and investment income generated across all Operating Groups as well as marketing income that is based on agreed-upon cost reimbursement for fulfilling specific targeted Medicare marketing campaigns. Other income increased $1.1 million year over year primarily due to investment income, which is excluded from the organic growth calculation.
Commissions, Employee Compensation and Benefits
Commissions, employee compensation and benefits is our largest expense. It consists of (i) base compensation comprising salary, bonuses and benefits paid and payable to Colleagues, commissions paid to Colleagues and outside commissions paid to others; and (ii) equity-based compensation associated with the grants of restricted and unrestricted stock awards to senior management, Colleagues, Risk Advisors and directors. We expect to continue to experience a general rise in commissions, employee compensation and benefits expense commensurate with expected growth in our revenue and headcount. We operate in competitive markets for human capital and need to maintain competitive compensation levels as we expand geographically and create new products and services. Our Colleague-related costs have risen as a result of the increasingly competitive market and the inflationary environment. In addition, our compensation arrangements with our Colleagues contain significant bonus or commission components driven by the results of our operations. Therefore, as we grow commissions and fees, we expect compensation costs to rise.
Commissions, employee compensation and benefits expenses increased $77.2 million year over year. The Partnership Contribution accounted for $17.2 million of the increase to commissions, employee compensation and benefits. Share-based compensation expense increased $5.7 million as a result of equity grants awarded to all newly hired Colleagues and grants to reward Colleagues, including members of senior management. The remaining increase in commissions, employee compensation and benefits expense can be attributed to higher commissions expense relating to our organic growth, higher compensation and benefits related to hiring to support our growth, and the inflationary environment, which has resulted in increases in the cost of human capital.

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
Other operating expenses increased $10.2 million year over year related to increases in dues and subscriptions of $8.7 million from integration costs and investment in technology to support our growth, travel and entertainment of $3.6 million relating to integration of our Partnerships, advertising and marketing of $2.6 million and rent expense of $0.8 million relating to expansion of our operating locations. These increases were partially offset by lower costs for professional fees of $4.2 million, Colleague education and welfare of $1.0 million and repairs and maintenance of $0.8 million.
Amortization Expense
Amortization expense increased $5.6 million year over year driven by amortization of intangible assets recorded in connection with Partnerships over the past twelve months.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration was a $24.8 million loss for the three months ended March 31, 2023 as compared to a $5.6 million gain for the same period of 2022. The fair value loss related to contingent consideration for 2023 was impacted by changes in growth trends of certain partners and lower discount rates, which resulted in an overall higher contingent earnout liability value.
Interest Expense, Net
Interest expense, net increased $17.5 million year over year resulting primarily from the high interest rate environment and, to a lesser extent, higher average borrowings outstanding under our Revolving Facility. We expect interest expense to continue to increase during 2023 as a result of recent unprecedented interest rate hikes from the Federal Reserve, which directly affect our variable rate debt.
Refer to Item 3. Quantitative and Qualitative Disclosures About Market Risk for further discussion of the impact of rising interest rates on our results of operations, financial condition and cash flows.
Other Income (Expense), Net
Other income (expense), net decreased $17.0 million year over year, primarily as a result of a gain on interest rate caps of $15.8 million recognized during the first quarter of 2022 in connection with rising interest rates and market estimates for future rate increases. Comparatively, we had a loss on interest rate caps of $1.4 million during the first quarter of 2023 relating to a decrease in the interest rate curve.
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
We calculate Organic Revenue based on commissions and fees for the relevant period by excluding investment income and the first twelve months of commissions and fees generated from new Partners. Organic Revenue Growth is the change in Organic Revenue period-to-period, with prior period results adjusted to include commissions and fees that were excluded in the prior period because the relevant Partners had not yet reached the twelve-month owned mark, but which have reached the twelve-month owned mark in the current period. For example, revenues from a Partner acquired on June 1, 2022 are excluded from Organic Revenue for 2022. However, after June 1, 2023, results from June 1, 2022 to December 31, 2022 for such Partners are compared to results from June 1, 2023 to December 31, 2023 for purposes of calculating Organic Revenue Growth in 2023. Organic Revenue Growth is a key metric used by management and our board of directors to assess our financial performance. We believe that Organic Revenue and Organic Revenue Growth are appropriate measures of operating performance as they allow investors to measure, analyze and compare growth in a meaningful and consistent manner.
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

Adjusted EBITDA and Adjusted EBITDA Margin
The following table reconciles Adjusted EBITDA and Adjusted EBITDA Margin to net income (loss), which we consider to be the most directly comparable GAAP financial measure:

	For the Three Months Ended March 31,
(in thousands, except percentages)	2023	2022
Commissions and fees	$330,446	$242,848

Net income (loss)	$(25,854)	$44,839
Adjustments to net income (loss):
Interest expense, net	27,884	10,350
Change in fair value of contingent consideration	24,758	(5,632)
Amortization expense	23,163	17,562
Share-based compensation	13,281	7,564
Transaction-related Partnership and integration expenses	5,432	8,216
(Gain) loss on interest rate caps	1,407	(15,810)
Depreciation expense	1,348	988
Severance	167	222
Income tax provision	78	—
Other(1)	7,342	4,633
Adjusted EBITDA	$79,006	$72,932
Adjusted EBITDA Margin	24%	30%
__________
(1)    Other addbacks to Adjusted EBITDA include certain expenses that are considered to be non-recurring or non-operational, including certain recruiting costs, professional fees, litigation costs and bonuses. In 2022, these addbacks also included certain expenses related to remediation efforts.
Organic Revenue and Organic Revenue Growth
The following table reconciles Organic Revenue and Organic Revenue Growth to commissions and fees, which we consider to be the most directly comparable GAAP financial measure:

	For the Three Months Ended March 31,
(in thousands, except percentages)	2023	2022
Commissions and fees	$330,446	$242,848
Partnership commissions and fees(1)	(30,871)	(64,777)
Investment income	(923)	—
Organic Revenue	$298,652	$178,071
Organic Revenue Growth(2)	$55,804	$25,181
Organic Revenue Growth %(2)	23%	16%
__________
(1)    Includes the first twelve months of such commissions and fees generated from newly acquired Partners.
(2)    Organic Revenue for the three months ended March 31, 2022 used to calculate Organic Revenue Growth for the three months ended March 31, 2023 was $242.8 million, which is adjusted to reflect revenues from Partnerships that reached the twelve-month owned mark during the three months ended March 31, 2023.

Adjusted Net Income and Adjusted Diluted EPS
The following table reconciles Adjusted Net Income to net income (loss) attributable to BRP Group and reconciles Adjusted Diluted EPS to diluted earnings (loss) per share, which we consider to be the most directly comparable GAAP financial measures:

	For the Three Months Ended March 31,
(in thousands, except per share data)	2023	2022
Net income (loss) attributable to BRP Group	$(14,132)	$22,869
Net income (loss) attributable to noncontrolling interests	(11,722)	21,970
Change in fair value of contingent consideration	24,758	(5,632)
Amortization expense	23,163	17,562
Share-based compensation	13,281	7,564
Transaction-related Partnership and integration expenses	5,432	8,216
(Gain) loss on interest rate caps, net of cash settlements	3,682	(15,810)
Depreciation	1,348	988
Amortization of deferred financing costs	1,239	1,286
Severance	167	222
Other(1)	7,342	4,633
Adjusted pre-tax income	54,558	63,868
Adjusted income taxes(2)	5,401	6,323
Adjusted Net Income	$49,157	$57,545

Weighted-average shares of Class A common stock outstanding - diluted	58,712	58,716
Dilutive effect of non-vested restricted shares of Class A common stock	3,603	—
Exchange of Class B common stock(3)	54,094	56,269
Adjusted dilutive weighted-average shares outstanding	116,409	114,985

Adjusted Diluted EPS	$0.42	$0.50

Diluted earnings (loss) per share	$(0.24)	$0.39
Effect of exchange of Class B common stock and net income (loss) attributable to noncontrolling interests per share	0.02	—
Other adjustments to earnings (loss) per share	0.69	0.16
Adjusted income taxes per share	(0.05)	(0.05)
Adjusted Diluted EPS	$0.42	$0.50
___________
(1)    Other addbacks to Adjusted Net Income include certain expenses that are considered to be non-recurring or non-operational, including certain recruiting costs, professional fees, litigation costs and bonuses. In 2022, these addbacks also included certain expenses related to remediation efforts.
(2)    Represents corporate income taxes at an assumed effective tax rate of 9.9% applied to adjusted pre-tax income.
(3)    Assumes the full exchange of Class B common stock for Class A common stock pursuant to the Amended LLC Agreement.

OPERATING GROUP RESULTS
Commissions and Fees
In all of our Operating Groups, we generate commissions and fees from insurance placement under both agency bill and direct bill arrangements, and profit-sharing income based on either the underlying book of business or performance, such as loss ratios. In these Operating Groups, we also generate other ancillary income and premium financing income.
In the Insurance Advisory Solutions and UCTS Operating Groups, we generate fees from service fee and consulting arrangements. Service fee arrangements are in place with certain customers in lieu of commission arrangements.
In the UCTS Operating Group, we generate fees from policy fee and installment fee arrangements. Policy fee revenue is earned for acting in the capacity of an MGA and providing payment processing and services and other administrative functions on behalf of Insurance Company Partners.
In the Mainstreet Insurance Solutions Operating Group, we generate commissions and fees in the form of marketing income, which is earned through co-branded Medicare marketing campaigns with our Insurance Company Partners.
In the Insurance Advisory Solutions and UCTS Operating Groups and the Corporate and Other non-reportable segment, we generate investment income.
The following table sets forth our commissions and fees by Operating Group and for Corporate and Other by amount and as a percentage of our commissions and fees:

Commissions and Fees by Operating Group (in thousands, except percentages)
	For the Three Months Ended March 31,
	2023		2022		Variance
Operating Group	Amount	Percent of Business	Amount	Percent of Business	Amount	%
Insurance Advisory Solutions	$195,713	59%	$171,403	71%	$24,310	14%
Underwriting, Capacity & Technology Solutions	90,069	27%	49,523	20%	40,546	82%
Mainstreet Insurance Solutions	58,140	18%	22,958	9%	35,182	153%
Corporate and Other	(13,476)	(4)%	(1,036)	—%	(12,440)	n/m
	$330,446		$242,848		$87,598
__________
n/m    not meaningful
Commissions and fees for our Insurance Advisory Solutions Operating Group increased $24.3 million year over year primarily as a result of organic growth. Organic growth included $22.2 million related to base commissions and fees and $1.6 million related to contingent and other revenue.
Commissions and fees for our UCTS Operating Group increased $40.5 million year over year primarily as a result of organic growth of $27.4 million, higher intercompany revenue of $12.5 million and the Partnership Contribution of $0.5 million. Organic growth included $24.1 million attributable to our renter’s and homeowner’s insurance products, of which $8.4 million is related to the QBE Program Administrator Agreement, and $3.3 million related to contingent and other revenue. The QBE Program Administrator Agreement was entered into in connection with the Westwood Partnership with an affiliate of QBE Holdings, Inc. (“QBE”), the prior owner of Westwood. Under the QBE Program Administrator Agreement, our MGA of the Future business assumed operations of QBE’s builder-sourced homeowners book, including all MGA functions associated with the book of business.
Commissions and fees for our Mainstreet Insurance Solutions Operating Group increased $35.2 million year over year primarily as a result of the Partnership Contribution of $30.3 million and organic growth of $4.6 million. Organic growth included $3.8 million related to core commissions and fees and $0.8 million related to contingent and other revenue.
The amount reported for Corporate and Other primarily relates to the elimination of intercompany revenue. During the first quarter of 2023, the Insurance Advisory Solutions Operating Group recorded intercompany commissions and fees from activity with the UCTS Operating Group of $0.4 million; the UCTS Operating Group recorded intercompany commissions and fees from activity with the Mainstreet Insurance Solutions Operating Group and itself of $12.6 million; and the Mainstreet Insurance Solutions Operating Group recorded intercompany commissions and fees from activity with all Operating Groups of $0.9 million. These amounts were eliminated through Corporate and Other.

The substantial increase in intercompany commissions and fees for the first quarter of 2023 is related to the QBE Program Administrator Agreement, which was effective May 1, 2022. A portion of the revenue recognized by the UCTS Operating Group related to this agreement is passed through to the Mainstreet Operating Group, who serves as the retail agent. We expect that revenue relating to this agreement will continue to grow as we serve as the MGA on more intersegment revenue such as homeowners insurance sold through the Mainstreet Operating Group.
Commissions, Employee Compensation and Benefits
The following table sets forth our commissions, employee compensation and benefits by Operating Group and for Corporate and Other by amount and as a percentage of our commissions, employee compensation and benefits:

Commissions, Employee Compensation and Benefits by Operating Group (in thousands, except percentages)
	For the Three Months Ended March 31,
	2023		2022		Variance
Operating Group	Amount	Percent of Business	Amount	Percent of Business	Amount	%
Insurance Advisory Solutions	$119,802	52%	$94,790	62%	$25,012	26%
Underwriting, Capacity & Technology Solutions	67,595	29%	34,676	22%	32,919	95%
Mainstreet Insurance Solutions	35,227	15%	14,873	10%	20,354	137%
Corporate and Other	8,330	4%	9,411	6%	(1,081)	(11)%
	$230,954		$153,750		$77,204

Commissions, employee compensation and benefits expenses increased across all Operating Groups year over year. The Partnership Contribution accounted for $16.9 million of the increase to commissions, employee compensation and benefits expenses in the Mainstreet Insurance Solutions Operating Group. The remaining increase in commissions, employee compensation and benefits expenses across all Operating Groups can be attributed to higher commissions expense relating to our organic growth, which are primarily allocated among the Operating Groups. In addition, there have been recent increases in the cost of human capital as a result of the increasingly competitive market and the inflationary environment, which has impacted employee compensation and benefits costs.
Commissions, employee compensation and benefits expenses for Corporate and Other decreased year over year primarily as a result of an increase of $12.9 million in the elimination of intercompany expense, offset in part by $7.2 million of additional expense due, in part, to the aforementioned increases in the cost of human capital and $4.6 million of additional share-based compensation expense.
The substantial increase in intercompany commissions, employee compensation and benefits expense for the first quarter of 2023 is related to the QBE Program Administrator Agreement, which was effective May 1, 2022. We expect that commissions, employee compensation and benefits expense relating to this agreement will continue to grow as we serve as the MGA on more intersegment revenue such as homeowners insurance sold through the Mainstreet Insurance Solutions Operating Group.
Other Operating Expenses
The following table sets forth our other operating expenses by Operating Group and for Corporate and Other by amount and as a percentage of our other operating expenses:

Other Operating Expenses by Operating Group (in thousands, except percentages)
	For the Three Months Ended March 31,
	2023		2022		Variance
Operating Group	Amount	Percent of Expense	Amount	Percent of Expense	Amount	%
Insurance Advisory Solutions	$20,040	43%	$14,509	40%	$5,531	38%
Underwriting, Capacity & Technology Solutions	10,831	23%	5,380	15%	5,451	101%
Mainstreet Insurance Solutions	8,170	18%	4,148	11%	4,022	97%
Corporate and Other	7,563	16%	12,405	34%	(4,842)	(39)%
	$46,604		$36,442		$10,162

Other operating expenses for our Insurance Advisory Solutions Operating Group increased $5.5 million year over year driven by higher costs for dues and subscriptions of $3.8 million from Partnership integration costs and our investment in technology to support our growth, travel and entertainment of $1.9 million relating to integration of our Partnerships, recruiting expense of $0.3 million and rent expense of $0.2 million relating to expansion of our operating locations. These increases were partially offset by lower costs for advertising and marketing, professional fees and repairs and maintenance of $0.4 million each.
Other operating expenses for our UCTS Operating Group increased $5.5 million year over year driven by higher costs for dues and subscriptions of $4.7 million from Partnership integration costs, primarily associated with the QBE Program Administrator Agreement, travel and entertainment of $0.6 million relating to integration of our Partnerships, bank charges of $0.3 million, and consulting fees and software and internet expenses of $0.2 million each. These increases were partially offset by lower costs for professional fees of $0.3 million and licenses and taxes of $0.2 million.
Other operating expenses for our Mainstreet Insurance Solutions Operating Group increased $4.0 million year over year driven by higher advertising and marketing of $3.0 million, dues and subscriptions of $0.9 million from Partnership integration costs and our investment in technology to support our growth, rent expense of $0.7 million relating to expansion of our operating locations, and travel and entertainment of $0.4 million relating to integration of our Partnerships. These increases were partially offset by lower costs for professional fees of $1.2 million.
Other operating expenses in Corporate and Other decreased $4.8 million year over year due to lower costs for professional fees of $2.2 million, licenses and taxes of $1.0 million, dues and subscriptions of $0.7 million and recruiting expense and consulting fees of $0.6 million each. These decreases were partially offset by higher costs for travel and entertainment of $0.8 million.
Amortization Expense
The following table sets forth our amortization by Operating Group and for Corporate and Other by amount and as a percentage of our amortization:

Amortization Expense by Operating Group (in thousands, except percentages)
	For the Three Months Ended March 31,
	2023		2022		Variance
Operating Group	Amount	Percent of Expense	Amount	Percent of Expense	Amount	%
Insurance Advisory Solutions	$12,902	55%	$12,548	71%	$354	3%
Underwriting, Capacity & Technology Solutions	4,528	20%	4,193	24%	335	8%
Mainstreet Insurance Solutions	5,732	25%	820	5%	4,912	n/m
Corporate and Other	1	—%	1	—%	—	—%
	$23,163		$17,562		$5,601
__________
n/m    not meaningful
Amortization expense increased in our Mainstreet Insurance Solutions Operating Group year over year, primarily driven by the amortization of intangible assets recorded in connection with our Westwood Partnership. Amortization expense for the Insurance Advisory Solutions and UCTS Operating Groups was relatively flat.

Change in Fair Value of Contingent Consideration
The following table sets forth our change in fair value of contingent consideration by Operating Group by amount and as a percentage of our change in fair value of contingent consideration:

Change in Fair Value of Contingent Consideration by Operating Group (in thousands, except percentages)
	For the Three Months Ended March 31,
	2023		2022		Variance
Operating Group	Amount	Percent of Expense	Amount	Percent of Expense	Amount	%
Insurance Advisory Solutions	$18,795	76%	$(6,055)	108%	$24,850	n/m
Underwriting, Capacity & Technology Solutions	4,859	20%	(183)	3%	5,042	n/m
Mainstreet Insurance Solutions	1,104	4%	606	(11)%	498	82%
	$24,758		$(5,632)		$30,390
__________
n/m    not meaningful
We had fair value losses related to contingent consideration across all Operating Groups for the first quarter of 2023. These losses were impacted by changes in growth trends of certain partners and lower discount rates, which resulted in an overall higher contingent earnout liability value.
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
At March 31, 2023, our cash and cash equivalents were $81.3 million, and we had $115.0 million of available borrowing capacity on the Revolving Facility under the JPM Credit Agreement. We believe that our cash and cash equivalents, cash flow from operations and available borrowings will be sufficient to fund our working capital and meet our commitments for the next twelve months and beyond.
In the near term, we intend to fund our earnout obligations with cash and cash equivalents, cash flow from operations and available borrowings. In connection with our continuous exploration of Partnership opportunities, we will consider raising additional debt or equity financing if and as necessary to support our growth.
JPM Credit Agreement
Our JPM Credit Agreement provides for senior secured credit facilities in an aggregate principal amount of $1.45 billion, which consists of (i) a term loan facility in the principal amount of $850.0 million maturing in October 2027 (the “Term Loan B”) and (ii) a revolving credit facility with commitments in an aggregate principal amount of $600.0 million maturing in April 2027 (the “Revolving Facility”).
The Term Loan B bears interest at LIBOR plus 350 bps, subject to a LIBOR floor of 50 bps. The applicable interest rate on the Term Loan B at March 31, 2023 was 8.21%. Borrowings under the Revolving Facility accrue interest at SOFR plus 210 bps to SOFR plus 310 bps based on total net leverage ratio. BRP will pay a letter of credit fee equal to the margin then in effect with respect to SOFR loans under the Revolving Facility multiplied by the daily amount available to be drawn under any letter of credit, a fronting fee and any customary documentary and processing charges for any letter of credit issued under the JPM Credit Agreement. The outstanding borrowings on the Revolving Facility of $485.0 million had an applicable interest rate of 7.90% at March 31, 2023. The Revolving Facility is also subject to a commitment fee of 0.40% on the unused capacity at March 31, 2023.

We have entered into interest rate cap agreements to limit the potential impact of interest rate changes on cash flows. The interest rate caps limit the variability of the base rate to the amount of the cap. The interest rate cap agreements in place at March 31, 2023 mitigate the interest rate volatility on $300.0 million of debt to a maximum base rate of 1.50% and mitigate the interest rate volatility on $1.2 billion of debt to a maximum base rate of 7.00%.
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
Contractual Obligations and Commitments
The following table represents our contractual obligations and commitments, aggregated by type, at March 31, 2023:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$119,101	$19,274	$38,816	$33,791	$27,220
Debt obligations payable(2)	1,778,511	115,076	228,057	1,435,378	—
Undiscounted estimated contingent earnout obligation(3)	376,821	135,697	237,386	3,738	—
Maximum future contingent payment obligation, less undiscounted estimated contingent earnout obligation	567,395	281,816	279,317	6,262	—
USF Grant	4,740	540	1,704	1,696	800
Total	$2,846,568	$552,403	$785,280	$1,480,865	$28,020
__________
(1)    Represents noncancelable operating leases for our facilities. Operating lease expense was $5.5 million and $4.7 million for the three months ended March 31, 2023 and 2022, respectively.
(2)    Represents scheduled debt obligations and estimated interest payments under the JPM Credit Agreement.
(3)    Represents the undiscounted estimated contingent earnout obligation at March 31, 2023.
Our contractual obligations and commitments are comprised of operating lease obligations, principal and interest payments on our borrowings under the JPM Credit Agreement, potential payments of contingent earnout liabilities and our commitment to the University of South Florida (“USF”).
Our operating lease obligations represent noncancelable agreements for our corporate headquarters and office space for our insurance brokerage business. Our operating lease agreements expire through December 2030. These obligations do not include leases with an initial term of twelve months or less, which are expensed as incurred. We may extend, terminate or otherwise modify or sub-lease facilities as needed to best suit the needs of our business. The lease term is the non-cancelable period of the lease and includes options to extend or terminate the lease when it is reasonably certain that an option will be exercised.
Borrowings under our JPM Credit Agreement include $836.0 million under the Term Loan B and $485.0 million on the Revolving Facility. Interest payable on outstanding borrowings on the Term Loan B and Revolving Facility in the table above was calculated based on applicable interest rates at March 31, 2023 of 8.21% and 7.90%, respectively, through their respective expiration dates of October 2027 and April 2027.

Substantially all of our Partnerships and certain acquisitions of select books of business that do not constitute a complete business enterprise include contractual earnout provisions. We record an estimation of the fair value of the contingent earnout obligations at the Partnership date as a component of the consideration paid. Our contingent earnout obligations are measured at fair value at each reporting period based on the present value of the expected future payments to be made to Partners in accordance with the provisions outlined in the respective purchase agreements. The recorded obligations are based on estimates of the Partners’ future performance using financial projections for the earnout period. The aggregate estimated contingent earnout liabilities included on our condensed consolidated balance sheet at March 31, 2023 was $286.2 million, of which $24.9 million must be settled in cash and the remaining $261.3 million can be settled in cash or stock at our option. The maximum future contingent payment obligation at March 31, 2023 was $944.2 million, of which $63.1 million must be settled in cash and the remaining $881.1 million can be settled in cash or stock at our option.
As of March 31, 2023, we have a commitment to USF to donate an aggregate $4.7 million through October 2028. The gift will provide support for the School of Risk Management and Insurance in the USF Muma College of Business. It is currently anticipated that Lowry Baldwin, our Board Chair, will fund half of this commitment.
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
During the three months ended March 31, 2023, we redeemed 834,641 LLC Units of BRP on a one-for-one basis for shares of Class A common stock and cancelled the corresponding shares of Class B common stock. We receive an increase in our share of the tax basis in the net assets of BRP due to the interests being redeemed. We have assessed the realizability of the net deferred tax assets and in that analysis have considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. We have recorded a full valuation allowance against the deferred tax assets at BRP Group as of March 31, 2023, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances.
SOURCES AND USES OF CASH
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated:

	For the Three Months Ended March 31,
(in thousands)	2023	2022	Variance
Net cash used in operating activities	$(14,031)	$(3,433)	$(10,598)
Net cash used in investing activities	(5,099)	(3,132)	(1,967)
Net cash provided by (used in) financing activities	(24,522)	22,736	(47,258)
Net increase (decrease) in cash and cash equivalents and restricted cash	(43,652)	16,171	(59,823)
Cash and cash equivalents and restricted cash at beginning of period	230,471	227,737	2,734
Cash and cash equivalents and restricted cash at end of period	$186,819	$243,908	$(57,089)
Operating Activities
The primary sources and uses of cash for operating activities are net income (loss) adjusted for non-cash items and changes in assets and liabilities, or operating working capital, and payment of contingent earnout consideration. Net cash used in operating activities increased $10.6 million year over year driven by decreases in cash of $11.4 million relating to net income (loss) adjusted for non-cash items and $13.0 million relating to a higher balance in premiums, commissions and fees receivable resulting from revenue growth and the timing of revenue recognition under direct bill policies in employee benefits for which payment is received monthly through the duration of the year. We also had an increase in cash relating to a decrease in contingent earnout consideration payments in excess of the liability recognized at the acquisition date of $10.3 million.

Investing Activities
The primary sources and uses of cash for investing activities relate to cash consideration paid to fund Partnerships and other investments to grow our business. Net cash used in investing activities increased $2.0 million year over year driven by an increase in capital expenditures of $1.7 million as a result of software development projects for infrastructure to support our business, including key customer relationship management software, and other purchases to support our growth.
Financing Activities
The primary sources and uses of cash for financing activities relate to the issuance of our Class A common stock; debt servicing costs in connection with the JPM Credit Agreement, as well as purchases, sales and settlements of interest rate caps to mitigate interest rate volatility on that debt; payment of contingent earnout consideration; and other equity transactions. Net cash provided by financing activities decreased $47.3 million year over year driven by a decrease in net borrowings on our credit facilities of $60.0 million, offset in part by an increase in cash from fewer payments of contingent earnout consideration up to the amount of purchase price accrual of $9.3 million.
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
There have been no material changes in our critical accounting policies during the three months ended March 31, 2023 as compared to those disclosed in the Critical Accounting Policies and Estimates section under Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K filed with the SEC on February 28, 2023.
RECENT ACCOUNTING PRONOUNCEMENTS
Please refer to Note 1 to our condensed consolidated financial statements included in Item 1. Financial Statements of this report for a discussion of recent accounting pronouncements that may impact us.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Our invested assets are held primarily as cash and cash equivalents and restricted cash. To a lesser extent, we may also utilize certificates of deposit, U.S. treasury securities and professionally managed short duration fixed income funds. These investments are subject to market risk. The fair values of our invested assets at March 31, 2023 and December 31, 2022 approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.
At March 31, 2023, we had $836.0 million and $485.0 million of borrowings outstanding under the Term Loan B and the Revolving Facility, respectively. These borrowings bear interest on a floating basis tied to either the prime rate or one of various other variable rates as defined in the JPM Credit Agreement. The variable rate currently in effect for the Term Loan B and the Revolving Facility is LIBOR and SOFR, respectively.
We have entered into interest rate cap agreements to limit the potential impact of interest rate changes on cash flows. The interest rate caps limit the variability of the base rate to the amount of the cap. The interest rate cap agreements in place at March 31, 2023 mitigate the interest rate volatility on $300.0 million of debt to a maximum base rate of 1.50% and mitigate the interest rate volatility on $1.2 billion of debt to a maximum base rate of 7.00%. Taking the interest rate cap agreements into consideration, an increase of 100 basis points on the variable interest rates in effect at March 31, 2023 would increase our annual interest expense for the JPM Credit Agreement by $10.2 million.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2023 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.
ITEM 1A. RISK FACTORS
See the risk factors outlined under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on February 28, 2023.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table provides information about our repurchase of shares of our Class A common stock during the three months ended March 31, 2023:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value that may yet be Purchased under the Plans or Programs
January 1, 2023 to January 31, 2023	63,534	$25.14	—	$—
February 1, 2023 to February 28, 2023	143	31.05	—	—
March 1, 2023 to March 31, 2023	106,563	26.32	—	—
Total	170,240	$25.88	—	$—
__________
(1)    We purchased 170,240 shares during the three months ended March 31, 2023, which were acquired from our employees to cover required tax withholding on the vesting of shares granted under our Omnibus Incentive Plan or Partnership Inducement Award Plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
As previously reported, we are a party to a Stockholders Agreement executed in connection with our initial public offering (“IPO”) with the persons who were members of BRP prior to our IPO. Pursuant to the terms of the Stockholders Agreement, so long as the pre-IPO members of BRP and their permitted transferees (collectively, the “Holders”) beneficially own at least 10% of the aggregate number of outstanding shares of our common stock (the “Substantial Ownership Requirement”), the Holders, acting through approval of the Holders holding a majority of the shares of our Class B common stock held by all of the Holders, have (i) approval rights (the “Consent Requirement”) over certain transactions and actions taken by us and BRP (the “Specified Matters”) and (ii) nomination rights with respect to certain members of our board of directors (the “Board” or the “Board of Directors”), in each case as set forth more fully in the Stockholders Agreement.
On February 8, 2023, a complaint was filed in the Court of Chancery of the State of Delaware (the “Complaint”) alleging that the Consent Requirement with respect to three of the Specified Matters violates Delaware law and our governing documents. We and the Holders disagree with the assertions in the Complaint.
Nevertheless, to reaffirm its commitment to sound corporate governance and potentially spur resolution of the pending litigation, at the request of our Board of Directors, Baldwin Insurance Group Holdings, LLC, an entity controlled by Lowry Baldwin, the Chairman of our Board of Directors and the Holder of a majority of the shares of our Class B common stock held by all of the Holders (the “Majority Holder”), and the Company have entered into a consent and defense agreement (the “Agreement”). Pursuant to the Agreement, Majority Holder has irrevocably consented to and approved, on behalf of itself and the other Holders, any Specified Matter that the Independent Committee (as defined below) determines in good faith is in the best interests of our Company and its stockholders in their capacity as such, in satisfaction of the Consent Requirement with respect to such Specific Matter. Further, Majority Holder irrevocably agreed, on behalf of itself and the other Holders, not to designate any nominee for election to service on our Board of Directors if the Independent Committee determines in good faith that action by the Board of Directors in furtherance of the nomination of such person to the Board of Directors would not be in the best interests of our Company and its stockholders in their capacity as such.
The foregoing description of the Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Agreement, attached hereto as Exhibit 10.1, which is incorporated herein by reference.
In connection with the Agreement, our Board of Directors, with the consent of the Majority Holder under the Stockholders Agreement, has amended our Amended and Restated By-Laws to, among other things:
•Create a committee of the Board, composed of all Directors then in office who the Board determines both (i) qualifies as an independent director under the corporate governance standards of Nasdaq and (ii) has no relationship with the Corporation or any Holder that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director (such committee, the “Independent Committee”);
•Empower the Independent Committee, acting unanimously, to make any and all determinations contemplated or required by the Agreement;
•Make certain conforming and clarifying amendments in connection with the foregoing.
The foregoing description of the amendment to our Amended and Restated By-Laws does not purport to be complete and is qualified in its entirety by reference to the full text of the amendment, attached hereto as Exhibit 3.4, which is incorporated herein by reference.

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

3.4*	First Amendment to Amended and Restated By-Laws of BRP Group, Inc.
10.1*	Consent and Defense Agreement
31.1*	Certification of the Registrant’s Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
31.2*	Certification of the Registrant’s Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32**	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in inline XBRL and included in Exhibit 101)
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

BRP GROUP, INC.

Date: May 9, 2023	By:	/s/ Trevor L. Baldwin
Trevor L. Baldwin
Chief Executive Officer

Date: May 9, 2023	By:	/s/ Bradford L. Hale
Bradford L. Hale
Chief Financial Officer