Form 10-Q
period 2023-06-30
BRP Group, Inc.
filed 2023-08-09
CIK 1781755

____________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023
or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to _________
Commission File Number: 001-39095
_________________________________________
BRP GROUP, INC.
(Exact name of registrant as specified in its charter)
_________________________________________

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
_________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
As of August 3, 2023, there were 63,765,800 shares of Class A common stock outstanding and 53,017,790 shares of Class B common stock outstanding.

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

Commonly Used Defined Terms
The following terms have the following meanings throughout this Quarterly Report on Form 10-Q unless the context indicates or requires otherwise:

Amended LLC Agreement	Third Amended and Restated Limited Liability Company Agreement of BRP, as amended
API	Application programming interface
book of business	Insurance policies bound by us on behalf of our Clients
bps	Basis points
BRP	Baldwin Risk Partners, LLC
BRP Group	BRP Group, Inc.
Clients	Our insureds
Colleagues	Our employees
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	Accounting principles generally accepted in the United States of America
Insurance Company Partners	Insurance companies with which we have a contractual relationship
JPM Credit Agreement	Credit Agreement, dated as of October 14, 2020, between Baldwin Risk Partners, LLC, as borrower, JPMorgan Chase Bank, N.A., as the Administrative Agent, the Guarantors party thereto, the Lenders party thereto and the Issuing Lenders party thereto, as amended by the Amendment No. 1 to Credit Agreement dated as of May 7, 2021, Amendment No. 2 to Credit Agreement dated as of June 2, 2021, Amendment No. 3 to Credit Agreement dated as of August 6, 2021, Amendment No. 4 to Credit Agreement dated as of December 16, 2021, Amendment No. 5 to Credit Agreement dated as of March 28, 2022 and Amendment No. 6 to Credit Agreement dated as of June 27, 2023
LIBOR	London Interbank Offered Rate
LLC Units	Membership interests of BRP
MGA	Managing General Agent
MIU conversion LLC Units	Non-voting units issued to certain senior management prior to October 2019, which were converted to restricted LLC Units (and corresponding shares of Class B common stock) with identical vesting conditions as the original issuances in connection with our public offering
Operating Groups	Our reportable segments
Partners	Companies that we have acquired, or in the case of asset acquisitions, the producers
Partnerships	Strategic acquisitions made by the Company
Revolving Facility	Our revolving credit facility under the JPM Credit Agreement with commitments in an aggregate principal amount of $600.0 million, maturing April 1, 2027
Risk Advisors	Our producers
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
Tax Receivable Agreement	Tax Receivable Agreement between BRP Group, Inc. and the holders of LLC Units in Baldwin Risk Partners, LLC entered into on October 28, 2019
Term Loan B	Our term loan facility under the JPM Credit Agreement with a principal amount of $850.0 million, maturing October 14, 2027
Westwood	Westwood Insurance Agency, a 2022 Partner

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRP GROUP, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share and per share data)	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$105,546	$118,090
Restricted cash	107,350	112,381
Premiums, commissions and fees receivable, net	593,858	531,992
Prepaid expenses and other current assets	11,654	9,936
Total current assets	818,408	772,399
Property and equipment, net	24,402	25,405
Right-of-use assets	92,921	96,465
Other assets	44,582	45,935
Intangible assets, net	1,062,969	1,099,918
Goodwill	1,421,849	1,422,060
Total assets	$3,465,131	$3,462,182
Liabilities, Mezzanine Equity and Stockholders’ Equity
Current liabilities:
Premiums payable to insurance companies	$534,887	$471,294
Producer commissions payable	64,548	53,927
Accrued expenses and other current liabilities	110,106	125,743
Related party notes payable	1,525	1,525
Current portion of contingent earnout liabilities	116,228	46,717
Total current liabilities	827,294	699,206
Revolving line of credit	470,000	505,000
Long-term debt, less current portion	807,666	809,862
Contingent earnout liabilities, less current portion	178,084	220,219
Operating lease liabilities, less current portion	84,584	87,692
Other liabilities	241	164
Total liabilities	2,367,869	2,322,143
Commitments and contingencies (Note 12)
Mezzanine equity:
Redeemable noncontrolling interest	495	487
Stockholders’ equity:
Class A common stock, par value $0.01 per share, 300,000,000 shares authorized; 63,696,680 and 61,447,368 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	637	614
Class B common stock, par value $0.0001 per share, 100,000,000 shares authorized; 53,024,504 and 54,504,918 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	5	5
Additional paid-in capital	732,673	704,291
Accumulated deficit	(134,793)	(96,764)
Stockholder notes receivable	—	(42)
Total stockholders’ equity attributable to BRP Group	598,522	608,104
Noncontrolling interest	498,245	531,448
Total stockholders’ equity	1,096,767	1,139,552
Total liabilities, mezzanine equity and stockholders’ equity	$3,465,131	$3,462,182
See accompanying Notes to Condensed Consolidated Financial Statements.

BRP GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except share and per share data)	2023	2022	2023	2022
Revenues:
Commissions and fees	$297,191	$232,460	$627,637	$475,308

Operating expenses:
Commissions, employee compensation and benefits	225,236	172,848	456,190	326,598
Other operating expenses	47,485	40,770	94,089	77,212
Amortization expense	23,159	19,170	46,322	36,732
Change in fair value of contingent consideration	16,393	(26,872)	41,151	(32,504)
Depreciation expense	1,449	1,105	2,797	2,093
Total operating expenses	313,722	207,021	640,549	410,131

Operating income (loss)	(16,531)	25,439	(12,912)	65,177

Other income (expense):
Interest expense, net	(29,136)	(14,632)	(57,020)	(24,982)
Other income, net	2,669	5,786	1,158	21,237
Total other expense	(26,467)	(8,846)	(55,862)	(3,745)

Income (loss) before income taxes	(42,998)	16,593	(68,774)	61,432
Income tax expense	665	—	743	—
Net income (loss)	(43,663)	16,593	(69,517)	61,432
Less: net income (loss) attributable to noncontrolling interests	(19,766)	7,951	(31,488)	29,921
Net income (loss) attributable to BRP Group	$(23,897)	$8,642	$(38,029)	$31,511

Comprehensive income (loss)	$(43,663)	$16,593	$(69,517)	$61,432
Comprehensive income (loss) attributable to noncontrolling interests	(19,766)	7,951	(31,488)	29,921
Comprehensive income (loss) attributable to BRP Group	(23,897)	8,642	(38,029)	31,511

Basic earnings (loss) per share	$(0.40)	$0.15	$(0.64)	$0.56
Diluted earnings (loss) per share	$(0.40)	$0.14	$(0.64)	$0.53
Weighted-average shares of Class A common stock outstanding - basic	60,093,228	56,270,491	59,406,331	55,996,668
Weighted-average shares of Class A common stock outstanding - diluted	60,093,228	59,858,816	59,406,331	59,354,168

See accompanying Notes to Condensed Consolidated Financial Statements.

BRP GROUP, INC.
Condensed Consolidated Statements of Stockholders’ Equity and Mezzanine Equity
(Unaudited)

For the Three Months Ended June 30, 2023
	Stockholders’ Equity									Mezzanine Equity
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholder Notes Receivable	Non-controlling Interest	Total	Redeemable Non-controlling Interest
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at March 31, 2023	62,558,290	$626	53,670,277	$5	$716,645	$(110,896)	$(21)	$520,214	$1,126,573	$538
Net income (loss)	—	—	—	—	—	(23,897)	—	(19,864)	(43,761)	98
Share-based compensation, net of forfeitures	492,617	5	—	—	7,749	—	—	6,530	14,284	—
Redemption of Class B common stock	645,773	6	(645,773)	—	8,279	—	—	(8,285)	—	—
Tax distributions to BRP LLC members	—	—	—	—	—	—	—	(350)	(350)	—
Repayment of stockholder notes receivable	—	—	—	—	—	—	21	—	21	—
Distributions to VIEs	—	—	—	—	—	—	—	—	—	(141)
Balance at June 30, 2023	63,696,680	$637	53,024,504	$5	$732,673	$(134,793)	$—	$498,245	$1,096,767	$495

For the Six Months Ended June 30, 2023
	Stockholders’ Equity									Mezzanine Equity
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholder Notes Receivable	Non-controlling Interest	Total	Redeemable Non-controlling Interest
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2022	61,447,368	$614	54,504,918	$5	$704,291	$(96,764)	$(42)	$531,448	$1,139,552	$487
Net income (loss)	—	—	—	—	—	(38,029)	—	(31,637)	(69,666)	149
Share-based compensation, net of forfeitures	768,898	8	—	—	14,619	—	—	12,573	27,200	—
Redemption of Class B common stock	1,480,414	15	(1,480,414)	—	13,763	—	—	(13,778)	—	—
Tax distributions to BRP LLC members	—	—	—	—	—	—	—	(361)	(361)	—
Repayment of stockholder notes receivable	—	—	—	—	—	—	42	—	42	—
Distributions to VIEs	—	—	—	—	—	—	—	—	—	(141)
Balance at June 30, 2023	63,696,680	$637	53,024,504	$5	$732,673	$(134,793)	$—	$498,245	$1,096,767	$495

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

See accompanying Notes to Condensed Consolidated Financial Statements.

BRP GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2023	2022
Cash flows from operating activities:
Net income (loss)	$(69,517)	$61,432
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	49,119	38,825
Change in fair value of contingent consideration	41,151	(32,504)
Share-based compensation expense	32,039	17,677
Gain on interest rate caps	(329)	(21,269)
Payment of contingent earnout consideration in excess of purchase price accrual	(6,140)	(47,803)
Amortization of deferred financing costs	2,333	2,474
Other loss	230	—
Changes in operating assets and liabilities:
Premiums, commissions and fees receivable, net	(61,866)	(78,365)
Prepaid expenses and other current assets	(4,751)	(10,108)
Right-of-use assets	3,544	(4,116)
Accounts payable, accrued expenses and other current liabilities	51,647	63,763
Operating lease liabilities	(2,032)	5,353
Net cash provided by (used in) operating activities	35,428	(4,641)
Cash flows from investing activities:
Capital expenditures	(8,624)	(8,565)
Cash consideration paid for asset acquisitions	(1,611)	(3,356)
Investment in business ventures	(359)	(675)
Cash consideration paid for business combinations, net of cash received	—	(377,299)
Net cash used in investing activities	(10,594)	(389,895)
Cash flows from financing activities:
Payment of contingent earnout consideration up to amount of purchase price accrual	(7,635)	(43,184)
Proceeds from revolving line of credit	60,000	495,000
Payments on revolving line of credit	(95,000)	(5,000)
Payments on long-term debt	(4,254)	(4,254)
Payments of debt issuance costs	—	(1,565)
Proceeds from the sale and settlement of interest rate caps	4,940	19,038
Tax distributions to BRP LLC members	(361)	(9,393)
Proceeds from repayment of stockholder notes receivable	42	88
Distributions to VIEs	(141)	—
Net cash provided by (used in) financing activities	(42,409)	450,730
Net increase (decrease) in cash and cash equivalents and restricted cash	(17,575)	56,194
Cash and cash equivalents and restricted cash at beginning of period	230,471	227,737
Cash and cash equivalents and restricted cash at end of period	$212,896	$283,931

See accompanying Notes to Condensed Consolidated Financial Statements.

BRP GROUP, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2023	2022
Supplemental schedule of cash flow information:
Cash paid during the period for interest	$50,987	$22,001
Cash paid during the period for income taxes	1,352	864
Disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$3,245	$8,010
Right-of-use assets increased through lease modifications and reassessments	1,826	4,440
Capital expenditures incurred but not yet paid	637	923
Increase (decrease) in goodwill resulting from measurement period adjustments for prior year business combinations	(211)	3,499
Contingent earnout liabilities recognized in business combinations	—	13,398
Equity issued in business combinations	—	1,870

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
Unaudited Interim Financial Reporting
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all the information and related notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting of recurring accruals, considered necessary for fair statement have been included. The accompanying balance sheet for the year ended December 31, 2022 was derived from audited financial statements, but does not include all disclosures required by GAAP. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2023 and the Company’s Current Report on Form 8-K (relating to the Company’s reclassification of historical segment information) filed with the SEC on May 9, 2023.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Significant accounting policies and estimates underlying the accompanying condensed consolidated financial statements include the application of guidance for revenue recognition; the valuation of acquired relationships and contingent consideration; impairment of long-lived assets and goodwill; share-based compensation related to performance-based restricted stock unit awards; and the valuation allowance for deferred tax assets.

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
Certain prior period amounts have been reclassified to conform to current period presentation. The Company made changes to the classification of revenue in the disaggregated revenue table, including (i) the combination of direct bill revenue and agency bill revenue lines into one commission revenue line and (ii) the reclassification of certain revenue streams between profit-sharing revenue, consulting and service fee revenue, policy fee and installment fee revenue, and other income. Prior period amounts in the disaggregated revenue table in Note 3 have been reclassified to conform to current period presentation. In addition, amounts due from related parties and the change therein has been combined with prepaid expenses and other current assets within the condensed consolidated balance sheets and the condensed consolidated statements of cash flows.
Recently Adopted Accounting Standards
In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08, Business Combinations (Topic 805)—Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”) to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to (i) the recognition of an acquired contract liability and (ii) payment terms and their effect on subsequent revenue recognized by the acquirer. ASU 2021-08 requires that, at the acquisition date, an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”) as if it had originated the contracts, while also taking into account how the acquiree applied Topic 606. The Company adopted ASU 2021-08 effective January 1, 2023. The adoption did not have any impact on our consolidated financial statements.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (“Topic 848”)—Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which established optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform to provide temporary relief during the transition period of Topic 848 and ease the potential burden of accounting for, or recognizing the effects of, reference rate reform on financial reporting. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 to defer the sunset date of Topic 848 from December 31, 2022 to December 31, 2024 as a result of the extension of the intended cessation of USD LIBOR to June 30, 2023. The Company has adopted the optional expedient within ASU 2020-04 to account for modifications of contracts within the scope of ASC Topic 470, Debt, including Amendment No. 6 to the JPM Credit Agreement dated June 27, 2023 discussed in Note 7. The adoption did not have any impact on our consolidated financial statements.
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
The Company determined that it is the primary beneficiary of its VIEs, which include Laureate Insurance Partners, LLC, BKS Smith, LLC, BKS MS, LLC and BKS Partners Galati Marine Solutions, LLC. The Company has consolidated its VIEs into the accompanying condensed consolidated financial statements.
Total revenues and expenses of the Company’s consolidated VIEs included in the condensed consolidated statements of comprehensive income (loss) were $0.6 million and $0.3 million, respectively, for the three months ended June 30, 2023 and $0.4 million and $0.3 million, respectively, for the three months ended June 30, 2022. Total revenues and expenses of the Company’s consolidated VIEs included in the condensed consolidated statements of comprehensive income (loss) were $1.0 million and $0.5 million, respectively, for the six months ended June 30, 2023 and $0.8 million and $0.5 million, respectively, for the six months ended June 30, 2022.

Total assets and liabilities of the Company's consolidated VIEs included on the condensed consolidated balance sheets were $0.8 million and $0.3 million, respectively, at June 30, 2023 and $0.4 million and $0.1 million, respectively, at December 31, 2022. The assets of the consolidated VIEs can only be used to settle the obligations of the consolidated VIEs and the creditors of the liabilities of the consolidated VIEs do not have recourse to the Company.
3. Revenue
The following table provides disaggregated commissions and fees revenue by major source:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Commission revenue(1)	$229,851	$182,549	$500,712	$387,386
Profit-sharing revenue(2)	26,756	19,366	49,918	34,378
Consulting and service fee revenue(3)	19,704	13,131	36,212	28,333
Policy fee and installment fee revenue(4)	17,004	13,617	32,836	19,467
Other income(5)	3,876	3,797	7,959	5,744
Total commissions and fees	$297,191	$232,460	$627,637	$475,308
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
(3)    Service fee revenue is earned for providing insurance placement services to Clients for a negotiated fee and consulting revenue is earned by providing specialty insurance consulting.
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
(5)    Other income includes other ancillary income, premium financing income and investment income, as well as marketing income that is based on agreed-upon cost reimbursement for fulfilling specific targeted Medicare marketing campaigns.
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

(in thousands)	June 30, 2023	December 31, 2022
Contract assets	$316,625	$278,023
Contract liabilities	27,015	30,981
During the six months ended June 30, 2023, the Company recognized revenue of $29.2 million related to the contract liabilities balance at December 31, 2022.
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Balance at beginning of period	$23,444	$14,039	$21,669	$11,336
Costs capitalized	3,132	3,238	6,504	6,868
Amortization	(1,736)	(1,079)	(3,333)	(2,006)
Balance at end of period	$24,840	$16,198	$24,840	$16,198
6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

(in thousands)	June 30, 2023	December 31, 2022
Accrued compensation and benefits	$37,489	$44,903
Contract liabilities	27,015	30,981
Current portion of operating lease liabilities	15,119	14,043
Accrued expenses	11,070	13,101
Current portion of long-term debt	8,509	8,509
Deferred consideration payments	3,772	6,840
Other	7,132	7,366
Accrued expenses and other current liabilities	$110,106	$125,743
7. Long-Term Debt
The JPM Credit Agreement provides for senior secured credit facilities in an aggregate principal amount of $1.45 billion, which consist of (i) a term loan facility in the principal amount of $850.0 million maturing in October 2027 (the “Term Loan B”) and (ii) a revolving credit facility with commitments in an aggregate principal amount of $600.0 million maturing in April 2027 (the “Revolving Facility”).

Through June 30, 2023, the Term Loan B bore interest at LIBOR plus 350 bps, subject to a LIBOR floor of 50 bps. At June 30, 2023, the outstanding borrowings on the Term Loan B of $833.9 million had an applicable interest rate of 8.65%. The outstanding borrowings on the Term Loan B are presented net of unamortized debt discount and issuance costs of $17.7 million on the condensed consolidated balance sheet at June 30, 2023. Borrowings under the Revolving Facility accrue interest at SOFR plus 210 bps to SOFR plus 310 bps based on total net leverage ratio. The outstanding borrowings on the Revolving Facility of $470.0 million had an applicable interest rate of 8.21% at June 30, 2023. The Revolving Facility is also subject to a commitment fee of 0.40% on the unused capacity at June 30, 2023.
On June 27, 2023, the Company entered into Amendment No. 6 to the JPM Credit Agreement, under which, effective July 1, 2023, the interest rate on the Term Loan B changed to term SOFR plus a credit spread adjustment between 11 bps and 43 bps based on the term SOFR rate plus an applicable margin of 350 bps, subject to a term SOFR floor of 50 bps. The other terms of the Term Loan B and the terms of the Revolving Facility remained unchanged.
The JPM Credit Agreement requires the Company to meet certain financial covenants and comply with customary affirmative and negative covenants as listed in the underlying agreement. The Company was in compliance with these covenants at June 30, 2023.
Interest Rate Caps
The Company uses interest rate caps to mitigate its exposure to interest rate risk on its debt by limiting the impact of interest rate changes on cash flows. The interest rate caps limit the variability of the applicable base rate to the amount of the cap. The interest rate caps, which are included as a component of other assets on the condensed consolidated balance sheets, are recorded at an aggregate fair value of $10.5 million and $15.2 million at June 30, 2023 and December 31, 2022, respectively. The Company recognized a gain on interest rate caps of $1.7 million and $0.3 million for the three and six months ended June 30, 2023, respectively, and $5.5 million and $21.3 million for the three and six months ended June 30, 2022, respectively. The gain or loss on interest rate caps is included as a component of other income, net in the condensed consolidated statements of comprehensive income (loss).
8. Related Party Transactions
Due to/from Related Parties
Amounts due from related parties of $0.1 million at December 31, 2022 represented a receivable due from a Partner for post-closing cash requirements in accordance with the related Partnership agreement. The receivable was settled in June 2023. Due from related parties is included as a component of prepaid expenses and other current assets on the condensed consolidated balance sheets.
Related party notes payable of $1.5 million at June 30, 2023 and December 31, 2022 relate to the settlement of contingent earnout consideration for certain of the Company’s Partners.
Commission Revenue
The Company serves as a broker for Holding Company of the Villages, Inc. (“The Villages”), a significant shareholder, and certain affiliated entities. Commission revenue recorded from transactions with The Villages and affiliated entities was $0.6 million for the three months ended June 30, 2022 and $1.5 million and $1.7 million for the six months ended June 30, 2023 and 2022, respectively.
The Company serves as a broker for certain entities in which a member of our board of directors has a material interest. Commission revenue recorded from transactions with these entities was $0.1 million for the three months ended June 30, 2022 and $0.1 million and $0.2 million for the six months ended June 30, 2023 and 2022, respectively.
Commissions and Consulting Expense
Two brothers of Lowry Baldwin, our Board Chair, received Risk Advisor commissions from the Company comprising approximately $0.1 million and $0.2 million during the three months ended June 30, 2023 and 2022, respectively, and $0.3 million during each of the six months ended June 30, 2023 and 2022.
The Company has a consulting agreement with Accenture, with which an independent member of our board of directors holds an executive leadership position. Consulting expense recorded as a result of this transaction was $0.4 million for the six months ended June 30, 2023.

Rent Expense
The Company has various agreements to lease office space from wholly-owned subsidiaries of The Villages. Total rent expense incurred with respect to The Villages and its wholly-owned subsidiaries was approximately $0.1 million for each of the three months ended June 30, 2023 and 2022 and $0.2 million for each of the six months ended June 30, 2023 and 2022. Total right-of-use assets and operating lease liabilities included on the Company's condensed consolidated balance sheets relating to these lease agreements were $1.5 million each at June 30, 2023 and $1.7 million each at December 31, 2022.
The Company has various agreements to lease office space from other related parties. Total rent expense incurred with respect to other related parties was $1.0 million and $0.9 million for the three months ended June 30, 2023 and 2022, respectively, and $1.9 million for each of the six months ended June 30, 2023 and 2022. Total right-of-use assets and operating lease liabilities included on the Company’s condensed consolidated balance sheets relating to these lease agreements were $14.5 million and $15.0 million, respectively, at June 30, 2023 and $15.0 million and $15.4 million, respectively, at December 31, 2022.
9. Share-Based Compensation
The Company has an Omnibus Incentive Plan (the “Omnibus Plan”) and a Partnership Inducement Award Plan (the “Inducement Plan” and collectively with the Omnibus Plan, the “Plans”) to motivate and reward Colleagues and certain other individuals to perform at the highest level and contribute significantly to the Company’s success, thereby furthering the best interests of BRP Group’s shareholders. The total number of shares of Class A common stock authorized for issuance under the Omnibus Plan and the Inducement Plan was 8,461,907 and 3,000,000, respectively, at June 30, 2023.
During the six months ended June 30, 2023, the Company made awards of restricted stock awards (“RSAs”), performance-based restricted stock unit awards (“PSUs”), and fully vested shares under the Plans to its non-employee directors, officers, Colleagues and consultants. Fully-vested shares issued to directors, officers and Colleagues during the six months ended June 30, 2023 were vested upon issuance and PSUs issued to officers vest in the quarter following the end of a performance period of 3 years, while RSAs issued to Colleagues, consultants and officers generally either cliff vest after 3 to 4 years or vest ratably over 3 to 5 years.
The following table summarizes the activity for non-vested awards granted by the Company under the Plans:

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at December 31, 2022	3,595,303	$28.26
Granted	1,496,465	30.26
Vested and settled	(941,719)	26.41
Forfeited	(112,664)	24.46
Outstanding at June 30, 2023	4,037,385	29.54
The total fair value of shares that vested and settled under the Plans was $24.9 million and $9.6 million for the six months ended June 30, 2023 and 2022, respectively.
Share-based compensation is recognized ratably over the vesting period of the respective awards and includes expense related to issuances under the Plans, MIU conversion LLC units and, prior to 2023, advisor incentive awards. Share-based compensation also includes the portion of annual bonuses that are payable in fully vested shares of Class A common stock. The Company recognizes share-based compensation expense for the Plans net of actual forfeitures. The Company recorded share-based compensation expense of $18.8 million and $10.1 million for the three months ended June 30, 2023 and 2022, respectively, and $32.0 million and $17.7 million for the six months ended June 30, 2023 and 2022, respectively. Share-based compensation expense is included in commissions, employee compensation and benefits expense in the condensed consolidated statements of comprehensive income (loss).
10. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) attributable to BRP Group by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings (loss) per share is computed giving effect to all potentially dilutive shares of common stock.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Basic earnings (loss) per share:
Net income (loss) attributable to BRP Group	$(23,897)	$8,642	$(38,029)	$31,511
Shares used for basic earnings (loss) per share:
Weighted-average shares of Class A common stock outstanding - basic	60,093	56,270	59,406	55,997
Basic earnings (loss) per share	$(0.40)	$0.15	$(0.64)	$0.56

Diluted earnings (loss) per share:
Net income (loss) attributable to BRP Group	$(23,897)	$8,642	$(38,029)	$31,511
Shares used for diluted earnings (loss) per share:
Weighted-average shares of Class A common stock outstanding - basic	60,093	56,270	59,406	55,997
Dilutive effect of unvested stock awards	—	3,589	—	3,357
Weighted-average shares of Class A common stock outstanding - diluted	60,093	59,859	59,406	59,354
Diluted earnings (loss) per share	$(0.40)	$0.14	$(0.64)	$0.53
Potentially dilutive securities consist of unvested stock awards, including RSAs and PSUs, in addition to shares of Class B common stock, which can be exchanged (together with a corresponding number of LLC Units) for shares of Class A common stock on a one-for-one basis. The following potentially dilutive securities were excluded from the Company's diluted weighted-average number of shares outstanding calculation for the periods presented as their inclusion would have been anti-dilutive.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Unvested RSAs and PSUs	4,037,385	—	4,037,385	—
Shares of Class B common stock	53,024,504	55,442,435	53,024,504	55,442,435
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

(in thousands)	June 30, 2023	December 31, 2022
Level 2
Interest rate caps	$10,539	$15,150
Level 2 Assets	$10,539	$15,150
Level 3
Contingent earnout liabilities	$294,312	$266,936
Level 3 Liabilities	$294,312	$266,936
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
Methodologies used for liabilities measured at fair value on a recurring basis within Level 3 of the fair value hierarchy at June 30, 2023 and December 31, 2022 are based on limited unobservable inputs. These methods may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.
The fair value of contingent earnout liabilities is based on sales projections for the acquired entities, which are reassessed each reporting period. Based on the Company’s ongoing assessment of the fair value of its contingent earnout liabilities, the Company recorded a net increase in the estimated fair value of such liabilities of $16.4 million and $41.2 million for the three and six months ended June 30, 2023, respectively. The Company has assessed the maximum estimated exposure to the contingent earnout liabilities to be $899.8 million at June 30, 2023.
The Company measures contingent earnout liabilities at fair value each reporting period using significant unobservable inputs classified within Level 3 of the fair value hierarchy. The Company uses a probability weighted value analysis as a valuation technique to convert future estimated cash flows to a single present value amount. The significant unobservable inputs used in the fair value measurements are sales projections over the earnout period, and the probability outcome percentages assigned to each scenario. Significant increases or decreases to either of these inputs would result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent earnout liabilities. Ultimately, the liability will be equivalent to the amount settled, and the difference between the fair value estimate and amount settled will be recorded in earnings for business combinations, or as a change in the cost of the assets acquired for asset acquisitions.
The fair value of the contingent earnout liabilities is based on Monte Carlo simulations that measure the present value of the expected future payments to be made to Partners in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, the Company estimates the Partner’s future performance using financial projections developed by management for the Partner and market participant assumptions that were derived for revenue growth, the number of rental units tracked or the insured value of sourced homeowners insurance. Revenue growth rates generally ranged from 10% to 35% at June 30, 2023 and from 8% to 35% at December 31, 2022. The Company estimates future payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. These payments are discounted to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of the Partner to achieve the targets. These discount rates generally ranged from 7.75% to 14.00% at June 30, 2023 and from 6.50% to 18.00% at December 31, 2022. Changes in financial projections, market participant assumptions for revenue growth, or the risk-adjusted discount rate, would result in a change in the fair value of contingent consideration.

The following table sets forth a summary of the changes in the fair value of the Company’s contingent earnout liabilities, which are measured at fair value on a recurring basis utilizing Level 3 assumptions in their valuation:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Balance at beginning of period	$286,157	$227,847	$266,936	$258,589
Change in fair value of contingent consideration	16,393	(26,872)	41,151	(32,504)
Fair value of contingent consideration issuances	—	13,398	—	13,398
Settlement of contingent consideration	(8,238)	(4,377)	(13,775)	(29,487)
Balance at end of period	$294,312	$209,996	$294,312	$209,996

Fair Value of Other Financial Instruments
The fair value of long-term debt and the revolving line of credit is based on an estimate using a discounted cash flow analysis and current borrowing rates for similar types of borrowing arrangements. The carrying amount and estimated fair value of long-term debt and the revolving line of credit were as follows:

	Fair Value Hierarchy	June 30, 2023		December 31, 2022
		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt(1)	Level 2	$833,860	$819,267	$838,114	$816,155
Revolving line of credit	Level 2	470,000	447,254	505,000	476,304
__________
(1)    The carrying amount of long-term debt reflects outstanding borrowings on the Term Loan B, which are presented net of unamortized debt discount and issuance costs of $17.7 million and $19.7 million at June 30, 2023 and December 31, 2022, respectively, on the condensed consolidated balance sheets.
12. Commitments and Contingencies
As of June 30, 2023, BRP has a remaining commitment to the University of South Florida (“USF”) to donate $4.7 million through October 2028. The gift will provide support for the School of Risk Management and Insurance in the USF Muma College of Business. It is currently anticipated that Lowry Baldwin, our Board Chair, will fund half of the amounts to be donated by BRP.
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

•The Underwriting, Capacity & Technology Solutions (“UCTS”) Operating Group consists of two distinct businesses. Our specialty wholesale broker business delivers specialty insurers, professionals, individuals and niche industry businesses expanded access to exclusive specialty markets, capabilities and programs requiring complex underwriting and placement. UCTS also houses our MGA of the Future platform, in which we manufacture proprietary, technology-enabled insurance products that are then distributed (in many instances via technology and/or API integrations) internally via our Risk Advisors across our other Operating Groups and externally via select distribution partners, with a focus on sheltered channels where our products deliver speed, ease of use and certainty of execution, an example of which is our national embedded renters insurance product sold at point of lease via integrations with property management software providers.
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
In all its Operating Groups, the Company generates commissions from insurance placement under both agency bill and direct bill arrangements, and profit-sharing income based on either the underlying book of business or performance, such as loss ratios. All Operating Groups also generate other ancillary income and premium financing income.
In the Insurance Advisory Solutions and UCTS Operating Groups, the Company generates fees from service fee and consulting arrangements. Service fee arrangements are in place with certain Clients for providing insurance placement services.
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
In addition, the Company generates investment income in the Insurance Advisory Solutions and UCTS Operating Groups and the Corporate and Other non-reportable segment.
The Company’s chief operating decision maker, the chief executive officer, uses net income (loss) and net income (loss) before interest, taxes, depreciation, amortization, and one-time transactional-related expenses or non-recurring items to manage resources and make decisions about the business.

Summarized financial information regarding the Company’s Operating Groups is shown in the following tables. The Corporate and Other non-reportable segment includes any expenses not allocated to the Operating Groups and corporate-related items, including interest expense. Intersegment revenue and expenses are eliminated through the Corporate and Other column. Service center expenses and other overhead are allocated to the Company’s Operating Groups based on either revenue or headcount as applicable to each expense.

	For the Three Months Ended June 30, 2023
(in thousands)	Insurance Advisory Solutions	Underwriting, Capacity & Technology Solutions	Mainstreet Insurance Solutions	Corporate and Other	Total
Commissions and fees(1)	$153,245	$106,309	$53,677	$(16,040)	$297,191
Net income (loss)	4,237	9,538	4,178	(61,616)	(43,663)

	For the Three Months Ended June 30, 2022
(in thousands)	Insurance Advisory Solutions	Underwriting, Capacity & Technology Solutions	Mainstreet Insurance Solutions	Corporate and Other	Total
Commissions and fees(2)	$131,532	$74,301	$36,025	$(9,398)	$232,460
Net income (loss)	33,459	11,008	5,645	(33,519)	16,593

	For the Six Months Ended June 30, 2023
(in thousands)	Insurance Advisory Solutions	Underwriting, Capacity & Technology Solutions	Mainstreet Insurance Solutions	Corporate and Other	Total
Commissions and fees(1)	$348,958	$196,378	$111,817	$(29,516)	$627,637
Net income (loss)	28,051	11,625	12,012	(121,205)	(69,517)

	For the Six Months Ended June 30, 2022
(in thousands)	Insurance Advisory Solutions	Underwriting, Capacity & Technology Solutions	Mainstreet Insurance Solutions	Corporate and Other	Total
Commissions and fees(2)	$302,935	$123,824	$58,983	$(10,434)	$475,308
Net income (loss)	88,346	16,326	8,087	(51,327)	61,432
__________
(1)    During the three and six months ended June 30, 2023, the UCTS Operating Group recorded intercompany commissions and fees from activity with the Mainstreet Insurance Solutions Operating Group and itself of $16.5 million and $29.1 million, respectively, and the Mainstreet Insurance Solutions Operating Group recorded intercompany commissions and fees from activity with all Operating Groups of $0.2 million and $1.1 million, respectively. These intercompany commissions and fees are eliminated through Corporate and Other.
(2)    During the three and six months ended June 30, 2022, the Insurance Advisory Solutions Operating Group recorded intercompany commissions and fees from activity with the UCTS Operating Group of $0.4 million and $0.6 million, respectively; the UCTS Operating Group recorded intercompany commissions and fees from activity with the Mainstreet Insurance Solutions Operating Group and itself of $8.6 million and $8.8 million, respectively; and the Mainstreet Insurance Solutions Operating Group recorded intercompany commissions and fees from activity with all Operating Groups of $0.4 million and $1.0 million, respectively. These intercompany commissions and fees are eliminated through Corporate and Other.

(in thousands)	Insurance Advisory Solutions	Underwriting, Capacity & Technology Solutions	Mainstreet Insurance Solutions	Corporate and Other	Total
Total assets at June 30, 2023	$2,304,323	$613,406	$514,036	$33,366	$3,465,131
Total assets at December 31, 2022	2,240,483	616,117	530,504	75,078	3,462,182

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 28, 2023 and in our Current Report on Form 8-K (relating to the Company’s reclassification of historical segment information) filed with the SEC on May 9, 2023. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A. Risk Factors and Note Regarding Forward-Looking Statements included elsewhere in this Quarterly Report on Form 10-Q and under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
We represent over 1.3 million Clients across the United States and internationally. Our more than 3,900 Colleagues include approximately 700 Risk Advisors, who are fiercely independent, relentlessly competitive and “insurance geeks.” We have approximately 125 offices in 25 states, all of which are equipped to provide diversified products and services to empower our Clients at every stage through our three Operating Groups.
•Insurance Advisory Solutions provides expertly-designed commercial risk management, employee benefits solutions and private risk management for mid-to-large-size businesses and high net worth individuals, as well as their families.
•Underwriting, Capacity & Technology Solutions (“UCTS”) consists of two distinct businesses—our specialty wholesale broker business and our MGA of the Future platform. Our specialty wholesale broker business delivers specialty insurers, professionals, individuals and niche industry businesses expanded access to exclusive specialty markets, capabilities and programs requiring complex underwriting and placement. Through our MGA of the Future platform (representing approximately 90% of UCTS' revenue during the first six months of 2023), we manufacture proprietary, technology-enabled insurance products that are then distributed (in many instances via technology and/or API integrations) internally via our Risk Advisors across our other Operating Groups and externally via select distribution partners, with a focus on sheltered channels where our products deliver speed, ease of use and certainty of execution, an example of which is our national embedded renters insurance product sold at point of lease via integrations with property management software providers.
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
PARTNERSHIPS
We utilize Partnerships to complement and expand our business. We source Partnerships through proprietary deal flow, competitive auctions and cultivated industry relationships. We are currently considering Partnership opportunities in all of our Operating Groups, including businesses to complement or expand our MGA of the Future.
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
We completed two Partnerships for an aggregate purchase price of $396.4 million during the six months ended June 30, 2022. We did not complete any Partnerships during the six months ended June 30, 2023.
RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements for the three and six months ended June 30, 2023 and the related notes and other financial information included elsewhere in this report.
In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022.

The following is a discussion of our consolidated results of operations for the three and six months ended June 30, 2023 and 2022.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2023	2022	Variance	2023	2022	Variance
Revenues:
Commissions and fees	$297,191	$232,460	$64,731	$627,637	$475,308	$152,329

Operating expenses:
Commissions, employee compensation and benefits	225,236	172,848	52,388	456,190	326,598	129,592
Other operating expenses	47,485	40,770	6,715	94,089	77,212	16,877
Amortization expense	23,159	19,170	3,989	46,322	36,732	9,590
Change in fair value of contingent consideration	16,393	(26,872)	43,265	41,151	(32,504)	73,655
Depreciation expense	1,449	1,105	344	2,797	2,093	704
Total operating expenses	313,722	207,021	106,701	640,549	410,131	230,418

Operating income (loss)	(16,531)	25,439	(41,970)	(12,912)	65,177	(78,089)

Other income (expense):
Interest expense, net	(29,136)	(14,632)	(14,504)	(57,020)	(24,982)	(32,038)
Other income, net	2,669	5,786	(3,117)	1,158	21,237	(20,079)
Total other expense	(26,467)	(8,846)	(17,621)	(55,862)	(3,745)	(52,117)

Income (loss) before income taxes	(42,998)	16,593	(59,591)	(68,774)	61,432	(130,206)
Income tax expense	665	—	665	743	—	743
Net income (loss)	(43,663)	16,593	(60,256)	(69,517)	61,432	(130,949)
Less: net income (loss) attributable to noncontrolling interests	(19,766)	7,951	(27,717)	(31,488)	29,921	(61,409)
Net income (loss) attributable to BRP Group	$(23,897)	$8,642	$(32,539)	$(38,029)	$31,511	$(69,540)
Commissions and Fees
We earn commissions and fees by facilitating the arrangement between Insurance Company Partners and individuals or businesses for the carrier to provide insurance to the insured party. Our commissions are usually a percentage of the premium paid by the insured and generally depends on the type of insurance, the particular Insurance Company Partner and the nature of the services provided. Under certain arrangements with Clients, we earn pre-negotiated service fees for insurance placement services. Additionally, we earn policy fees for acting in the capacity of an MGA and fulfilling certain administrative functions on behalf of Insurance Company Partners. We may also receive profit-sharing commissions, or straight overrides, which represent forms of variable consideration from Insurance Company Partners associated with the placement of coverage based primarily on underwriting results, but may also contain considerations for volume, growth or retention.
Commissions and fees increased $64.7 million and $152.3 million for the three and six months ended June 30, 2023 as compared to the same periods of 2022, respectively. The increase for the periods relates to organic growth and amounts attributable to Partners acquired during 2022 prior to their having reached the twelve-month owned mark (such amounts, the “Partnership Contribution”). Organic growth accounted for $50.4 million and $106.2 million of the increase to commissions and fees for the quarter and year-to-date periods, respectively, and the Partnership Contribution accounted for $12.8 million and $43.7 million of the increase for the quarter and year-to-date periods, respectively.

Major Sources of Commissions and Fees
The following table sets forth our commissions and fees by major source for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2023	2022	Variance	2023	2022	Variance
Commission revenue	$229,851	$182,549	$47,302	$500,712	$387,386	$113,326
Profit-sharing revenue	26,756	19,366	7,390	49,918	34,378	15,540
Consulting and service fee revenue	19,704	13,131	6,573	36,212	28,333	7,879
Policy fee and installment fee revenue	17,004	13,617	3,387	32,836	19,467	13,369
Other income	3,876	3,797	79	7,959	5,744	2,215
Total commissions and fees	$297,191	$232,460	$64,731	$627,637	$475,308	$152,329
Commission revenue represents commissions earned by providing insurance placement services to Clients. Commission revenue increased $47.3 million and $113.3 million for the three and six months ended June 30, 2023 as compared to the same periods of 2022, respectively. Organic growth accounted for $36.8 million and $73.3 million of the increase to commission revenue for the quarter and year-to-date periods, respectively, and the Partnership Contribution accounted for $10.5 million and $40.0 million of the increase for the quarter and year-to-date periods, respectively.
Profit-sharing revenue represents bonus-type revenue that is earned by us as a sales incentive provided by certain Insurance Company Partners. Profit-sharing revenue increased $7.4 million and $15.5 million for the three and six months ended June 30, 2023 as compared to the same periods of 2022, respectively, primarily due to organic growth.
Consulting and service fee revenue represents negotiated fees earned for providing insurance placement services to Clients and specialty insurance consulting revenue. Consulting and service fee revenue increased $6.6 million and $7.9 million for the three and six months ended June 30, 2023 as compared to the same periods of 2022, respectively, primarily due to organic growth.
Policy fee and installment fee revenue represents revenue earned by our UCTS Operating Group for acting in the capacity of an MGA and providing payment processing and services and other administrative functions on behalf of Insurance Company Partners. Policy fee and installment fee revenue increased $3.4 million and $13.4 million for the three and six months ended June 30, 2023 as compared to the same periods of 2022, respectively, due to organic growth.
Other income consists of other ancillary income, premium financing income and investment income, as well as marketing income that is based on agreed-upon cost reimbursement for fulfilling specific targeted Medicare marketing campaigns. Other income increased $2.2 million for the six months ended June 30, 2023 as compared to the same period of 2022 primarily due to investment income, which is excluded from the organic growth calculation.
Commissions, Employee Compensation and Benefits
Commissions, employee compensation and benefits is our largest expense. It consists of (i) base compensation comprising salary, bonuses and benefits paid and payable to Colleagues, commissions paid to Colleagues and outside commissions paid to others; and (ii) equity-based compensation associated with the grants of restricted and unrestricted stock awards to senior management, Colleagues, Risk Advisors and directors. We expect to continue to experience a general rise in commissions, employee compensation and benefits expense commensurate with expected growth in our revenue and headcount. We operate in competitive markets for human capital and need to maintain competitive compensation levels as we expand geographically and create new products and services. In addition, our compensation arrangements with our Colleagues and Risk Advisors contain significant bonus or commission components driven by the results of our operations.
Commissions, employee compensation and benefits expenses increased $52.4 million and $129.6 million for the three and six months ended June 30, 2023 as compared to the same periods of 2022, respectively. The Partnership Contribution accounted for $7.1 million and $24.3 million of the increase to commissions, employee compensation and benefits for the quarter and year-to-date periods, respectively. Share-based compensation expense increased $8.6 million and $14.4 million for the quarter and year-to-date periods, respectively, as a result of equity grants awarded to all newly hired Colleagues, grants to reward Colleagues, including members of senior management, and an increase in the portion of annual bonuses that are expected to be paid via fully vested shares of common stock. Commissions, employee compensation and benefits expenses have also increased as a result of investing in our future as we continue to launch new products in our MGA of the Future product suite and expand the distribution footprint of our national mortgage and real estate channel. In addition, higher commissions expense is directly correlated to organic growth and higher employee compensation costs are also attributable to the inflationary environment.

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
Other operating expenses increased $6.7 million for the three months ended June 30, 2023 as compared to the same period of 2022 driven by increases in Partnership integration costs and investment in technology to support our growth of $4.7 million, professional fees of $3.0 million, lead generation fees relating to the expansion of our national mortgage and real estate channel of $1.5 million, and travel and entertainment costs relating to Partnership integration of $0.9 million. These increases were partially offset by lower costs for repairs and maintenance and licenses and taxes of $1.3 million each and consulting fees of $0.8 million.
Other operating expenses increased $16.9 million for the six months ended June 30, 2023 as compared to the same period of 2022 driven by increases in Partnership integration costs and investment in technology to support our growth of $13.4 million, lead generation fees relating to the expansion of our national mortgage and real estate channel of $4.0 million, travel and entertainment costs relating to Partnership integration of $3.5 million and rent expense of $1.2 million. These increases were partially offset by lower costs for repairs and maintenance of $2.2 million, licenses and taxes of $2.0 million, and professional fees and consulting fees of $1.2 million each.
Amortization Expense
Amortization expense increased $4.0 million and $9.6 million for the three and six months ended June 30, 2023 as compared to the same periods of 2022, respectively, driven by amortization of intangible assets recorded in connection with our 2022 Partnerships.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration was a $16.4 million loss for the three months ended June 30, 2023 as compared to a $26.9 million gain for the same period of 2022. Change in fair value of contingent consideration was a $41.2 million loss for the six months ended June 30, 2023 as compared to a $32.5 million gain for the same period of 2022. The fair value loss related to contingent consideration for 2023 was impacted by changes in growth trends of certain partners and approaching the measurement date for many of the contingent earnout obligations, which resulted in an overall higher contingent earnout liability value.
Interest Expense, Net
Interest expense, net increased $14.5 million and $32.0 million for the three and six months ended June 30, 2023 as compared to the same periods of 2022, respectively, resulting primarily from the high interest rate environment and, to a lesser extent, higher average borrowings outstanding on our Revolving Facility. We expect interest expense to continue to increase during 2023 as a result of continuing interest rate hikes from the Federal Reserve, which directly affect our variable rate debt.
Refer to Item 3. Quantitative and Qualitative Disclosures About Market Risk for further discussion of the impact of rising interest rates on our results of operations, financial condition and cash flows.
Other Income, Net
Other income, net decreased $3.1 million and $20.1 million for the three and six months ended June 30, 2023 as compared to the same periods of 2022, respectively, primarily as a result of fair value gains of $5.5 million and $21.3 million recorded for our interest rate caps during the quarter and year-to-date periods of 2022, respectively, in connection with rising interest rates and market estimates for future rate increases. Comparatively, we recognized gains for our interest rate caps of $1.7 million and $0.3 million during the quarter and year-to-date periods of 2023, respectively, which included realized gains partially offset by unrealized losses. During the quarter and year-to-date periods of 2023, we recognized realized gains related to settlements received of $2.7 million and $4.9 million, respectively, which were offset in part by unrealized fair value losses relating to a decrease in the interest rate curve of $0.9 million and $4.6 million, respectively.

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

Adjusted Diluted EPS measures our per share earnings excluding certain expenses as discussed above and assuming all shares of Class B common stock were exchanged for Class A common stock. Adjusted Diluted EPS is calculated as Adjusted Net Income divided by adjusted diluted weighted-average shares outstanding. We believe Adjusted Diluted EPS is useful to investors because it enables them to better evaluate per share operating performance across reporting periods.
Adjusted EBITDA and Adjusted EBITDA Margin
The following table reconciles Adjusted EBITDA and Adjusted EBITDA Margin to net income (loss), which we consider to be the most directly comparable GAAP financial measure:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except percentages)	2023	2022	2023	2022
Commissions and fees	$297,191	$232,460	$627,637	$475,308

Net income (loss)	$(43,663)	$16,593	$(69,517)	$61,432
Adjustments to net income (loss):
Interest expense, net	29,136	14,632	57,020	24,982
Amortization expense	23,159	19,170	46,322	36,732
Change in fair value of contingent consideration	16,393	(26,872)	41,151	(32,504)
Share-based compensation	18,758	10,113	32,039	17,677
Transaction-related Partnership and integration expenses	8,801	9,208	14,233	17,424
Depreciation expense	1,449	1,105	2,797	2,093
Severance	2,331	653	2,498	875
Income tax provision	665	—	743	—
Gain on interest rate caps	(1,736)	(5,459)	(329)	(21,269)
Other(1)	6,288	3,341	13,630	7,974
Adjusted EBITDA	$61,581	$42,484	$140,587	$115,416
Adjusted EBITDA Margin	21%	18%	22%	24%
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
Organic Revenue and Organic Revenue Growth
The following table reconciles Organic Revenue and Organic Revenue Growth to commissions and fees, which we consider to be the most directly comparable GAAP financial measure:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except percentages)	2023	2022	2023	2022
Commissions and fees	$297,191	$232,460	$627,637	$475,308
Partnership commissions and fees(1)	(12,840)	(84,186)	(43,711)	(148,963)
Investment income	(1,640)	—	(2,563)	—
Organic Revenue	$282,711	$148,274	$581,363	$326,345
Organic Revenue Growth(2)	$50,440	$28,630	$106,244	$53,811
Organic Revenue Growth %(2)	22%	24%	22%	20%
__________
(1)    Includes the first twelve months of such commissions and fees generated from newly acquired Partners.
(2)    Organic Revenue for the three and six months ended June 30, 2022 used to calculate Organic Revenue Growth for the three and six months ended June 30, 2023 was $232.3 million and $475.1 million, respectively, which is adjusted to reflect revenues from Partnerships that reached the twelve-month owned mark during the three and six months ended June 30, 2023.

Adjusted Net Income and Adjusted Diluted EPS
The following table reconciles Adjusted Net Income to net income (loss) attributable to BRP Group and reconciles Adjusted Diluted EPS to diluted earnings (loss) per share, which we consider to be the most directly comparable GAAP financial measures:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Net income (loss) attributable to BRP Group	$(23,897)	$8,642	$(38,029)	$31,511
Net income (loss) attributable to noncontrolling interests	(19,766)	7,951	(31,488)	29,921
Amortization expense	23,159	19,170	46,322	36,732
Change in fair value of contingent consideration	16,393	(26,872)	41,151	(32,504)
Share-based compensation	18,758	10,113	32,039	17,677
Transaction-related Partnership and integration expenses	8,801	9,208	14,233	17,424
(Gain) loss on interest rate caps, net of cash settlements	929	(5,459)	4,611	(21,269)
Depreciation	1,449	1,105	2,797	2,093
Severance	2,331	653	2,498	875
Amortization of deferred financing costs	1,094	1,188	2,333	2,474
Other(1)	6,288	3,341	13,630	7,974
Adjusted pre-tax income	35,539	29,040	90,097	92,908
Adjusted income taxes(2)	3,519	2,875	8,920	9,198
Adjusted Net Income	$32,020	$26,165	$81,177	$83,710

Weighted-average shares of Class A common stock outstanding - diluted	60,093	59,859	59,406	59,354
Dilutive effect of unvested stock awards	4,119	—	3,925	—
Exchange of Class B common stock(3)	53,159	55,864	53,624	56,065
Adjusted diluted weighted-average shares outstanding	117,371	115,723	116,955	115,419

Adjusted Diluted EPS	$0.27	$0.23	$0.69	$0.73

Diluted earnings (loss) per share	$(0.40)	$0.14	$(0.64)	$0.53
Effect of exchange of Class B common stock and net income (loss) attributable to noncontrolling interests per share	0.03	—	0.05	—
Other adjustments to earnings (loss) per share	0.67	0.11	1.36	0.28
Adjusted income taxes per share	(0.03)	(0.02)	(0.08)	(0.08)
Adjusted Diluted EPS	$0.27	$0.23	$0.69	$0.73
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

OPERATING GROUP RESULTS
Commissions and Fees
In all our Operating Groups, we generate commissions from insurance placement under both agency bill and direct bill arrangements, and profit-sharing income based on either the underlying book of business or performance, such as loss ratios. All Operating Groups also generate other ancillary income and premium financing income.
In the Insurance Advisory Solutions and UCTS Operating Groups, we generate fees from service fee and consulting arrangements. Service fee arrangements are in place with certain Clients for providing insurance placement services.
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
In addition, we generate investment income in the Insurance Advisory Solutions and UCTS Operating Groups and the Corporate and Other non-reportable segment.
The following table sets forth our commissions and fees by Operating Group and for Corporate and Other by amount and as a percentage of our commissions and fees:

Commissions and Fees by Operating Group (in thousands, except percentages)
	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2023		2022		Variance		2023		2022		Variance
Operating Group	Amount	Percent of Business	Amount	Percent of Business	Amount	%	Amount	Percent of Business	Amount	Percent of Business	Amount	%
Insurance Advisory Solutions	$153,245	51%	$131,532	57%	$21,713	17%	$348,958	56%	$302,935	64%	$46,023	15%
Underwriting, Capacity & Technology Solutions	106,309	36%	74,301	32%	32,008	43%	196,378	31%	123,824	26%	72,554	59%
Mainstreet Insurance Solutions	53,677	18%	36,025	15%	17,652	49%	111,817	18%	58,983	12%	52,834	90%
Corporate and Other	(16,040)	(5)%	(9,398)	(4)%	(6,642)	71%	(29,516)	(5)%	(10,434)	(2)%	(19,082)	183%
	$297,191		$232,460		$64,731		$627,637		$475,308		$152,329
Commissions and fees for our Insurance Advisory Solutions Operating Group increased $21.7 million and $46.0 million for the three and six months ended June 30, 2023 as compared to the same periods of 2022, respectively, primarily as a result of organic growth related to base commissions and fees.
Commissions and fees for our UCTS Operating Group increased $32.0 million for the second quarter of 2023 as compared to the same period of 2022 primarily as a result of organic growth of $23.4 million and higher intercompany revenue of $7.9 million. Organic growth included $18.0 million attributable to our renter’s and homeowner’s insurance products, of which $9.2 million is related to the QBE Program Administrator Agreement, and $5.4 million related to contingent and other revenue. The QBE Program Administrator Agreement was entered into in connection with the Westwood Partnership with an affiliate of QBE Holdings, Inc. (“QBE”), the prior owner of Westwood. Under the QBE Program Administrator Agreement, our MGA of the Future business assumed operations of QBE’s builder-sourced homeowners book, including all MGA functions associated with the book of business.
Commissions and fees for our UCTS Operating Group increased $72.6 million for the first half of 2023 as compared to the same period of 2022 primarily as a result of organic growth of $50.8 million and higher intercompany revenue of $20.4 million. Organic growth included $42.1 million attributable to our renter’s and homeowner’s insurance products, of which $17.5 million is related to the QBE Program Administrator Agreement, and $8.7 million related to contingent and other revenue.

Commissions and fees for our Mainstreet Insurance Solutions Operating Group increased $17.7 million and $52.8 million for the three and six months ended June 30, 2023 as compared to the same periods of 2022, respectively, as a result of the Partnership Contribution of $10.9 million and $41.2 million and organic growth related primarily to core commissions and fees of $7.0 million and $11.5 million for the respective periods.
The amount reported for Corporate and Other primarily relates to the elimination of intercompany revenue. During the three and six months ended June 30, 2023, the UCTS Operating Group recorded intercompany commissions and fees from activity with the Mainstreet Insurance Solutions Operating Group and itself of $16.5 million and $29.1 million, respectively, and the Mainstreet Insurance Solutions Operating Group recorded intercompany commissions and fees from activity with all Operating Groups of $0.2 million and $1.1 million, respectively. These amounts were eliminated through Corporate and Other.
The substantial increase in intercompany commissions and fees for the first half of 2023 is related to the QBE Program Administrator Agreement, which was effective May 1, 2022. A portion of the revenue recognized by the UCTS Operating Group related to this agreement is passed through to the Mainstreet Insurance Solutions Operating Group for serving as the retail agent. We expect that revenue relating to this agreement will continue to grow as we serve as the MGA on more intersegment revenue such as homeowners insurance sold through the Mainstreet Insurance Solutions Operating Group.
Commissions, Employee Compensation and Benefits
The following table sets forth our commissions, employee compensation and benefits by Operating Group and for Corporate and Other by amount and as a percentage of our commissions, employee compensation and benefits:

Commissions, Employee Compensation and Benefits by Operating Group (in thousands, except percentages)
	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2023		2022		Variance		2023		2022		Variance
Operating Group	Amount	Percent of Expense	Amount	Percent of Expense	Amount	%	Amount	Percent of Expense	Amount	Percent of Expense	Amount	%
Insurance Advisory Solutions	$104,636	46%	$92,398	53%	$12,238	13%	$224,438	49%	$187,188	57%	$37,250	20%
Underwriting, Capacity & Technology Solutions	78,023	35%	52,861	31%	25,162	48%	145,618	32%	87,537	27%	58,081	66%
Mainstreet Insurance Solutions	36,494	16%	21,981	13%	14,513	66%	71,721	16%	36,854	11%	34,867	95%
Corporate and Other	6,083	3%	5,608	3%	475	8%	14,413	3%	15,019	5%	(606)	(4)%
	$225,236		$172,848		$52,388		$456,190		$326,598		$129,592
Commissions, employee compensation and benefits expenses increased across all Operating Groups for each of the three and six months ended June 30, 2023 as compared to the same periods of 2022. The Partnership Contribution accounted for $6.9 million and $23.8 million of the increase to commissions, employee compensation and benefits expenses in the Mainstreet Insurance Solutions Operating Group for the quarter and year-to-date periods, respectively. Commissions, employee compensation and benefits expenses have also increased as a result of investing in our future as we continue to launch new products in our MGA of the Future product suite and expand the distribution footprint of our national mortgage and real estate channel. In addition, higher commissions expense is directly correlated to organic growth and higher employee compensation costs are also attributable to the inflationary environment.
Commissions, employee compensation and benefits expenses for Corporate and Other were relatively flat for each of the three and six months ended June 30, 2023 as compared to the same periods of 2022. We had increases in the elimination of intercompany expense of $6.9 million and $19.8 million for the quarter and year-to-date periods, respectively, offset in part by additional share-based compensation expense of $6.7 million and $11.2 million for the quarter and year-to-date periods, respectively, and the aforementioned increases in compensation-related costs.
The substantial increase in intercompany commissions, employee compensation and benefits expense for the first half of 2023 is related to the QBE Program Administrator Agreement, which was effective May 1, 2022. We expect that commissions, employee compensation and benefits expense relating to this agreement will continue to grow as we serve as the MGA on more intersegment revenue such as homeowners insurance sold through the Mainstreet Insurance Solutions Operating Group.

Other Operating Expenses
The following table sets forth our other operating expenses by Operating Group and for Corporate and Other by amount and as a percentage of our other operating expenses:

Other Operating Expenses by Operating Group (in thousands, except percentages)
	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2023		2022		Variance		2023		2022		Variance
Operating Group	Amount	Percent of Expense	Amount	Percent of Expense	Amount	%	Amount	Percent of Expense	Amount	Percent of Expense	Amount	%
Insurance Advisory Solutions	$18,519	39%	$18,064	44%	$455	3%	$38,559	41%	$32,573	42%	$5,986	18%
Underwriting, Capacity & Technology Solutions	10,781	23%	7,773	19%	3,008	39%	21,612	23%	13,153	17%	8,459	64%
Mainstreet Insurance Solutions	7,304	15%	6,118	15%	1,186	19%	15,474	16%	10,266	14%	5,208	51%
Corporate and Other	10,881	23%	8,815	22%	2,066	23%	18,444	20%	21,220	27%	(2,776)	(13)%
	$47,485		$40,770		$6,715		$94,089		$77,212		$16,877
Other operating expenses for our Insurance Advisory Solutions Operating Group increased $0.5 million for the second quarter of 2023 as compared to the same period of 2022 driven by higher costs for Partnership integration and investment in technology to support our growth of $1.0 million and travel and entertainment costs relating to Partnership integration of $0.7 million. These increases were partially offset by lower costs for licenses and taxes of $0.4 million and professional fees, consulting fees, and software and internet expenses of $0.3 million each.
Other operating expenses for our Insurance Advisory Solutions Operating Group increased $6.0 million for the first half of 2023 as compared to the same period of 2022 driven by higher costs for Partnership integration and investment in technology to support our growth of $4.7 million, travel and entertainment costs relating to Partnership integration of $2.3 million and recruiting expense of $0.4 million. These increases were partially offset by lower costs for professional fees and software and internet expenses of $0.7 million each and advertising and marketing of $0.6 million.
Other operating expenses for our UCTS Operating Group increased $3.0 million for the second quarter of 2023 as compared to the same period of 2022 driven by higher costs for Partnership integration, primarily associated with the QBE Program Administrator Agreement, of $2.7 million, travel and entertainment costs relating to Partnership integration of $0.5 million and bank charges of $0.3 million. These increases were partially offset by lower costs for licenses and taxes of $0.4 million and recruiting expense of $0.3 million.
Other operating expenses for our UCTS Operating Group increased $8.5 million for the first half of 2023 as compared to the same period of 2022 driven by higher costs for Partnership integration, primarily associated with the QBE Program Administrator Agreement, of $7.4 million, travel and entertainment costs relating to Partnership integration of $0.9 million and bank charges and consulting fees of $0.5 million each. These increases were partially offset by lower costs for professional fees and licenses and taxes of $0.5 million each.
Other operating expenses for our Mainstreet Insurance Solutions Operating Group increased $1.2 million for the second quarter of 2023 as compared to the same period of 2022 driven by higher lead generation fees relating to the expansion of our national mortgage and real estate channel of $1.8 million, travel and entertainment costs relating to Partnership integration of $0.6 million and Partnership integration costs and investment in technology to support our growth of $0.6 million. These increases were partially offset by lower costs for professional fees of $0.6 million, recruiting expense of $0.4 million, consulting fees of $0.3 million, and repairs and maintenance, licenses and taxes and insurance expense of $0.2 million each.
Other operating expenses for our Mainstreet Insurance Solutions Operating Group increased $5.2 million for the first half of 2023 as compared to the same period of 2022 driven by higher lead generation fees relating to the expansion of our national mortgage and real estate channel of $4.7 million, Partnership integration costs and investment in technology to support our growth of $1.5 million, travel and entertainment relating to Partnership integration of $1.0 million and rent expense of $0.6 million. These increases were partially offset by lower costs for professional fees of $1.8 million, recruiting expense of $0.5 million and consulting fees and insurance expense of $0.2 million each.

Other operating expenses in Corporate and Other increased $2.1 million for the second quarter of 2023 as compared to the same period of 2022 due to higher costs for professional fees of $3.9 million and rent expense of $0.8 million. These increases were partially offset by lower costs for travel and entertainment and repairs and maintenance of $0.9 million each and consulting fees and insurance expense of $0.5 million each.
Other operating expenses in Corporate and Other decreased $2.8 million for the first six months of 2023 as compared to the same period of 2022 due to lower costs for licenses and taxes of $1.4 million, repairs and maintenance of $1.3 million, consulting fees of $1.1 million, recruiting expense of $0.7 million and travel and entertainment of $0.6 million. These decreases were partially offset by higher costs for professional fees of $1.7 million and rent expense of $0.6 million.
Amortization Expense
The following table sets forth our amortization by Operating Group and for Corporate and Other by amount and as a percentage of our amortization:

Amortization Expense by Operating Group (in thousands, except percentages)
	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2023		2022		Variance		2023		2022		Variance
Operating Group	Amount	Percent of Expense	Amount	Percent of Expense	Amount	%	Amount	Percent of Expense	Amount	Percent of Expense	Amount	%
Insurance Advisory Solutions	$12,885	55%	$12,536	65%	$349	3%	$25,787	55%	$25,084	68%	$703	3%
Underwriting, Capacity & Technology Solutions	4,542	20%	4,221	22%	321	8%	9,070	20%	8,414	23%	656	8%
Mainstreet Insurance Solutions	5,727	25%	2,411	13%	3,316	138%	11,459	25%	3,231	9%	8,228	n/m
Corporate and Other	5	—%	2	—%	3	150%	6	—%	3	—%	3	100%
	$23,159		$19,170		$3,989		$46,322		$36,732		$9,590
__________
n/m    not meaningful
Amortization expense increased in our Mainstreet Insurance Solutions Operating Group for each of the quarter and year-to-date periods of 2023 as compared to the same periods of 2022, primarily driven by the amortization of intangible assets recorded in connection with our Westwood Partnership. Amortization expense for the Insurance Advisory Solutions and UCTS Operating Groups was relatively flat.
Change in Fair Value of Contingent Consideration
The following table sets forth our change in fair value of contingent consideration by Operating Group by amount and as a percentage of our change in fair value of contingent consideration:

Change in Fair Value of Contingent Consideration by Operating Group (in thousands, except percentages)
	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2023		2022		Variance		2023		2022		Variance
Operating Group	Amount	Percent of Expense	Amount	Percent of Expense	Amount	%	Amount	Percent of Expense	Amount	Percent of Expense	Amount	%
Insurance Advisory Solutions	$12,509	76%	$(24,957)	93%	$37,466	150%	$31,304	76%	$(31,012)	95%	$62,316	n/m
Underwriting, Capacity & Technology Solutions	4,193	26%	(1,714)	6%	5,907	n/m	9,052	22%	(1,897)	6%	10,949	n/m
Mainstreet Insurance Solutions	(309)	(2)%	(201)	1%	(108)	54%	795	2%	405	(1)%	390	96%
	$16,393		$(26,872)		$43,265		$41,151		$(32,504)		$73,655
__________
n/m    not meaningful

We had fair value losses related to contingent consideration across the Insurance Advisory Solutions and UCTS Operating Groups for each of the quarter and year-to-date periods of 2023. These losses were impacted by changes in growth trends of certain partners and approaching the measurement date for many of the contingent earnout obligations, which resulted in an overall higher contingent earnout liability value.
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
At June 30, 2023, our cash and cash equivalents were $105.5 million, and we had $130.0 million of available borrowing capacity on the Revolving Facility under the JPM Credit Agreement. We believe that our cash and cash equivalents, cash flow from operations and available borrowings will be sufficient to fund our working capital and meet our commitments for the next twelve months and beyond.
In the near term, we intend to fund our earnout obligations with cash and cash equivalents, cash flow from operations and available borrowings. From time to time, we will consider raising additional debt or equity financing if and as necessary to support our growth, including in connection with the exploration of Partnership opportunities or to refinance existing obligations on an opportunistic basis.
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
Through June 30, 2023, the Term Loan B bore interest at LIBOR plus 350 bps, subject to a LIBOR floor of 50 bps. The applicable interest rate on the Term Loan B at June 30, 2023 was 8.65%. On June 27, 2023, we entered into Amendment No. 6 to the JPM Credit Agreement, under which, effective July 1, 2023, the interest rate on the Term Loan B changed to term SOFR plus a credit spread adjustment between 11 bps and 43 bps based on the term SOFR rate plus an applicable margin of 350 bps, subject to a term SOFR floor of 50 bps. The other terms of the Term Loan B and the terms of the Revolving Facility remained unchanged.
Borrowings under the Revolving Facility accrue interest at SOFR plus 210 bps to SOFR plus 310 bps based on total net leverage ratio. BRP will pay a letter of credit fee equal to the margin then in effect with respect to SOFR loans under the Revolving Facility multiplied by the daily amount available to be drawn under any letter of credit, a fronting fee and any customary documentary and processing charges for any letter of credit issued under the JPM Credit Agreement. The outstanding borrowings on the Revolving Facility of $470.0 million had an applicable interest rate of 8.21% at June 30, 2023. The Revolving Facility is also subject to a commitment fee of 0.40% on the unused capacity at June 30, 2023.

We have entered into interest rate cap agreements to limit the potential impact of interest rate changes on cash flows. The interest rate caps limit the variability of the base rate to the amount of the cap. The interest rate cap agreements in place at June 30, 2023 mitigate the interest rate volatility on $300.0 million of debt to a maximum base rate of 1.50% and mitigate the interest rate volatility on $1.2 billion of debt to a maximum base rate of 7.00%.
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
Contractual Obligations and Commitments
The following table represents our contractual obligations and commitments, aggregated by type, at June 30, 2023:

		Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$116,653	$19,830	$39,260	$33,766	$23,797
Debt obligations payable(2)	1,751,247	118,824	235,440	1,396,983	—
Undiscounted estimated contingent earnout obligation(3)	367,496	125,218	237,343	4,935	—
USF Grant	4,740	540	1,704	1,696	800
Total	$2,240,136	$264,412	$513,747	$1,437,380	$24,597
__________
(1)    Represents noncancelable operating leases for our facilities. Operating lease expense was $11.1 million and $9.3 million for the six months ended June 30, 2023 and 2022, respectively.
(2)    Represents scheduled debt obligations and estimated interest payments under the JPM Credit Agreement.
(3)    Represents the undiscounted estimated contingent earnout obligation at June 30, 2023.
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
Borrowings under our JPM Credit Agreement include $833.9 million under the Term Loan B and $470.0 million on the Revolving Facility. Interest payable on outstanding borrowings on the Term Loan B and Revolving Facility in the table above was calculated based on applicable interest rates at June 30, 2023 of 8.65% and 8.21%, respectively, through their respective expiration dates of October 2027 and April 2027.
Substantially all of our Partnerships and certain acquisitions of select books of business that do not constitute a complete business enterprise include contractual earnout provisions. We record an estimation of the fair value of the contingent earnout obligations at the Partnership date as a component of the consideration paid. Our contingent earnout obligations are measured at fair value each reporting period based on the present value of the expected future payments to be made to Partners in accordance with the provisions outlined in the respective purchase agreements. The recorded obligations are based on estimates of the Partners’ future performance using financial projections for the earnout period. The aggregate estimated contingent earnout liabilities included on our condensed consolidated balance sheet at June 30, 2023 was $294.3 million, of which $18.0 million must be settled in cash and the remaining $276.3 million can be settled in cash or stock at our option. The maximum future contingent payment obligation at June 30, 2023 was $899.8 million, of which $56.1 million must be settled in cash and the remaining $843.7 million can be settled in cash or stock at our option.
As of June 30, 2023, we have a remaining commitment to USF to donate $4.7 million through October 2028. The gift will provide support for the School of Risk Management and Insurance in the USF Muma College of Business. It is currently anticipated that Lowry Baldwin, our Board Chair, will fund half of this commitment.

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
During the six months ended June 30, 2023, we redeemed 1,480,414 LLC Units of BRP on a one-for-one basis for shares of Class A common stock and cancelled the corresponding shares of Class B common stock. We receive an increase in our share of the tax basis in the net assets of BRP due to the interests being redeemed. We have assessed the realizability of the net deferred tax assets and in that analysis have considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. We have recorded a full valuation allowance against the deferred tax assets at BRP Group as of June 30, 2023, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances.
SOURCES AND USES OF CASH
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated:

	For the Six Months Ended June 30,
(in thousands)	2023	2022	Variance
Net cash provided by (used in) operating activities	$35,428	$(4,641)	$40,069
Net cash used in investing activities	(10,594)	(389,895)	379,301
Net cash provided by (used in) financing activities	(42,409)	450,730	(493,139)
Net increase (decrease) in cash and cash equivalents and restricted cash	(17,575)	56,194	(73,769)
Cash and cash equivalents and restricted cash at beginning of period	230,471	227,737	2,734
Cash and cash equivalents and restricted cash at end of period	$212,896	$283,931	$(71,035)
Operating Activities
The primary sources and uses of cash for operating activities are net income (loss) adjusted for non-cash items and changes in assets and liabilities, or operating working capital, and payment of contingent earnout consideration. Net cash provided by operating activities increased $40.1 million year over year driven by an increase in cash relating to lower contingent earnout consideration payments in excess of the liability recognized at the acquisition date of $41.7 million.
Investing Activities
The primary sources and uses of cash for investing activities relate to cash consideration paid to fund Partnerships and other investments to grow our business. Net cash used in investing activities decreased $379.3 million year over year driven by a decrease in cash consideration paid for Partnership activity of $379.0 million as a result of an overall decrease in Partnership activity during 2023.
Financing Activities
The primary sources and uses of cash for financing activities relate to the issuance of our Class A common stock; debt servicing costs in connection with the JPM Credit Agreement, as well as purchases, sales and settlements of interest rate caps to mitigate interest rate volatility on that debt; payment of contingent earnout consideration; and other equity transactions. Net cash provided by financing activities decreased $493.1 million year over year to net cash used in financing activities of $42.4 million driven by a decrease in net proceeds from borrowings on our credit facilities of $525.0 million, offset in part by an increase in cash from fewer payments of contingent earnout consideration up to the amount of purchase price accrual of $35.5 million.

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
There have been no material changes in our critical accounting policies during the six months ended June 30, 2023 as compared to those disclosed in the Critical Accounting Policies and Estimates section under Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K filed with the SEC on February 28, 2023.
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
Our invested assets are held primarily as cash and cash equivalents and restricted cash. To a lesser extent, we may also utilize certificates of deposit, U.S. treasury securities and professionally managed short duration fixed income funds. These investments are subject to market risk. The fair values of our invested assets at June 30, 2023 and December 31, 2022 approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.
At June 30, 2023, we had $833.9 million and $470.0 million of borrowings outstanding under the Term Loan B and the Revolving Facility, respectively. These borrowings bear interest on a floating basis tied to either the prime rate or one of various other variable rates as defined in the JPM Credit Agreement. The variable rate in effect for the Term Loan B and the Revolving Facility is LIBOR and SOFR, respectively, at June 30, 2023. Effective July 1, 2023, the interest rate on the Term Loan B changed to term SOFR plus a credit spread adjustment between 11 bps and 43 bps based on the term SOFR rate plus an applicable margin of 350 bps, subject to a term SOFR floor of 50 bps.
We have entered into interest rate cap agreements to limit the potential impact of interest rate changes on cash flows. The interest rate caps limit the variability of the applicable base rate to the amount of the cap. The interest rate cap agreements in place at June 30, 2023 mitigate the interest rate volatility on $300.0 million of debt to a maximum base rate of 1.50% and mitigate the interest rate volatility on $1.2 billion of debt to a maximum base rate of 7.00%. Taking the interest rate cap agreements into consideration, an increase of 100 basis points on the variable interest rates in effect at June 30, 2023 would increase our annual interest expense for the JPM Credit Agreement by $10.0 million.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2023 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table provides information about our repurchase of shares of our Class A common stock during the three months ended June 30, 2023:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value that may yet be Purchased under the Plans or Programs
April 1, 2023 to April 30, 2023	132,081	$25.44	—	$—
May 1, 2023 to May 31, 2023	—	—	—	—
June 1, 2023 to June 30, 2023	4,243	20.63	—	—
Total	136,324	$25.29	—	$—
__________
(1)    We purchased 136,324 shares during the three months ended June 30, 2023, which were acquired from our employees to cover required tax withholding on the vesting of shares granted under our Omnibus Incentive Plan or Partnership Inducement Award Plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Insider Trading Arrangements and Policies
During the quarter ended June 30, 2023, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

3.4
First Amendment to Amended and Restated By-Laws of BRP Group, Inc. (incorporated herein by reference to Exhibit 3.4 of the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2023).

10.1	Consent and Defense Agreement (incorporated herein by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2023).
10.2*
Amendment No. 6 to Credit Agreement, dated as of June 27, 2023, by and among Baldwin Risk Partners, LLC, a Delaware limited liability company, JPMorgan Chase Bank, N.A., as the Administrative Agent, the Guarantors party thereto, the Lenders party thereto and the Issuing Lenders party thereto.

31.1*
Certification of the Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*
Certification of the Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

BRP GROUP, INC.

Date: August 9, 2023	By:	/s/ Trevor L. Baldwin
Trevor L. Baldwin
Chief Executive Officer

Date: August 9, 2023	By:	/s/ Bradford L. Hale
Bradford L. Hale
Chief Financial Officer