Form 10-Q
period 2023-09-30
BRP Group, Inc.
filed 2023-11-07
CIK 1781755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
As of November 1, 2023, there were 64,318,059 shares of Class A common stock outstanding and 52,430,994 shares of Class B common stock outstanding.

BRP GROUP, INC.

Note Regarding Forward-Looking Statements
We have made statements in this report, including matters discussed under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part II, Item 1. Legal Proceedings, Part II, Item 1A. Risk Factors and in other sections of this report, that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. You should specifically consider the numerous risks outlined under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 28, 2023.
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

Commonly Used Defined Terms
The following terms have the following meanings throughout this Quarterly Report on Form 10-Q unless the context indicates or requires otherwise:

Amended LLC Agreement	Third Amended and Restated Limited Liability Company Agreement of BRP, as amended
API	Application programming interface
book of business	Insurance policies bound by us on behalf of our Clients
bps	Basis points
BRP	Baldwin Risk Partners, LLC, a wholly-owned subsidiary of BRP Group
BRP Group	BRP Group, Inc.
Clients	Our insureds
Colleagues	Our employees
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	Accounting principles generally accepted in the United States of America
Insurance Company Partners	Insurance companies with which we have a contractual relationship
JPM Credit Agreement	Credit Agreement, dated as of October 14, 2020, between Baldwin Risk Partners, LLC, as borrower, JPMorgan Chase Bank, N.A., as the Administrative Agent, the Guarantors party thereto, the Lenders party thereto and the Issuing Lenders party thereto, as amended by the Amendment No. 1 to Credit Agreement dated as of May 7, 2021, Amendment No. 2 to Credit Agreement dated as of June 2, 2021, Amendment No. 3 to Credit Agreement dated as of August 6, 2021, Amendment No. 4 to Credit Agreement dated as of December 16, 2021, Amendment No. 5 to Credit Agreement dated as of March 28, 2022, Amendment No. 6 to Credit Agreement dated as of June 27, 2023 and Amendment No. 7 to Credit Agreement dated as of September 15, 2023
LIBOR	London Interbank Offered Rate
LLC Units	Membership interests of BRP
MGA	Managing General Agent
MIU conversion LLC Units	Non-voting units issued to certain senior management prior to October 2019, which were converted to restricted LLC Units (and corresponding shares of Class B common stock) with identical vesting conditions as the original issuances in connection with our initial public offering
Operating Groups	Our reportable segments
Partners	Companies that we have acquired, or in the case of asset acquisitions, the producers
Partnerships	Strategic acquisitions made by the Company
QBE	QBE Holdings, Inc., the prior owner of Westwood
Revolving Facility	Our revolving credit facility under the JPM Credit Agreement with commitments in an aggregate principal amount of $600.0 million, maturing April 1, 2027
Risk Advisors	Our producers
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
Tax Receivable Agreement	Tax Receivable Agreement between BRP Group, Inc. and the holders of LLC Units in Baldwin Risk Partners, LLC entered into on October 28, 2019
Term Loan B	Our term loan facility under the JPM Credit Agreement with a principal amount of $1.02 billion, maturing October 14, 2027
Westwood	Westwood Insurance Agency, a 2022 Partner

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRP GROUP, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share and per share data)	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$78,965	$118,090
Restricted cash	115,429	112,381
Premiums, commissions and fees receivable, net	595,359	531,992
Prepaid expenses and other current assets	12,370	9,936
Total current assets	802,123	772,399
Property and equipment, net	24,378	25,405
Right-of-use assets	88,586	96,465
Other assets	41,738	45,935
Intangible assets, net	1,044,824	1,099,918
Goodwill	1,421,849	1,422,060
Total assets	$3,423,498	$3,462,182
Liabilities, Mezzanine Equity and Stockholders’ Equity
Current liabilities:
Premiums payable to insurance companies	$502,081	$471,294
Producer commissions payable	65,855	53,927
Accrued expenses and other current liabilities	131,418	125,743
Related party notes payable	1,525	1,525
Current portion of contingent earnout liabilities	97,620	46,717
Total current liabilities	798,499	699,206
Revolving line of credit	324,000	505,000
Long-term debt, less current portion	969,711	809,862
Contingent earnout liabilities, less current portion	175,657	220,219
Operating lease liabilities, less current portion	81,510	87,692
Other liabilities	241	164
Total liabilities	2,349,618	2,322,143
Commitments and contingencies (Note 12)
Mezzanine equity:
Redeemable noncontrolling interest	333	487
Stockholders’ equity:
Class A common stock, par value $0.01 per share, 300,000,000 shares authorized; 64,229,313 and 61,447,368 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	642	614
Class B common stock, par value $0.0001 per share, 100,000,000 shares authorized; 52,486,094 and 54,504,918 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	5	5
Additional paid-in capital	742,553	704,291
Accumulated deficit	(152,422)	(96,764)
Stockholder notes receivable	—	(42)
Total stockholders’ equity attributable to BRP Group	590,778	608,104
Noncontrolling interest	482,769	531,448
Total stockholders’ equity	1,073,547	1,139,552
Total liabilities, mezzanine equity and stockholders’ equity	$3,423,498	$3,462,182
See accompanying Notes to Condensed Consolidated Financial Statements.

BRP GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except share and per share data)	2023	2022	2023	2022
Revenues:
Commissions and fees	$306,270	$259,368	$933,907	$734,676

Operating expenses:
Commissions, employee compensation and benefits	220,469	195,920	676,659	522,518
Other operating expenses	47,165	47,212	141,254	124,424
Amortization expense	23,183	23,180	69,505	59,912
Change in fair value of contingent consideration	13,914	21,695	55,065	(10,809)
Depreciation expense	1,453	1,216	4,250	3,309
Total operating expenses	306,184	289,223	946,733	699,354

Operating income (loss)	86	(29,855)	(12,826)	35,322

Other income (expense):
Interest expense, net	(30,580)	(20,766)	(87,600)	(45,748)
Other income (expense), net	(1,351)	3,914	(193)	25,151
Total other expense	(31,931)	(16,852)	(87,793)	(20,597)

Income (loss) before income taxes	(31,845)	(46,707)	(100,619)	14,725
Income tax expense	161	—	904	—
Net income (loss)	(32,006)	(46,707)	(101,523)	14,725
Less: net income (loss) attributable to noncontrolling interests	(14,377)	(21,914)	(45,865)	8,007
Net income (loss) attributable to BRP Group	$(17,629)	$(24,793)	$(55,658)	$6,718

Comprehensive income (loss)	$(32,006)	$(46,707)	$(101,523)	$14,725
Comprehensive income (loss) attributable to noncontrolling interests	(14,377)	(21,914)	(45,865)	8,007
Comprehensive income (loss) attributable to BRP Group	(17,629)	(24,793)	(55,658)	6,718

Basic earnings (loss) per share	$(0.29)	$(0.43)	$(0.93)	$0.12
Diluted earnings (loss) per share	$(0.29)	$(0.43)	$(0.93)	$0.11
Weighted-average shares of Class A common stock outstanding - basic	60,549,080	57,282,132	59,791,435	56,430,095
Weighted-average shares of Class A common stock outstanding - diluted	60,549,080	57,282,132	59,791,435	59,895,371

See accompanying Notes to Condensed Consolidated Financial Statements.

BRP GROUP, INC.
Condensed Consolidated Statements of Stockholders’ Equity and Mezzanine Equity
(Unaudited)

For the Three Months Ended September 30, 2023
	Stockholders’ Equity								Mezzanine Equity
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total	Redeemable Non-controlling Interest
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at June 30, 2023	63,696,680	$637	53,024,504	$5	$732,673	$(134,793)	$498,245	$1,096,767	$495
Net income (loss)	—	—	—	—	—	(17,629)	(14,459)	(32,088)	82
Share-based compensation, net of forfeitures	(5,777)	—	—	—	4,898	—	4,017	8,915	—
Redemption of Class B common stock	538,410	5	(538,410)	—	4,982	—	(4,987)	—	—
Tax distributions to BRP LLC members	—	—	—	—	—	—	(47)	(47)	—
Distributions to VIEs	—	—	—	—	—	—	—	—	(244)
Balance at September 30, 2023	64,229,313	$642	52,486,094	$5	$742,553	$(152,422)	$482,769	$1,073,547	$333

For the Nine Months Ended September 30, 2023
	Stockholders’ Equity									Mezzanine Equity
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholder Notes Receivable	Non-controlling Interest	Total	Redeemable Non-controlling Interest
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2022	61,447,368	$614	54,504,918	$5	$704,291	$(96,764)	$(42)	$531,448	$1,139,552	$487
Net income (loss)	—	—	—	—	—	(55,658)	—	(46,096)	(101,754)	231
Share-based compensation, net of forfeitures	763,121	8	—	—	19,517	—	—	16,590	36,115	—
Redemption of Class B common stock	2,018,824	20	(2,018,824)	—	18,745	—	—	(18,765)	—	—
Tax distributions to BRP LLC members	—	—	—	—	—	—	—	(408)	(408)	—
Repayment of stockholder notes receivable	—	—	—	—	—	—	42	—	42	—
Distributions to VIEs	—	—	—	—	—	—	—	—	—	(385)
Balance at September 30, 2023	64,229,313	$642	52,486,094	$5	$742,553	$(152,422)	$—	$482,769	$1,073,547	$333

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

See accompanying Notes to Condensed Consolidated Financial Statements.

BRP GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2023	2022
Cash flows from operating activities:
Net income (loss)	$(101,523)	$14,725
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	73,755	63,221
Change in fair value of contingent consideration	55,065	(10,809)
Share-based compensation expense	46,637	26,065
(Gain) loss on interest rate caps	489	(25,420)
Payment of contingent earnout consideration in excess of purchase price accrual	(22,639)	(48,943)
Amortization of deferred financing costs	3,577	3,894
Other loss	797	369
Changes in operating assets and liabilities:
Premiums, commissions and fees receivable, net	(63,367)	(97,126)
Prepaid expenses and other current assets	(6,294)	(11,087)
Right-of-use assets	7,671	(15,076)
Accounts payable, accrued expenses and other current liabilities	32,793	70,282
Operating lease liabilities	(4,162)	16,992
Other liabilities	—	(3,740)
Net cash provided by (used in) operating activities	22,799	(16,653)
Cash flows from investing activities:
Capital expenditures	(14,157)	(15,400)
Cash consideration paid for asset acquisitions	(2,118)	(3,356)
Investment in business ventures	(673)	(791)
Cash consideration paid for business combinations, net of cash received	—	(387,919)
Net cash used in investing activities	(16,948)	(407,466)
Cash flows from financing activities:
Payment of contingent earnout consideration up to amount of purchase price accrual	(26,808)	(47,218)
Proceeds from revolving line of credit	88,000	512,000
Payments on revolving line of credit	(269,000)	(20,000)
Proceeds from issuance of long-term debt	170,000	—
Payments on long-term debt	(6,815)	(6,382)
Payments of debt issuance costs	(4,447)	(1,751)
Proceeds from the sale and settlement of interest rate caps	7,893	19,587
Tax distributions to BRP LLC members	(408)	(9,393)
Proceeds from repayment of stockholder notes receivable	42	156
Distributions to VIEs	(385)	—
Net cash provided by (used in) financing activities	(41,928)	446,999
Net increase (decrease) in cash and cash equivalents and restricted cash	(36,077)	22,880
Cash and cash equivalents and restricted cash at beginning of period	230,471	227,737
Cash and cash equivalents and restricted cash at end of period	$194,394	$250,617

See accompanying Notes to Condensed Consolidated Financial Statements.

BRP GROUP, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2023	2022
Supplemental schedule of cash flow information:
Cash paid during the period for interest	$77,455	$41,225
Cash paid during the period for income taxes	1,208	1,056
Disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$4,391	$23,444
Contingent earnout liabilities recognized in business combinations and asset acquisitions	723	16,495
Capital expenditures incurred but not yet paid	699	1,198
Right-of-use assets increased through lease modifications and reassessments	697	4,732
Noncash debt issuance costs incurred	245	—
Increase (decrease) in goodwill resulting from measurement period adjustments for prior year business combinations	(211)	3,455
Equity issued in business combinations	—	4,819
Equity issued in satisfaction of a liability	—	711

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
As the sole manager of Baldwin Risk Partners, LLC (“BRP”), BRP Group operates and controls all the business and affairs of BRP, and has the sole voting interest in, and controls the management of, BRP. Accordingly, BRP Group consolidates BRP in its consolidated financial statements, resulting in a noncontrolling interest related to the membership interests of BRP (the “LLC Units”) held by BRP’s members in its consolidated financial statements.
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
Total revenues and expenses of the Company’s consolidated VIEs included in the condensed consolidated statements of comprehensive income (loss) were $0.4 million and $0.3 million, respectively, for the three months ended September 30, 2023 and $0.5 million and $0.2 million, respectively, for the three months ended September 30, 2022. Total revenues and expenses of the Company’s consolidated VIEs included in the condensed consolidated statements of comprehensive income (loss) were $1.4 million and $0.8 million, respectively, for the nine months ended September 30, 2023 and $1.3 million and $0.8 million, respectively, for the nine months ended September 30, 2022.

Total assets and liabilities of the Company's consolidated VIEs included on the condensed consolidated balance sheets were $0.8 million and $0.2 million, respectively, at September 30, 2023 and $0.4 million and $0.1 million, respectively, at December 31, 2022. The assets of the consolidated VIEs can only be used to settle the obligations of the consolidated VIEs and the creditors of the liabilities of the consolidated VIEs do not have recourse to the Company.
3. Revenue
The following table provides disaggregated commissions and fees revenue by major source:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Commission revenue(1)	$237,103	$204,264	$737,815	$591,650
Profit-sharing revenue(2)	25,959	15,044	75,877	49,422
Consulting and service fee revenue(3)	21,735	19,084	57,947	47,417
Policy fee and installment fee revenue(4)	17,071	18,367	49,907	37,834
Other income(5)	4,402	2,609	12,361	8,353
Total commissions and fees	$306,270	$259,368	$933,907	$734,676
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

(in thousands)	September 30, 2023	December 31, 2022
Contract assets	$327,999	$278,023
Contract liabilities	27,094	30,981
During the nine months ended September 30, 2023, the Company recognized revenue of $30.6 million related to the contract liabilities balance at December 31, 2022.
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Balance at beginning of period	$24,840	$16,198	$21,669	$11,336
Costs capitalized	2,666	3,641	9,170	10,509
Amortization	(1,847)	(1,206)	(5,180)	(3,212)
Balance at end of period	$25,659	$18,633	$25,659	$18,633
6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

(in thousands)	September 30, 2023	December 31, 2022
Accrued compensation and benefits	$48,782	$44,903
Contract liabilities	27,094	30,981
Current portion of operating lease liabilities	16,064	14,043
Accrued expenses	13,070	13,101
Current portion of long-term debt	10,243	8,509
Deferred consideration payments	3,471	6,840
Other	12,694	7,366
Accrued expenses and other current liabilities	$131,418	$125,743

7. Long-Term Debt
As of December 31, 2022, the JPM Credit Agreement, as amended, provided for senior secured credit facilities in an aggregate principal amount of $1.45 billion, which consisted of (i) a term loan facility in the principal amount of $850.0 million maturing in October 2027 (the “Term Loan B”) and (ii) a revolving credit facility with commitments in an aggregate principal amount of $600.0 million maturing in April 2027 (the “Revolving Facility”). The Term Loan B bore interest at LIBOR plus 350 bps, subject to a LIBOR floor of 50 bps. At December 31, 2022, the outstanding borrowings on the Term Loan B of $838.1 million, which are presented net of unamortized debt issuance costs of $19.7 million on the condensed consolidated balance sheet, had an applicable interest rate of 7.79%.
On June 27, 2023, the Company entered into Amendment No. 6 to the JPM Credit Agreement, under which, effective July 1, 2023, the interest rate on the Term Loan B changed to term SOFR plus a credit spread adjustment between 11 bps and 43 bps based on the term SOFR rate plus an applicable margin of 350 bps, subject to a term SOFR floor of 50 bps.
On September 15, 2023, the Company entered into Amendment No. 7 to the JPM Credit Agreement to provide for a new senior secured first lien incremental term loan facility in an aggregate principal amount of $170.0 million (the “Incremental Term Loan B”), which represents an increase in the aggregate principal amount of the Term Loan B from $850.0 million to $1.02 billion. The Company used a portion of the proceeds from the Incremental Term Loan B to partially repay outstanding amounts under the Revolving Facility. The Company incurred $4.7 million in debt issuance costs in connection with this amendment.
At September 30, 2023, the outstanding borrowings on the Term Loan B of $1.0 billion had an applicable interest rate of 8.94%. The outstanding borrowings on the Term Loan B are presented net of unamortized debt issuance costs of $21.3 million on the condensed consolidated balance sheet at September 30, 2023.
Future annual maturities of the Term Loan B are as follows as of September 30, 2023:

(in thousands)	Amount
Payments for the years ending December 31,
2023	$2,561
2024	10,243
2025	10,243
2026	10,243
2027	968,008
Total long-term debt	1,001,298
Less: unamortized debt issuance costs	(21,344)
Net long-term debt	$979,954
Borrowings under the Revolving Facility accrue interest at SOFR plus 210 bps to SOFR plus 310 bps based on total net leverage ratio. The outstanding borrowings on the Revolving Facility of $324.0 million at September 30, 2023 had an applicable interest rate of 8.42%. Comparatively, the outstanding borrowings on the Revolving Facility of $505.0 million at December 31, 2022 had an applicable interest rate of 7.41%. The Revolving Facility is also subject to a commitment fee of 0.40% on the unused capacity at September 30, 2023.
The JPM Credit Agreement requires the Company to meet certain financial covenants and comply with customary affirmative and negative covenants as listed in the underlying agreement. The Company was in compliance with these covenants at September 30, 2023.

Interest Rate Caps
The Company uses interest rate caps to mitigate its exposure to interest rate risk on its debt by limiting the impact of interest rate changes on cash flows. The interest rate caps limit the variability of the applicable base rate to the amount of the cap. The interest rate caps, which are included as a component of other assets on the condensed consolidated balance sheets, are recorded at an aggregate fair value of $6.8 million and $15.2 million at September 30, 2023 and December 31, 2022, respectively. The Company recognized a loss on interest rate caps of $0.8 million and $0.5 million for the three and nine months ended September 30, 2023, respectively, and a gain of $4.2 million and $25.4 million for the three and nine months ended September 30, 2022, respectively. The gain or loss on interest rate caps is included as a component of other income, net in the condensed consolidated statements of comprehensive income (loss).
8. Related Party Transactions
Due to/from Related Parties
Related party notes payable of $1.5 million at September 30, 2023 and December 31, 2022 relate to the settlement of contingent earnout consideration for certain of the Company’s Partners.
Commission Revenue
The Company serves as a broker for Holding Company of the Villages, Inc. (“The Villages”), a significant shareholder, and certain affiliated entities. Commission revenue recorded from transactions with The Villages and affiliated entities was $0.4 million and $0.3 million for the three months ended September 30, 2023 and 2022, respectively, and $2.0 million for each of the nine months ended September 30, 2023 and 2022.
The Company serves as a broker for certain entities in which a member of our board of directors has a material interest. Commission revenue recorded from transactions with these entities was less than $0.1 million and $0.1 million for the three months ended September 30, 2023 and 2022, respectively, and $0.2 million and $0.3 million for the nine months ended September 30, 2023 and 2022, respectively.
Commissions and Consulting Expense
Two brothers of Lowry Baldwin, our Board Chair, received Risk Advisor commissions from the Company comprising approximately $0.2 million during each of the three months ended September 30, 2023 and 2022 and $0.5 million during each of the nine months ended September 30, 2023 and 2022.
The Company has a consulting agreement with Accenture, with which an independent member of our board of directors holds an executive leadership position. Consulting expense recorded as a result of this transaction was $0.4 million for the nine months ended September 30, 2023 and $0.7 million for each of the three and nine months ended September 30, 2022.
Rent Expense
The Company has various agreements to lease office space from wholly-owned subsidiaries of The Villages. Total rent expense incurred with respect to The Villages and its wholly-owned subsidiaries was approximately $0.1 million for each of the three months ended September 30, 2023 and 2022, and $0.3 million for each of the nine months ended September 30, 2023 and 2022. Total right-of-use assets and operating lease liabilities included on the Company's condensed consolidated balance sheets relating to these lease agreements were $1.4 million and $1.5 million, respectively, at September 30, 2023 and $1.7 million each at December 31, 2022.
The Company has various agreements to lease office space from other related parties. Total rent expense incurred with respect to other related parties was $1.0 million and $0.9 million for the three months ended September 30, 2023 and 2022, respectively, and $2.9 million and $2.8 million for the nine months ended September 30, 2023 and 2022, respectively. Total right-of-use assets and operating lease liabilities included on the Company’s condensed consolidated balance sheets relating to these lease agreements were $13.8 million and $14.3 million, respectively, at September 30, 2023 and $15.0 million and $15.4 million, respectively, at December 31, 2022.

9. Share-Based Compensation
The Company has an Omnibus Incentive Plan (the “Omnibus Plan”) and a Partnership Inducement Award Plan (the “Inducement Plan” and collectively with the Omnibus Plan, the “Plans”) to motivate and reward Colleagues and certain other individuals to perform at the highest level and contribute significantly to the Company’s success, thereby furthering the best interests of BRP Group’s shareholders. The total number of shares of Class A common stock authorized for issuance under the Omnibus Plan and the Inducement Plan was 8,461,907 and 3,000,000, respectively, at September 30, 2023.
During the nine months ended September 30, 2023, the Company made awards of restricted stock awards (“RSAs”), performance-based restricted stock unit awards (“PSUs”), and fully vested shares under the Plans to its non-employee directors, officers, Colleagues and consultants. Fully-vested shares issued to directors, officers and Colleagues during the nine months ended September 30, 2023 were vested upon issuance and PSUs issued to officers vest in the quarter following the end of a performance period of 3 years, while RSAs issued to Colleagues, consultants and officers generally either cliff vest after 3 to 4 years or vest ratably over 3 to 5 years.
The following table summarizes the activity for non-vested awards granted by the Company under the Plans:

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at December 31, 2022	3,595,303	$28.26
Granted	1,585,820	29.95
Vested and settled	(1,145,017)	25.82
Forfeited	(156,054)	25.34
Outstanding at September 30, 2023	3,880,052	29.79
The total fair value of shares that vested and settled under the Plans was $29.6 million and $13.9 million for the nine months ended September 30, 2023 and 2022, respectively.
Share-based compensation is recognized ratably over the vesting period of the respective awards and includes expense related to issuances under the Plans, MIU conversion LLC units and, prior to 2023, advisor incentive awards. Share-based compensation also includes the portion of annual bonuses that are payable in fully vested shares of Class A common stock. The Company recognizes share-based compensation expense for the Plans net of actual forfeitures. The Company recorded share-based compensation expense of $14.6 million and $8.4 million for the three months ended September 30, 2023 and 2022, respectively, and $46.6 million and $26.1 million for the nine months ended September 30, 2023 and 2022, respectively. Share-based compensation expense is included in commissions, employee compensation and benefits expense in the condensed consolidated statements of comprehensive income (loss).
10. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) attributable to BRP Group by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings (loss) per share is computed giving effect to all potentially dilutive shares of common stock.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Basic earnings (loss) per share:
Net income (loss) attributable to BRP Group	$(17,629)	$(24,793)	$(55,658)	$6,718
Shares used for basic earnings (loss) per share:
Weighted-average shares of Class A common stock outstanding - basic	60,549	57,282	59,791	56,430
Basic earnings (loss) per share	$(0.29)	$(0.43)	$(0.93)	$0.12

Diluted earnings (loss) per share:
Net income (loss) attributable to BRP Group	$(17,629)	$(24,793)	$(55,658)	$6,718
Shares used for diluted earnings (loss) per share:
Weighted-average shares of Class A common stock outstanding - basic	60,549	57,282	59,791	56,430
Dilutive effect of unvested stock awards	—	—	—	3,465
Weighted-average shares of Class A common stock outstanding - diluted	60,549	57,282	59,791	59,895
Diluted earnings (loss) per share	$(0.29)	$(0.43)	$(0.93)	$0.11
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Unvested RSAs and PSUs	3,880,052	3,626,931	3,880,052	—
Shares of Class B common stock	52,486,094	54,611,484	52,486,094	54,611,484
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

(in thousands)	September 30, 2023	December 31, 2022
Level 2
Interest rate caps	$6,768	$15,150
Level 2 Assets	$6,768	$15,150
Level 3
Contingent earnout liabilities	$273,277	$266,936
Level 3 Liabilities	$273,277	$266,936
The fair value of interest rate caps is determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the caps are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.
Methodologies used for liabilities measured at fair value on a recurring basis within Level 3 of the fair value hierarchy at September 30, 2023 and December 31, 2022 are based on limited unobservable inputs. These methods may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.
The fair value of contingent earnout liabilities is based on sales projections for the acquired entities, which are reassessed each reporting period. Based on the Company’s ongoing assessment of the fair value of its contingent earnout liabilities, the Company recorded a net increase in the estimated fair value of such liabilities of $13.9 million and $55.1 million for the three and nine months ended September 30, 2023, respectively. The Company has assessed the maximum estimated exposure to the contingent earnout liabilities to be $847.1 million at September 30, 2023.
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
The fair value of the contingent earnout liabilities is based on Monte Carlo simulations that measure the present value of the expected future payments to be made to Partners in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, the Company estimates the Partner’s future performance using financial projections developed by management for the Partner and market participant assumptions that were derived for revenue growth, the number of rental units tracked or the insured value of sourced homeowners insurance. Revenue growth rates generally ranged from 9% to 35% at September 30, 2023 and from 8% to 35% at December 31, 2022. The Company estimates future payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. These payments are discounted to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of the Partner to achieve the targets. These discount rates generally ranged from 8.25% to 14.50% at September 30, 2023 and from 6.50% to 18.00% at December 31, 2022. Changes in financial projections, market participant assumptions for revenue growth, or the risk-adjusted discount rate, would result in a change in the fair value of contingent consideration.

The following table sets forth a summary of the changes in the fair value of the Company’s contingent earnout liabilities, which are measured at fair value on a recurring basis utilizing Level 3 assumptions in their valuation:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Balance at beginning of period	$294,312	$209,996	$266,936	$258,589
Change in fair value of contingent consideration	13,914	21,695	55,065	(10,809)
Fair value of contingent consideration issuances	723	3,097	723	16,495
Settlement of contingent consideration(1)	(35,672)	(5,174)	(49,447)	(34,661)
Balance at end of period	$273,277	$229,614	$273,277	$229,614
__________
(1)    During 2021, the Company settled $61.5 million of its contingent earnout liabilities through the issuance of related party notes payable, which was subsequently paid in April 2022 and included as payments of contingent earnout consideration in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022. This amount has been excluded from the settlement of contingent consideration in the table above for the nine months ended September 30, 2022.
Fair Value of Other Financial Instruments
The fair value of long-term debt and the revolving line of credit is based on an estimate using a discounted cash flow analysis and current borrowing rates for similar types of borrowing arrangements. The carrying amount and estimated fair value of long-term debt and the revolving line of credit were as follows:

	Fair Value Hierarchy	September 30, 2023		December 31, 2022
(in thousands)		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt(1)	Level 2	$1,001,298	$991,286	$838,114	$816,155
Revolving line of credit	Level 2	324,000	314,966	505,000	476,304
__________
(1)    The carrying amount of long-term debt reflects outstanding borrowings on the Term Loan B, which are presented net of unamortized debt issuance costs of $21.3 million and $19.7 million at September 30, 2023 and December 31, 2022, respectively, on the condensed consolidated balance sheets.
12. Commitments and Contingencies
As of September 30, 2023, BRP has a remaining commitment to the University of South Florida (“USF”) to donate $4.7 million through October 2028. The gift will provide support for the School of Risk Management and Insurance in the USF Muma College of Business. It is currently anticipated that Lowry Baldwin, our Board Chair, will fund half of the amounts to be donated by BRP.
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
In the UCTS Operating Group, the Company generates fees from policy fee and installment fee arrangements. Policy fee revenue is earned for acting in the capacity of an MGA and providing payment processing services and other administrative functions on behalf of Insurance Company Partners.
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

	For the Three Months Ended September 30, 2023
(in thousands)	Insurance Advisory Solutions	Underwriting, Capacity & Technology Solutions	Mainstreet Insurance Solutions	Corporate and Other	Total
Commissions and fees(1)	$144,409	$118,413	$62,297	$(18,849)	$306,270
Net income (loss)	3,756	11,205	10,763	(57,730)	(32,006)

	For the Three Months Ended September 30, 2022
(in thousands)	Insurance Advisory Solutions	Underwriting, Capacity & Technology Solutions	Mainstreet Insurance Solutions	Corporate and Other	Total
Commissions and fees(2)	$130,216	$97,929	$47,784	$(16,561)	$259,368
Net income (loss)	(25,050)	14,734	6,781	(43,172)	(46,707)

	For the Nine Months Ended September 30, 2023
(in thousands)	Insurance Advisory Solutions	Underwriting, Capacity & Technology Solutions	Mainstreet Insurance Solutions	Corporate and Other	Total
Commissions and fees(1)	$493,367	$314,791	$174,114	$(48,365)	$933,907
Net income (loss)	31,807	22,830	22,775	(178,935)	(101,523)

	For the Nine Months Ended September 30, 2022
(in thousands)	Insurance Advisory Solutions	Underwriting, Capacity & Technology Solutions	Mainstreet Insurance Solutions	Corporate and Other	Total
Commissions and fees(2)	$433,151	$221,753	$106,767	$(26,995)	$734,676
Net income (loss)	63,296	31,060	14,868	(94,499)	14,725
__________
(1)    During the three and nine months ended September 30, 2023, the UCTS Operating Group recorded intercompany commissions and fees from activity with the Mainstreet Insurance Solutions Operating Group and itself of $18.6 million and $47.7 million, respectively, and the Mainstreet Insurance Solutions Operating Group recorded intercompany commissions and fees from activity with all Operating Groups of $0.3 million and $1.4 million, respectively. These intercompany commissions and fees are eliminated through Corporate and Other.
(2)    During the three and nine months ended September 30, 2022, the Insurance Advisory Solutions Operating Group recorded intercompany commissions and fees from activity with the UCTS Operating Group of $0.4 million and $1.1 million, respectively; the UCTS Operating Group recorded intercompany commissions and fees from activity with the Mainstreet Insurance Solutions Operating Group and itself of $15.8 million and $24.5 million, respectively; and the Mainstreet Insurance Solutions Operating Group recorded intercompany commissions and fees from activity with all Operating Groups of $0.4 million and $1.4 million, respectively. These intercompany commissions and fees are eliminated through Corporate and Other.

(in thousands)	Insurance Advisory Solutions	Underwriting, Capacity & Technology Solutions	Mainstreet Insurance Solutions	Corporate and Other	Total
Total assets at September 30, 2023	$2,234,244	$628,549	$517,088	$43,617	$3,423,498
Total assets at December 31, 2022	2,240,483	616,117	530,504	75,078	3,462,182
14. Subsequent Events
On November 7, 2023, the Company announced its mutual agreement with Kris Wiebeck and John Valentine for each to retire from their respective positions as Chief Strategy Officer and Chief Partnership Officer effective at the end of the Company’s 2023 fiscal year. The Company expects to incur one-time costs of approximately $8.0 million during the fourth quarter of 2023, $5.1 million of which represents severance compensation and $2.9 million of which represents early payment of the 2023 bonus otherwise payable to the retiring executives under the Company’s 2023 annual incentive plan in respect of 2023 performance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 28, 2023 and in our Current Report on Form 8-K (relating to the Company’s reclassification of historical segment information) filed with the SEC on May 9, 2023. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
We represent over two million Clients across the United States and internationally. Our more than 3,900 Colleagues include approximately 700 Risk Advisors, who are fiercely independent, relentlessly competitive and “insurance geeks.” We have approximately 125 offices in 25 states, all of which are equipped to provide diversified products and services to empower our Clients at every stage through our three Operating Groups.
•Insurance Advisory Solutions provides expertly-designed commercial risk management, employee benefits solutions and private risk management for mid-to-large-size businesses and high net worth individuals, as well as their families.
•Underwriting, Capacity & Technology Solutions (“UCTS”) consists of two distinct businesses—our specialty wholesale broker business and our MGA of the Future platform. Our specialty wholesale broker business delivers specialty insurers, professionals, individuals and niche industry businesses expanded access to exclusive specialty markets, capabilities and programs requiring complex underwriting and placement. Through our MGA of the Future platform (representing approximately 90% of UCTS' revenue during the first nine months of 2023), we manufacture proprietary, technology-enabled insurance products that are then distributed (in many instances via technology and/or API integrations) internally via our Risk Advisors across our other Operating Groups and externally via select distribution partners, with a focus on sheltered channels where our products deliver speed, ease of use and certainty of execution, an example of which is our national embedded renters insurance product sold at point of lease via integrations with property management software providers.
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
We completed three Partnerships for an aggregate purchase price of $415.4 million during the nine months ended September 30, 2022. We did not complete any Partnerships during the nine months ended September 30, 2023.
RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements for the three and nine months ended September 30, 2023 and the related notes and other financial information included elsewhere in this report.
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

The following is a discussion of our consolidated results of operations for the three and nine months ended September 30, 2023 and 2022.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2023	2022	Variance	2023	2022	Variance
Revenues:
Commissions and fees	$306,270	$259,368	$46,902	$933,907	$734,676	$199,231

Operating expenses:
Commissions, employee compensation and benefits	220,469	195,920	24,549	676,659	522,518	154,141
Other operating expenses	47,165	47,212	(47)	141,254	124,424	16,830
Amortization expense	23,183	23,180	3	69,505	59,912	9,593
Change in fair value of contingent consideration	13,914	21,695	(7,781)	55,065	(10,809)	65,874
Depreciation expense	1,453	1,216	237	4,250	3,309	941
Total operating expenses	306,184	289,223	16,961	946,733	699,354	247,379

Operating income (loss)	86	(29,855)	29,941	(12,826)	35,322	(48,148)

Other income (expense):
Interest expense, net	(30,580)	(20,766)	(9,814)	(87,600)	(45,748)	(41,852)
Other income (expense), net	(1,351)	3,914	(5,265)	(193)	25,151	(25,344)
Total other expense	(31,931)	(16,852)	(15,079)	(87,793)	(20,597)	(67,196)

Income (loss) before income taxes	(31,845)	(46,707)	14,862	(100,619)	14,725	(115,344)
Income tax expense	161	—	161	904	—	904
Net income (loss)	(32,006)	(46,707)	14,701	(101,523)	14,725	(116,248)
Less: net income (loss) attributable to noncontrolling interests	(14,377)	(21,914)	7,537	(45,865)	8,007	(53,872)
Net income (loss) attributable to BRP Group	$(17,629)	$(24,793)	$7,164	$(55,658)	$6,718	$(62,376)
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
Commissions and fees increased $46.9 million for the third quarter of 2023 as compared to the same period of 2022 primarily due to organic growth. Commissions and fees increased $199.2 million for the first nine months of 2023 as compared to the same period of 2022 due to organic growth of $150.5 million, and amounts attributable to Partners acquired during 2022 prior to their having reached the twelve-month owned mark (such amounts, the “Partnership Contribution”) of $44.7 million.

Major Sources of Commissions and Fees
The following table sets forth our commissions and fees by major source for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2023	2022	Variance	2023	2022	Variance
Commission revenue	$237,103	$204,264	$32,839	$737,815	$591,650	$146,165
Profit-sharing revenue	25,959	15,044	10,915	75,877	49,422	26,455
Consulting and service fee revenue	21,735	19,084	2,651	57,947	47,417	10,530
Policy fee and installment fee revenue	17,071	18,367	(1,296)	49,907	37,834	12,073
Other income	4,402	2,609	1,793	12,361	8,353	4,008
Total commissions and fees	$306,270	$259,368	$46,902	$933,907	$734,676	$199,231
Commission revenue represents commissions earned by providing insurance placement services to Clients. Commission revenue increased $32.8 million for the third quarter of 2023 as compared to the same period of 2022 primarily due to organic growth. Commission revenue increased $146.2 million for the first nine months of 2023 as compared to the same period of 2022 due to organic growth of $105.4 million and the Partnership Contribution of $40.7 million.
Profit-sharing revenue represents bonus-type revenue that is earned by us as a sales incentive provided by certain Insurance Company Partners. Profit-sharing revenue increased $10.9 million and $26.5 million for the three and nine months ended September 30, 2023 as compared to the same periods of 2022, respectively, primarily due to organic growth.
Consulting and service fee revenue represents negotiated fees earned for providing insurance placement services to Clients and specialty insurance consulting revenue. Consulting and service fee revenue increased $2.7 million and $10.5 million for the three and nine months ended September 30, 2023 as compared to the same periods of 2022, respectively, primarily due to organic growth.
Policy fee and installment fee revenue represents revenue earned by our UCTS Operating Group for acting in the capacity of an MGA and providing payment processing services and other administrative functions on behalf of Insurance Company Partners. Policy fee and installment fee revenue decreased $1.3 million for the third quarter of 2023 as compared to the same period of 2022 due to Clients from QBE’s builder-sourced homeowners book transitioning from the QBE Program Administrator Agreement and onto our agency management system.
Policy fee and installment fee revenue increased $12.1 million for the first nine months of 2023 as compared to the same period of 2022 due to organic growth.
Other income consists of other ancillary income, premium financing income and investment income, as well as marketing income that is based on agreed-upon cost reimbursement for fulfilling specific targeted Medicare marketing campaigns. Other income increased $1.8 million and $4.0 million for the three and nine months ended September 30, 2023 as compared to the same periods of 2022, respectively, primarily due to investment income, which is excluded from the organic growth calculation.
Commissions, Employee Compensation and Benefits
Commissions, employee compensation and benefits is our largest expense. It consists of (i) base compensation comprising salary, bonuses and benefits paid and payable to Colleagues, commissions paid to Colleagues and outside commissions paid to others; and (ii) equity-based compensation associated with the grants of restricted and unrestricted stock awards to senior management, Colleagues, Risk Advisors and directors. We expect to continue to experience a general rise in commissions, employee compensation and benefits expense commensurate with expected revenue growth as our compensation arrangements with our Colleagues and Risk Advisors contain significant bonus or commission components driven by the results of our operations. In addition, we operate in competitive markets for human capital and need to maintain competitive compensation levels as we expand geographically and create new products and services.

Commissions, employee compensation and benefits expenses increased $24.5 million and $154.1 million for the three and nine months ended September 30, 2023 as compared to the same periods of 2022, respectively, in part from the correlation of compensation to our revenue growth, as well as the inflationary environment. The Partnership Contribution accounted for $0.7 million and $25.1 million of the increase to commissions, employee compensation and benefits for the quarter and year-to-date periods, respectively. Share-based compensation expense increased $6.2 million and $20.6 million for the quarter and year-to-date periods, respectively, as a result of equity grants awarded to all newly hired Colleagues, grants to reward Colleagues, including members of senior management, and an increase in the portion of annual bonuses that are expected to be paid via fully vested shares of common stock. Commissions, employee compensation and benefits expenses have also increased as a result of investing in our future as we continue to launch new products in our MGA of the Future product suite and expand the distribution footprint of our national mortgage and real estate channel. We successfully launched two new MGA of the Future products in the third quarter of 2023, including a High Net Worth homeowners product targeted at homes with replacement values up to $10.0 million, and a habitational-focused Commercial Property product.
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
Other operating expenses was relatively flat for the three months ended September 30, 2023 as compared to the same period of 2022. During the third quarter of 2023, we had higher costs for investment in technology to support our growth of $3.3 million, lead generation fees relating to the expansion of our national mortgage and real estate channel of $1.2 million and payment processing fees for our MGA business of $0.4 million. These increases were offset by lower costs for travel and entertainment of $1.6 million, advertising and marketing of $1.3 million, repairs and maintenance of $1.1 million and professional fees of $0.8 million.
Other operating expenses increased $16.8 million for the nine months ended September 30, 2023 as compared to the same period of 2022, driven by higher costs for investment in technology to support our growth of $16.7 million, lead generation fees relating to the expansion of our national mortgage and real estate channel of $5.0 million, travel and entertainment of $1.9 million and rent expense of $1.5 million. These increases were partially offset by lower costs for repairs and maintenance of $3.2 million, licenses and taxes of $2.2 million, professional fees of $2.1 million and recruiting expense of $1.8 million.
Amortization Expense
Amortization expense was relatively flat for the three months ended September 30, 2023 as compared to the same period of 2022. Amortization expense increased $9.6 million for the nine months ended September 30, 2023 as compared to the same period of 2022, driven by amortization of intangible assets recorded in connection with our 2022 Partnerships.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration was a $13.9 million loss for the three months ended September 30, 2023 as compared to a $21.7 million loss for the same period of 2022. Change in fair value of contingent consideration was a $55.1 million loss for the nine months ended September 30, 2023 as compared to a $10.8 million gain for the same period of 2022. The fair value losses related to contingent consideration for 2023 were impacted by changes in growth trends of certain partners and approaching the measurement date for many of the contingent earnout obligations, which resulted in an overall higher contingent earnout liability value.
Interest Expense, Net
Interest expense, net increased $9.8 million for the three months ended September 30, 2023 as compared to the same period of 2022 due to the higher interest rate environment. Interest expense, net increased $41.9 million for the nine months ended September 30, 2023 as compared to the same period of 2022, resulting primarily from the higher interest rate environment and, to a lesser extent, higher average borrowings outstanding on our Revolving Facility. We expect interest expense to increase during the remainder of 2023 and into 2024 as interest rates are expected to remain high in the near-term.
Refer to Item 3. Quantitative and Qualitative Disclosures About Market Risk for further discussion of the impact of rising interest rates on our results of operations, financial condition and cash flows.

Other Income, Net
Other income, net decreased $5.3 million for the three months ended September 30, 2023 as compared to the same period of 2022. We recognized a loss on our interest rate caps of $0.8 million during the third quarter of 2023, which included an unrealized fair value loss of $3.8 million, offset in part by a realized gain related to settlements received of $3.0 million. The unrealized fair value loss for the third quarter of 2023 primarily relates to one of our interest rate caps approaching maturity. The value of our $300.0 million notional, 1.50% interest rate cap will continue to decline through maturity in March 2024. Comparatively, we recognized a gain on interest rate caps of $4.2 million during the third quarter of 2022 in connection with rising interest rates and market estimates for future rate increases.
Other income, net decreased $25.3 million for the nine months ended September 30, 2023 as compared to the same period of 2022. We recognized a loss on our interest rate caps of $0.5 million year to date for 2023, which included an unrealized fair value loss of $8.4 million, offset in part by a realized gain related to settlements received of $7.9 million. The unrealized fair value loss year to date for 2023 relates to changes in the interest rate curve and one of our interest rate caps approaching maturity. Comparatively, we recognized a gain on interest rate caps of $25.4 million year to date for 2022 in connection with rising interest rates and market estimates for future rate increases.
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
Adjusted Diluted EPS measures our per share earnings excluding certain expenses as discussed above and assuming all shares of Class B common stock were exchanged for Class A common stock on a one-for-one basis. Adjusted Diluted EPS is calculated as Adjusted Net Income divided by adjusted diluted weighted-average shares outstanding. We believe Adjusted Diluted EPS is useful to investors because it enables them to better evaluate per share operating performance across reporting periods.
Adjusted EBITDA and Adjusted EBITDA Margin
The following table reconciles Adjusted EBITDA and Adjusted EBITDA Margin to net income (loss), which we consider to be the most directly comparable GAAP financial measure:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except percentages)	2023	2022	2023	2022
Commissions and fees	$306,270	$259,368	$933,907	$734,676

Net income (loss)	$(32,006)	$(46,707)	$(101,523)	$14,725
Adjustments to net income (loss):
Interest expense, net	30,580	20,766	87,600	45,748
Amortization expense	23,183	23,180	69,505	59,912
Change in fair value of contingent consideration	13,914	21,695	55,065	(10,809)
Share-based compensation	14,598	8,388	46,637	26,065
Transaction-related Partnership and integration expenses	3,774	12,128	18,007	29,552
Depreciation expense	1,453	1,216	4,250	3,309
Severance	875	260	3,373	1,135
Income tax provision	161	—	904	—
(Gain) loss on interest rate caps	818	(4,151)	489	(25,420)
Other(1)	6,659	5,109	20,289	13,083
Adjusted EBITDA	$64,009	$41,884	$204,596	$157,300
Adjusted EBITDA Margin	21%	16%	22%	21%
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

Organic Revenue and Organic Revenue Growth
The following table reconciles Organic Revenue and Organic Revenue Growth to commissions and fees, which we consider to be the most directly comparable GAAP financial measure:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except percentages)	2023	2022	2023	2022
Commissions and fees	$306,270	$259,368	$933,907	$734,676
Partnership commissions and fees(1)	(985)	(85,638)	(44,696)	(234,601)
Investment income	(2,038)	—	(4,601)	—
Organic Revenue	$303,247	$173,730	$884,610	$500,075
Organic Revenue Growth(2)	$47,523	$38,014	$150,471	$91,825
Organic Revenue Growth %(2)	19%	28%	20%	22%
__________
(1)    Includes the first twelve months of such commissions and fees generated from newly acquired Partners.
(2)    Organic Revenue for the three and nine months ended September 30, 2022 used to calculate Organic Revenue Growth for the three and nine months ended September 30, 2023 was $255.7 million and $734.1 million, respectively, which is adjusted to reflect revenues from Partnerships that reached the twelve-month owned mark during the three and nine months ended September 30, 2023.

Adjusted Net Income and Adjusted Diluted EPS
The following table reconciles Adjusted Net Income to net income (loss) attributable to BRP Group and reconciles Adjusted Diluted EPS to diluted earnings (loss) per share, which we consider to be the most directly comparable GAAP financial measures:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Net income (loss) attributable to BRP Group	$(17,629)	$(24,793)	$(55,658)	$6,718
Net income (loss) attributable to noncontrolling interests	(14,377)	(21,914)	(45,865)	8,007
Amortization expense	23,183	23,180	69,505	59,912
Change in fair value of contingent consideration	13,914	21,695	55,065	(10,809)
Share-based compensation	14,598	8,388	46,637	26,065
Transaction-related Partnership and integration expenses	3,774	12,128	18,007	29,552
(Gain) loss on interest rate caps, net of cash settlements	3,771	(3,602)	8,382	(24,871)
Depreciation	1,453	1,216	4,250	3,309
Amortization of deferred financing costs	1,244	1,420	3,577	3,894
Severance	875	260	3,373	1,135
Other(1)	6,659	5,109	20,289	13,083
Adjusted pre-tax income	37,465	23,087	127,562	115,995
Adjusted income taxes(2)	3,709	2,286	12,629	11,484
Adjusted Net Income	$33,756	$20,801	$114,933	$104,511

Weighted-average shares of Class A common stock outstanding - diluted	60,549	57,282	59,791	59,895
Dilutive effect of unvested stock awards	3,941	3,675	3,931	—
Exchange of Class B common stock(3)	52,862	55,151	53,367	55,743
Adjusted diluted weighted-average shares outstanding	117,352	116,108	117,089	115,638

Adjusted Diluted EPS	$0.29	$0.18	$0.98	$0.90

Diluted earnings (loss) per share	$(0.29)	$(0.43)	$(0.93)	$0.11
Effect of exchange of Class B common stock and net income (loss) attributable to noncontrolling interests per share	0.02	0.03	0.06	0.02
Other adjustments to earnings (loss) per share	0.59	0.60	1.96	0.87
Adjusted income taxes per share	(0.03)	(0.02)	(0.11)	(0.10)
Adjusted Diluted EPS	$0.29	$0.18	$0.98	$0.90
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
In the UCTS Operating Group, we generate fees from policy fee and installment fee arrangements. Policy fee revenue is earned for acting in the capacity of an MGA and providing payment processing services and other administrative functions on behalf of Insurance Company Partners.
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
The following table sets forth our commissions and fees by Operating Group and for Corporate and Other by amount and as a percentage of our commissions and fees:

Commissions and Fees by Operating Group (in thousands, except percentages)
	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2023		2022		Variance		2023		2022		Variance
Operating Group	Amount	Percent of Business	Amount	Percent of Business	Amount	%	Amount	Percent of Business	Amount	Percent of Business	Amount	%
Insurance Advisory Solutions	$144,409	47%	$130,216	50%	$14,193	11%	$493,367	52%	$433,151	59%	$60,216	14%
Underwriting, Capacity & Technology Solutions	118,413	39%	97,929	38%	20,484	21%	314,791	34%	221,753	30%	93,038	42%
Mainstreet Insurance Solutions	62,297	20%	47,784	18%	14,513	30%	174,114	19%	106,767	15%	67,347	63%
Corporate and Other	(18,849)	(6)%	(16,561)	(6)%	(2,288)	14%	(48,365)	(5)%	(26,995)	(4)%	(21,370)	79%
	$306,270		$259,368		$46,902		$933,907		$734,676		$199,231
Commissions and fees for our Insurance Advisory Solutions Operating Group increased $14.2 million and $60.2 million for the three and nine months ended September 30, 2023 as compared to the same periods of 2022, respectively, primarily as a result of organic growth related to base commissions and fees.
Commissions and fees for our UCTS Operating Group increased $20.5 million for the third quarter of 2023 as compared to the same period of 2022 primarily as a result of organic growth. Organic growth included $15.8 million attributable to our renter’s and homeowner’s insurance products and $4.2 million related to contingent and other revenue.
Commissions and fees for our UCTS Operating Group increased $93.0 million for the first nine months of 2023 as compared to the same period of 2022 primarily as a result of organic growth of $68.1 million and higher intercompany revenue of $23.2 million. Organic growth included $55.2 million attributable to our renter’s and homeowner’s insurance products, of which $10.5 million related to the QBE Program Administrator Agreement, and $12.8 million related to contingent and other revenue. The QBE Program Administrator Agreement was entered into in connection with the Westwood Partnership with an affiliate of QBE, the prior owner of Westwood. Under the QBE Program Administrator Agreement, our MGA of the Future business assumed operations of QBE’s builder-sourced homeowners book, including all MGA functions associated with the book of business.

Commissions and fees for our Mainstreet Insurance Solutions Operating Group increased $14.5 million for the third quarter of 2023 as compared to the same period of 2022 due to organic growth related primarily to core commissions and fees of $13.6 million and the Partnership Contribution of $1.0 million. Commissions and fees increased $67.3 million for the first nine months of 2023 as compared to the same period of 2022 as a result of the Partnership Contribution of $42.2 million and organic growth related primarily to core commissions and fees of $25.1 million.
The amount reported for Corporate and Other primarily relates to the elimination of intercompany revenue. During the three and nine months ended September 30, 2023, the UCTS Operating Group recorded intercompany commissions and fees from activity with the Mainstreet Insurance Solutions Operating Group and itself of $18.6 million and $47.7 million, respectively, and the Mainstreet Insurance Solutions Operating Group recorded intercompany commissions and fees from activity with all Operating Groups of $0.3 million and $1.4 million, respectively. These amounts were eliminated through Corporate and Other.
The substantial increase in intercompany commissions and fees for the first nine months of 2023 is related to the QBE Program Administrator Agreement, which was effective May 1, 2022. A portion of the revenue recognized by the UCTS Operating Group related to this agreement is passed through to the Mainstreet Insurance Solutions Operating Group for serving as the retail agent. We expect that revenue relating to this agreement will continue to grow as we serve as the MGA on more intersegment revenue such as homeowners insurance sold through the Mainstreet Insurance Solutions Operating Group.
Commissions, Employee Compensation and Benefits
The following table sets forth our commissions, employee compensation and benefits by Operating Group and for Corporate and Other by amount and as a percentage of our commissions, employee compensation and benefits:

Commissions, Employee Compensation and Benefits by Operating Group (in thousands, except percentages)
	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2023		2022		Variance		2023		2022		Variance
Operating Group	Amount	Percent of Expense	Amount	Percent of Expense	Amount	%	Amount	Percent of Expense	Amount	Percent of Expense	Amount	%
Insurance Advisory Solutions	$100,254	45%	$97,417	50%	$2,837	3%	$324,692	48%	$284,605	54%	$40,087	14%
Underwriting, Capacity & Technology Solutions	85,978	39%	73,293	37%	12,685	17%	231,596	34%	160,830	31%	70,766	44%
Mainstreet Insurance Solutions	37,536	17%	28,684	15%	8,852	31%	109,257	16%	65,538	13%	43,719	67%
Corporate and Other	(3,299)	(1)%	(3,474)	(2)%	175	(5)%	11,114	2%	11,545	2%	(431)	(4)%
	$220,469		$195,920		$24,549		$676,659		$522,518		$154,141
Commissions, employee compensation and benefits expenses increased across all Operating Groups for each of the three and nine months ended September 30, 2023 as compared to the same periods of 2022 resulting, in part, from the correlation of compensation to our revenue growth, as well as the inflationary environment. Commissions, employee compensation and benefits expenses have also increased as a result of investing in our future as we continue to launch new products in our MGA of the Future product suite, for our UCTS Operating Group, and expand the distribution footprint of our national mortgage and real estate channel, for our Mainstreet Insurance Solutions Operating Group. We successfully launched two new MGA of the Future products in the third quarter of 2023, including a High Net Worth homeowners product targeted at homes with replacement values up to $10.0 million, and a habitational-focused Commercial Property product. In addition, the Partnership Contribution accounted for $24.5 million of the year-to-date increase to commissions, employee compensation and benefits expenses for the Mainstreet Insurance Solutions Operating Group.
Commissions, employee compensation and benefits expenses for Corporate and Other were relatively flat for each of the three and nine months ended September 30, 2023 as compared to the same periods of 2022. During the third quarter of 2023, we had additional share-based compensation expense of $4.6 million, offset in part by an increase in the elimination of intercompany expense of $2.3 million. During the first nine months of 2023, we had an increase in the elimination of intercompany expense of $22.2 million, partially offset by additional share-based compensation expense of $15.9 million.

The substantial increase in intercompany commissions, employee compensation and benefits expense for the first nine months of 2023 is related to the QBE Program Administrator Agreement, which was effective May 1, 2022. We expect that commissions, employee compensation and benefits expense relating to this agreement will continue to grow as we serve as the MGA on more intersegment revenue such as homeowners insurance sold through the Mainstreet Insurance Solutions Operating Group.
Other Operating Expenses
The following table sets forth our other operating expenses by Operating Group and for Corporate and Other by amount and as a percentage of our other operating expenses:

Other Operating Expenses by Operating Group (in thousands, except percentages)
	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2023		2022		Variance		2023		2022		Variance
Operating Group	Amount	Percent of Expense	Amount	Percent of Expense	Amount	%	Amount	Percent of Expense	Amount	Percent of Expense	Amount	%
Insurance Advisory Solutions	$19,246	41%	$20,130	43%	$(884)	(4)%	$57,805	41%	$52,703	42%	$5,102	10%
Underwriting, Capacity & Technology Solutions	10,929	23%	8,031	17%	2,898	36%	32,541	23%	21,184	17%	11,357	54%
Mainstreet Insurance Solutions	7,769	16%	6,200	13%	1,569	25%	23,243	16%	16,466	14%	6,777	41%
Corporate and Other	9,221	20%	12,851	27%	(3,630)	(28)%	27,665	20%	34,071	27%	(6,406)	(19)%
	$47,165		$47,212		$(47)		$141,254		$124,424		$16,830
Other operating expenses for our Insurance Advisory Solutions Operating Group decreased $0.9 million for the third quarter of 2023 as compared to the same period of 2022, driven by lower costs for professional fees and software and internet expenses of $0.5 million each, consulting fees of $0.4 million, repairs and maintenance of $0.3 million and recruiting expense of $0.2 million. These decreases were partially offset by higher costs for investment in technology to support our growth of $1.2 million.
Other operating expenses for our Insurance Advisory Solutions Operating Group increased $5.1 million for the first nine months of 2023 as compared to the same period of 2022, driven by higher costs for investment in technology to support our growth and integration activity of $5.9 million and travel and entertainment costs of $3.2 million. These increases were partially offset by lower costs for professional fees and software and internet expenses of $1.2 million each, repairs and maintenance of $0.9 million and consulting fees of $0.7 million.
Other operating expenses for our UCTS Operating Group increased $2.9 million for the third quarter of 2023 as compared to the same period of 2022, driven by higher costs for investment in technology to support our growth, primarily associated with the QBE Program Administrator Agreement, of $1.8 million, professional fees of $0.8 million, payment processing fees for our MGA business of $0.4 million and insurance expense of $0.3 million. These increases were partially offset by lower costs for travel and entertainment of $0.9 million.
Other operating expenses for our UCTS Operating Group increased $11.4 million for the first nine months of 2023 as compared to the same period of 2022, driven by higher costs for investment in technology to support our growth, primarily associated with the QBE Program Administrator Agreement, of $9.2 million, payment processing fees for our MGA business of $0.9 million and consulting fees and insurance expense of $0.4 million each.
Other operating expenses for our Mainstreet Insurance Solutions Operating Group increased $1.6 million for the third quarter of 2023 as compared to the same period of 2022, driven by higher lead generation fees relating to the expansion of our national mortgage and real estate channel of $1.2 million, investment in technology to support our growth of $0.6 million and rent expense of $0.3 million. These increases were partially offset by lower costs for advertising and marketing of $0.7 million.
Other operating expenses for our Mainstreet Insurance Solutions Operating Group increased $6.8 million for the first nine months of 2023 as compared to the same period of 2022, driven by higher lead generation fees relating to the expansion of our national mortgage and real estate channel of $5.0 million, investment in technology to support our growth of $2.1 million, travel and entertainment of $1.1 million and rent expense of $0.9 million. These increases were partially offset by lower costs for professional fees of $1.8 million and recruiting expense of $0.7 million.

Other operating expenses in Corporate and Other decreased $3.6 million for the third quarter of 2023 as compared to the same period of 2022 due to lower costs for travel and entertainment of $1.8 million, professional fees of $1.0 million and advertising and marketing of $0.8 million.
Other operating expenses in Corporate and Other decreased $6.4 million for the first nine months of 2023 as compared to the same period of 2022 due to lower costs for travel and entertainment of $2.4 million, repairs and maintenance of $1.9 million, licenses and taxes of $1.5 million and consulting fees of $0.9 million.
Amortization Expense
The following table sets forth our amortization by Operating Group and for Corporate and Other by amount and as a percentage of our amortization:

Amortization Expense by Operating Group (in thousands, except percentages)
	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2023		2022		Variance		2023		2022		Variance
Operating Group	Amount	Percent of Expense	Amount	Percent of Expense	Amount	%	Amount	Percent of Expense	Amount	Percent of Expense	Amount	%
Insurance Advisory Solutions	$12,882	55%	$12,576	55%	$306	2%	$38,669	55%	$37,660	63%	$1,009	3%
Underwriting, Capacity & Technology Solutions	4,564	20%	4,275	18%	289	7%	13,634	20%	12,689	21%	945	7%
Mainstreet Insurance Solutions	5,701	25%	6,328	27%	(627)	(10)%	17,160	25%	9,559	16%	7,601	80%
Corporate and Other	36	—%	1	—%	35	n/m	42	—%	4	—%	38	n/m
	$23,183		$23,180		$3		$69,505		$59,912		$9,593
__________
n/m    not meaningful
Amortization expense was relatively flat in all our Operating Groups for the third quarter of 2023 as compared to the same period of 2022. Amortization expense in our Mainstreet Insurance Solutions Operating Group increased for the first nine months of 2023 as compared to the same period of 2022, driven by the amortization of intangible assets recorded in connection with our Westwood Partnership.
Change in Fair Value of Contingent Consideration
The following table sets forth our change in fair value of contingent consideration by Operating Group by amount and as a percentage of our change in fair value of contingent consideration:

Change in Fair Value of Contingent Consideration by Operating Group (in thousands, except percentages)
	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2023		2022		Variance		2023		2022		Variance
Operating Group	Amount	Percent of Expense	Amount	Percent of Expense	Amount	%	Amount	Percent of Expense	Amount	Percent of Expense	Amount	%
Insurance Advisory Solutions	$7,863	56%	$24,897	115%	$(17,034)	68%	$39,167	71%	$(6,115)	56%	$45,282	n/m
Underwriting, Capacity & Technology Solutions	5,557	40%	(2,931)	(14)%	8,488	n/m	14,609	27%	(4,828)	45%	19,437	n/m
Mainstreet Insurance Solutions	494	4%	(271)	(1)%	765	n/m	1,289	2%	134	(1)%	1,155	n/m
	$13,914		$21,695		$(7,781)		$55,065		$(10,809)		$65,874
__________
n/m    not meaningful

We had fair value losses related to contingent consideration across all our Operating Groups for each of the quarter and year-to-date periods of 2023. These losses were impacted by changes in growth trends of certain partners and approaching the measurement date for many of the contingent earnout obligations, which resulted in an overall higher contingent earnout liability value.
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
In the near term, we intend to fund our earnout obligations with cash and cash equivalents, cash flow from operations and available borrowings. During the third quarter of 2023, we increased our borrowings under the Term Loan B by $170.0 million and we used $165.0 million of the proceeds to partially repay outstanding amounts under the Revolving Facility, which increased our available borrowing capacity to pay our future earnout obligations. From time to time, we will consider raising additional debt or equity financing if and as necessary to support our growth, including in connection with the exploration of Partnership opportunities or to refinance existing obligations on an opportunistic basis.
At September 30, 2023, our cash and cash equivalents were $79.0 million, and we had $276.0 million of available borrowing capacity on the Revolving Facility under the JPM Credit Agreement. We believe that our cash and cash equivalents, cash flow from operations and available borrowings will be sufficient to fund our working capital and meet our commitments for the next twelve months and beyond.
JPM Credit Agreement
As of September 30, 2023, our JPM Credit Agreement provides for senior secured credit facilities in an aggregate principal amount of $1.62 billion, which consists of (i) a term loan facility in the principal amount of $1.02 billion maturing in October 2027 (the “Term Loan B”) and (ii) a revolving credit facility with commitments in an aggregate principal amount of $600.0 million maturing in April 2027 (the “Revolving Facility”).
The Term Loan B accrues interest at term SOFR plus a credit spread adjustment between 11 bps and 43 bps based on the term SOFR rate plus an applicable margin of 350 bps, subject to a term SOFR floor of 50 bps. At September 30, 2023, the outstanding borrowings on the Term Loan B of $1.0 billion had an applicable interest rate of 8.94%.
Borrowings under the Revolving Facility accrue interest at SOFR plus 210 bps to SOFR plus 310 bps based on total net leverage ratio. BRP will pay a letter of credit fee equal to the margin then in effect with respect to SOFR loans under the Revolving Facility multiplied by the daily amount available to be drawn under any letter of credit, a fronting fee and any customary documentary and processing charges for any letter of credit issued under the JPM Credit Agreement. The outstanding borrowings on the Revolving Facility of $324.0 million had an applicable interest rate of 8.42% at September 30, 2023. The Revolving Facility is also subject to a commitment fee of 0.40% on the unused capacity at September 30, 2023.
We have entered into interest rate cap agreements to limit the potential impact of interest rate changes on cash flows. The interest rate caps limit the variability of the base rate to the amount of the cap. The interest rate cap agreements in place at September 30, 2023 mitigate the interest rate volatility on $300.0 million of debt to a maximum base rate of 1.50% through March 2024 and mitigate the interest rate volatility on $1.2 billion of debt to a maximum base rate of 7.00% through November 2025.

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
Contractual Obligations and Commitments
The following table represents our contractual obligations and commitments, aggregated by type, at September 30, 2023:

		Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$113,401	$20,662	$39,344	$33,010	$20,385
Debt obligations payable(2)	1,774,749	126,556	250,364	1,397,829	—
Undiscounted estimated contingent earnout obligation(3)	332,018	105,568	226,450	—	—
USF Grant	4,740	540	1,704	1,696	800
Total	$2,224,908	$253,326	$517,862	$1,432,535	$21,185
__________
(1)    Represents noncancelable operating leases for our facilities. Operating lease expense was $16.8 million and $14.5 million for the nine months ended September 30, 2023 and 2022, respectively.
(2)    Represents scheduled debt obligations and estimated interest payments under the JPM Credit Agreement.
(3)    Represents the total expected future payments to be made to Partners at September 30, 2023.
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
Borrowings under our JPM Credit Agreement include $1.0 billion under the Term Loan B and $324.0 million on the Revolving Facility. Interest payable on outstanding borrowings on the Term Loan B and Revolving Facility in the table above was calculated based on applicable interest rates at September 30, 2023 of 8.94% and 8.42%, respectively, through their respective expiration dates of October 2027 and April 2027.
Substantially all of our Partnerships and certain acquisitions of select books of business that do not constitute a complete business enterprise include contractual earnout provisions. We record an estimation of the fair value of the contingent earnout obligations at the Partnership date as a component of the consideration paid. Our contingent earnout obligations are measured at fair value each reporting period based on the present value of the expected future payments to be made to Partners in accordance with the provisions outlined in the respective purchase agreements. The recorded obligations are based on estimates of the Partners’ future performance using financial projections for the earnout period. The aggregate estimated contingent earnout liabilities included on our condensed consolidated balance sheet at September 30, 2023 was $273.3 million, of which $12.5 million must be settled in cash and the remaining $260.8 million can be settled in cash or stock at our option. The undiscounted estimated contingent earnout obligation presented in the table above represents the fair value of the total expected future payments to be made to the Partners. The undiscounted estimated contingent earnout obligation at September 30, 2023 was $332.0 million, of which $14.4 million must be settled in cash and the remaining $317.6 million can be settled in cash or stock at our option. The maximum estimated exposure to the contingent earnout liabilities was $847.1 million at September 30, 2023.
As of September 30, 2023, we have a remaining commitment to USF to donate $4.7 million through October 2028. The gift will provide support for the School of Risk Management and Insurance in the USF Muma College of Business. It is currently anticipated that Lowry Baldwin, our Board Chair, will fund half of this commitment.

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
During the nine months ended September 30, 2023, we redeemed 2,018,824 LLC Units of BRP on a one-for-one basis for shares of Class A common stock and cancelled the corresponding shares of Class B common stock. We receive an increase in our share of the tax basis in the net assets of BRP due to the interests being redeemed. We have assessed the realizability of the net deferred tax assets and in that analysis have considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. We have recorded a full valuation allowance against the deferred tax assets at BRP Group as of September 30, 2023, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances.
SOURCES AND USES OF CASH
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated:

	For the Nine Months Ended September 30,
(in thousands)	2023	2022	Variance
Net cash provided by (used in) operating activities	$22,799	$(16,653)	$39,452
Net cash used in investing activities	(16,948)	(407,466)	390,518
Net cash provided by (used in) financing activities	(41,928)	446,999	(488,927)
Net increase (decrease) in cash and cash equivalents and restricted cash	(36,077)	22,880	(58,957)
Cash and cash equivalents and restricted cash at beginning of period	230,471	227,737	2,734
Cash and cash equivalents and restricted cash at end of period	$194,394	$250,617	$(56,223)
Operating Activities
The primary sources and uses of cash for operating activities are net income (loss) adjusted for non-cash items and changes in assets and liabilities, or operating working capital, and payment of contingent earnout consideration. Net cash provided by operating activities increased $39.5 million year over year, driven by an increase in cash relating to lower contingent earnout consideration payments in excess of the liability recognized at the acquisition date of $26.3 million and better operating leverage year over year.
Investing Activities
The primary sources and uses of cash for investing activities relate to cash consideration paid to fund Partnerships and other investments to grow our business. Net cash used in investing activities decreased $390.5 million year over year, driven by a decrease in cash consideration paid for Partnership activity of $389.2 million as a result of an overall decrease in Partnership activity during 2023.
Financing Activities
The primary sources and uses of cash for financing activities relate to the issuance of our Class A common stock; debt servicing costs in connection with the JPM Credit Agreement, as well as purchases, sales and settlements of interest rate caps to mitigate interest rate volatility on that debt; payment of contingent earnout consideration; and other equity transactions. Net cash provided by financing activities decreased $488.9 million year over year to net cash used in financing activities of $41.9 million, driven by a decrease in net proceeds from borrowings on our credit facilities of $503.4 million, offset in part by an increase in cash from fewer payments of contingent earnout consideration up to the amount of purchase price accrual of $20.4 million.

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
There have been no material changes in our critical accounting policies during the nine months ended September 30, 2023 as compared to those disclosed in the Critical Accounting Policies and Estimates section under Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K filed with the SEC on February 28, 2023.
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
Our invested assets are held primarily as cash and cash equivalents and restricted cash. To a lesser extent, we may also utilize certificates of deposit, U.S. treasury securities and professionally managed short duration fixed income funds. These investments are subject to market risk. The fair values of our invested assets at September 30, 2023 and December 31, 2022 approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.
At September 30, 2023, we had $1.0 billion and $324.0 million of borrowings outstanding under the Term Loan B and the Revolving Facility, respectively. These borrowings bear interest on a floating basis tied to either the prime rate or one of various other variable rates as defined in the JPM Credit Agreement. The Term Loan B accrues interest at term SOFR plus a credit spread adjustment between 11 bps and 43 bps based on the term SOFR rate plus an applicable margin of 350 bps, subject to a term SOFR floor of 50 bps. Borrowings under the Revolving Facility accrue interest at SOFR plus 210 bps to SOFR plus 310 bps based on total net leverage ratio.
We have entered into interest rate cap agreements to limit the potential impact of interest rate changes on cash flows. The interest rate caps limit the variability of the applicable base rate to the amount of the cap. The interest rate cap agreements in place at September 30, 2023 mitigate the interest rate volatility on $300.0 million of debt to a maximum base rate of 1.50% through March 2024 and mitigate the interest rate volatility on $1.2 billion of debt to a maximum base rate of 7.00% through November 2025. Taking the interest rate cap agreements into consideration, an increase of 100 basis points on the variable interest rates in effect at September 30, 2023 would have increased our annual interest expense for the JPM Credit Agreement by $10.3 million.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2023 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table provides information about our repurchase of shares of our Class A common stock during the three months ended September 30, 2023:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value that may yet be Purchased under the Plans or Programs
July 1, 2023 to July 31, 2023	26,949	$24.79	—	$—
August 1, 2023 to August 31, 2023	21,547	24.82	—	—
September 1, 2023 to September 30, 2023	3,246	26.62	—	—
Total	51,742	$24.92	—	$—
__________
(1)    We purchased 51,742 shares during the three months ended September 30, 2023, which were acquired from our employees to cover required tax withholding on the vesting of shares granted under our Omnibus Incentive Plan or Partnership Inducement Award Plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
On November 7, 2023, the Company announced its mutual agreement with Kris Wiebeck and John Valentine for each to retire from their respective positions as Chief Strategy Officer and Chief Partnership Officer effective at the end of the Company’s 2023 fiscal year. In connection with his exit, Mr. Wiebeck has also resigned from his position on the Company’s Board of Directors and all Committees on which he served, and the Company’s Board and such Committees will be reduced by one member, effective at the end of the Company’s 2023 fiscal year.
Pursuant to a retirement agreement and general release, in consideration of each executive’s agreement to (a) permanently retire from the insurance industry, (b) release the Company and its affiliates from all releasable claims and (c) adhere to an enhanced set of restrictive covenants, the Company has agreed to (i) pay each retiring executive $4,000,000 in cash ($2,560,000 of which represents severance compensation and $1,440,000 of which represents early payment of the 2023 bonus otherwise payable to each retiring executive under the Company’s 2023 annual incentive plan in respect of 2023 performance), (ii) provide COBRA contribution at comparable levels for up to 12 months following the retirement date and (iii) permit the continued vesting of all outstanding restricted stock and performance-based restricted stock unit awards held by each departing executive subject to all conditions of the applicable award agreements, aside from the conditions relating to continued employment. The payment and other severance obligations will be made in lieu of any other compensation payable to either departing executive under the Company’s 2023 annual incentive plan in respect of 2023 performance. A copy of the retirement agreement and general release will be filed with the Company’s 2023 Annual Report on Form 10-K.
In connection with each executive’s departure, the Voting Agreement by and among Lowry Baldwin, Baldwin Insurance Group Holdings, LLC, an entity controlled by Lowry Baldwin, Elizabeth Krystyn, Laura Sherman, Trevor Baldwin, Kris Wiebeck, John Valentine, Dan Galbraith, and Brad Hale, and certain trusts established by such individuals, will be amended to remove Kris Wiebeck and John Valentine, and their related trusts, as parties effective December 31, 2023.
Insider Trading Arrangements and Policies
During the quarter ended September 30, 2023, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

10.1
Amendment No. 7 to Credit Agreement, dated as of September 15, 2023, by and among Baldwin Risk Partners, LLC, a Delaware limited liability company, JPMorgan Chase Bank, N.A., as the Administrative Agent, the Guarantors party thereto, the Lenders party thereto and the Issuing Lenders party thereto (incorporated herein by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commissions on September 19, 2023).

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

BRP GROUP, INC.

Date: November 7, 2023	By:	/s/ Trevor L. Baldwin
Trevor L. Baldwin
Chief Executive Officer

Date: November 7, 2023	By:	/s/ Bradford L. Hale
Bradford L. Hale
Chief Financial Officer