Form 10-K
period 2023-12-31
BRP Group, Inc.
filed 2024-02-28
CIK 1781755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
As of June 30, 2023 (the last business day of the registrant’s second fiscal quarter), the registrant's aggregate market value of its voting and non-voting common equity held by non-affiliates was $1,468,831,948.
As of February 20, 2024, there were 64,738,058 shares of Class A common stock outstanding and 51,933,957 shares of Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates are incorporated by reference into Part III of this Form 10-K.

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

Commonly Used Defined Terms
The following terms have the following meanings throughout this Annual Report on Form 10-K unless the context indicates or requires otherwise:

Acquired Revenue	Revenue attributable to acquired business for the most recent trailing twelve-month period prior to acquisition by BRP at the time the due diligence was concluded based on a quality of earnings review and not an audit
Amended LLC Agreement	Third Amended and Restated Limited Liability Company Agreement of BRP, as amended
book of business	Insurance policies bound by us on behalf of our Clients
bps	Basis points
BRP	Baldwin Risk Partners, LLC, our operating company and direct subsidiary of BRP Group
BRP's LLC Members	Holders of membership interests of Baldwin Risk Partners, LLC
BRP Group	BRP Group, Inc., our parent company
Clients	Our insureds
Colleagues	Our employees
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	Accounting principles generally accepted in the United States of America
Insurance Company Partners	Insurance companies with which we have a contractual relationship
JPM Credit Agreement	Credit Agreement, dated as of October 14, 2020, between Baldwin Risk Partners, LLC, as borrower, JPMorgan Chase Bank, N.A., as the Administrative Agent, the Guarantors party thereto, the Lenders party thereto and the Issuing Lenders party thereto, as amended by the Amendment No. 1 to Credit Agreement dated as of May 7, 2021, Amendment No. 2 to Credit Agreement dated as of June 2, 2021, Amendment No. 3 to Credit Agreement dated as of August 6, 2021, Amendment No. 4 to Credit Agreement dated as of December 16, 2021, Amendment No. 5 to Credit Agreement dated as of March 28, 2022, Amendment No. 6 to Credit Agreement dated as of June 27, 2023 and Amendment No. 7 to Credit Agreement dated as of September 15, 2023
LIBOR	London Interbank Offered Rate
LLC Units	Membership interests of Baldwin Risk Partners, LLC
MGA	Managing General Agent
MSI	Millennial Specialty Insurance, LLC, a 2019 Partner
Operating Groups	Our reportable segments
Partners	Companies that we have acquired, or in the case of asset acquisitions, the producers
Partnerships	Strategic acquisitions made by the Company
Pre-IPO LLC Members	Owners of LLC Units of Baldwin Risk Partners, LLC prior to our initial public offering
QBE Program Administrator Agreement
Agreement entered into in connection with the Westwood Partnership with an affiliate of QBE Holdings, Inc., the prior owner of Westwood, under which our MGA of the Future business provides program administrator services to QBE Insurance Corporation in connection with the portion of our builder-sourced homeowners book that is underwritten by affiliates of QBE Insurance Corporation

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

PART I
ITEM 1. BUSINESS
The Company
BRP Group, Inc. (“BRP Group,” the “Company,” “we,” “us” or “our”) is an independent insurance distribution firm delivering tailored insurance and risk management insights and solutions that give our Clients the peace of mind to pursue their purpose, passion and dreams. We support our Clients, Colleagues, Insurance Company Partners and communities through the deployment of vanguard resources, technology and capital to drive both organic and inorganic growth. When we consistently execute for these key stakeholders, we believe that the outcome is an increase in value for our fifth stakeholder, our stockholders. We are innovating the industry by taking a holistic and tailored approach to risk management, insurance and employee benefits. Our growth plan includes continuing to recruit, train and develop industry leading talent, continuing to add geographic representation, insurance product expertise and end-client industry expertise via our Partnership strategy, and continuing to build out our MGA of the Future platform, which delivers proprietary, technology-enabled insurance solutions to our internal Risk Advisors as well as to a growing channel of external distribution partners. We are a destination employer supported by an award-winning culture, powered by exceptional people and fueled by industry-leading growth and innovation.
We represent over two million Clients across the United States and internationally. Our nearly 4,000 Colleagues include approximately 700 Risk Advisors, who are fiercely independent, relentlessly competitive and “insurance geeks.” We have approximately 115 offices in 24 states, all of which are equipped to provide diversified products and services to empower our Clients at every stage through our three Operating Groups.
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

Commercial Property and Casualty Industry
Commercial property and casualty brokers provide businesses with access to property, professional liability, workers’ compensation, management liability, commercial auto insurance products as well as risk-management services. In addition to negotiating competitive policy terms on behalf of clients, insurance brokers also serve as a distribution channel for insurers and often perform much of the administrative functions. Insurance brokers generate revenues through commissions, calculated as a percentage of total insurance premium, and through fees for management and consulting services. We have relationships with leading commercial writers, as well as regional insurers who have a presence in our target markets. We conduct commercial property and casualty business within all of our Operating Groups, which includes manufacturing our own proprietary products within our MGA of the Future platform. Current products include commercial umbrella and management liability, with several additional commercial lines products in our existing product pipeline.
Employee Benefits Industry
Employee benefit advisors provide businesses and their employees with access to individual and group medical, dental, life and disability coverage. In addition to functioning as distributors, employee benefits brokers also provide assistance with benefit plan design. Employee benefits brokers’ capabilities often enable middle-market businesses to fully outsource their employee benefits program design, management and administration without committing internal resources or investing substantial capital in systems. Employee benefit advisors generate revenues through commissions and fees for management and consulting services. In recent years, as a result of the Affordable Care Act (“ACA”), healthcare has become increasingly more complex, and the demand has grown for sophisticated employee benefits consultants. We expect this trend to continue and believe we remain well positioned as a result of our consistent investment in our employee benefits capabilities. We conduct employee benefits business within our Insurance Advisory Solutions and Mainstreet Insurance Solutions Operating Groups.
Personal Lines Industry
Personal lines brokers provide individual consumers with access to home, auto, umbrella and recreational insurance products. Similar to commercial lines agents, personal lines insurance agents generate revenues through commissions and fees for management and consulting services. In addition to negotiating competitive policy terms on behalf of clients, insurance brokers also serve as a distribution channel for insurers and often perform much of the administrative functions. We conduct personal lines business within all of our Operating Groups. We believe that embedded distribution will play a meaningful role in the future of personal lines—to that end, we have made deep investments in technology to enable our long-term vision of creating a one-stop, digital distribution platform for advisors, consumers and businesses alike. We believe our retail agency model, embedded technology, national distribution capabilities and ability to build proprietary products in our MGA of the Future platform uniquely position us to execute on this strategy.
Wealth Management and Retirement Services
Wealth management and retirement services is comprised of financial solutions for small and mid-sized businesses and certain individuals. Our specialties include risk management, employee benefits, and retirement plan consulting. We advise on corporate retirement plans and executive benefits focused on employee retention and engagement. We also provide comprehensive financial planning and wealth management services to high-net-worth individuals and families. Wealth management services can include investment advisory services, tax and financial planning, and other services. We conduct wealth management and retirement services within our Insurance Advisory Solutions Operating Group.
Medicare Industry
In the U.S., Medicare provides health insurance to retirees, who by definition lack coverage via an employer sponsored healthcare program. U.S. citizens typically become eligible for Medicare upon turning 65 years old. The Medicare market is split between the Original Medicare Plan, a fee-for-service plan managed by the federal government which represents approximately two-thirds of the market, and Medicare Advantage, a rapidly growing private Medicare option representing approximately one-third of the market. Medicare advisors within our Mainstreet Insurance Solutions Operating Group assist in determining optimal coverage and healthcare/doctor access based on an individual’s healthcare needs and spending limitations.

Business Strategy
We believe our business strategy is centered around using the results of outstanding service to Clients to reinvest the vast majority of retained earnings into future growth, which we believe over time produces better and more sustainable results for all of our stakeholders, including our Clients, Colleagues, Insurance Company Partners, the communities in which we work and live, and our stockholders. For our Clients, our growth affords us the ability to provide better advice and an expanded and more cost effective suite of insurance solutions. For our Colleagues, our growth provides expanded career and development opportunities. For our Insurance Company Partners, our growth facilitates expanded access to a more diversified universe of Clients and more distributed pools of risk. For our communities, our growth facilitates enhanced economic contribution, and the ability of our Colleagues to make charitable impacts. And for our stockholders, we believe that revenue growth, along with margin accretion over time, will generate significant free cash flow and growth in firm value.
We have taken, and will continue to take, a two-pronged approach to growing our business, which includes investing meaningfully into our existing businesses to drive organic growth, and to drive inorganic growth via our Partnership strategy.
Over time, our organic growth will be driven primarily by our ability to continue to win new business, our ability to offer and advise on a broader array of insurance solutions in an increasingly larger geographic footprint, and to capture an increasingly larger portion of the economics associated with the sale of insurance. To achieve this, we have invested heavily in our sales leadership infrastructure and recruitment of sales talent, technology talent and solutions to better deliver insurance insights and solutions to our Advisors and Clients. In our MGA of the Future platform, we continue to deliver proprietary and technology-enabled insurance solutions that provide our Advisors and select external distribution partners speed, ease of use, and certainty of execution, while also delivering BRP an enhanced share of the economics associated with the underlying insurance transaction. Factors contributing to our organic growth include net new business growth, fees, rate increases, retention, exposure unit growth, and contingent commissions. Contributions to organic revenue growth from recent Partnerships begins after BRP has owned the Partner firm for 12 months.
We did not execute any Partnerships during 2023 and we continue to anticipate relatively little Partnership activity in 2024. Though Partnerships have contributed meaningful inorganic growth to BRP and we expect them to contribute to our long-term growth strategy, we anticipate they will be more episodic in nature going forward. Adding new Colleagues through Partnerships can significantly bolster our geographic footprint, product expertise, and end-Client industry expertise, while adding incremental industry-leading talent to our organization. We are uniquely focused on the industry’s best and fastest growing independent firms, and we believe we offer a truly differentiated value proposition to prospective Partners relative to our more mature and/or private equity-backed peers, which includes retained business decision-making autonomy, leadership opportunities for new Partners and an environment focused on entrepreneurialism and the continued growth of our Partners’ businesses. We believe our success attracting high quality Partners has validated our differentiated value proposition—we have consummated Partnerships with 35 firms since the beginning of 2020, for a total of $538.7 million of Acquired Revenue, which includes eight “Top 100” firms since 2020, more than any other peer in our industry. We also have a highly systematic and regimented integration process for all new Partners, supported by our fully dedicated integration team, which balances ensuring proper operational, financial and accounting, and technology and cybersecurity controls with business decision-making autonomy and impact on new Colleagues.
The financial impact of Partnerships may affect the comparability of our results from period to period. While we did not execute on any Partnership opportunities during 2023, we completed three Partnerships for an aggregate purchase price of $413.8 million during 2022, which contributed $143.6 million of revenue in 2023.
We continue to make the investments designed to better service our Clients and establish a competitive advantage in the industry. Ongoing investments to date include, but are not limited to, continued buildout of our MGA of the Future platform, continued buildout of our tech-enabled homeowners efforts (both in the MGA of the Future and in our Mainstreet Insurance Solutions business), numerous enterprise-wide technology initiatives, pursuing potential alternative capacity, and continued hiring of Risk Advisors and sales leadership infrastructure in our Insurance Advisory Solutions and Mainstreet Insurance Solutions Operating Groups.

Operating Groups
We completed a strategic review of our organizational structure in January 2023 and determined that the chief operating decision maker, our chief executive officer, would change the way he manages and operates our MainStreet and Medicare businesses. Effective in the first quarter of 2023, our chief executive officer reviews the Medicare and Mainstreet businesses on a combined basis as one operating segment, also determined to be an Operating Group, Mainstreet Insurance Solutions, which is used by our chief executive officer to make decisions about the resources to be allocated to the Operating Group and to assess its performance. In addition, the Middle Market and Specialty Operating Groups were rebranded as Insurance Advisory Solutions and Underwriting, Capacity & Technology Solutions, respectively, effective in the first quarter of 2023.
Effective in the first quarter of 2023, our business is divided into three Operating Groups: Insurance Advisory Solutions, Underwriting, Capacity & Technology Solutions and Mainstreet Insurance Solutions.
Insurance Advisory Solutions Operating Group (“IAS”)
IAS provides expertly-designed commercial risk management, employee benefits and private risk management solutions for businesses and high-net-worth individuals, as well as their families. Risk management solutions typically involve the sale of a wide variety of both commercial and personal lines insurance products that mitigate risks for firms and individuals. Employee benefits solutions can include health plans, dental plans, and retirement accounts for firms and their employees. We are privileged to have partnered with some of the highest quality independent insurance brokers across the country with vast and varied strategic capabilities and expertise. We have been intentional in recognizing and elevating this talent across the organization to build world class industry-focused practice groups and product Centers of Excellence that can be leveraged by the entire firm.
Underwriting, Capacity & Technology Solutions Operating Group (“UCTS”)
UCTS consists of three distinct businesses—our specialty wholesale broker business, our MGA of the Future platform and, as of the third quarter of 2023, our newly launched reinsurance brokerage business, Juniper Re. Our specialty wholesale broker business, which is expected to be sold in the first quarter of 2024, delivers professionals, individuals and niche industry businesses expanded access to exclusive specialty markets, capabilities and programs requiring complex underwriting and placement. Through our MGA of the Future platform (representing approximately 90% of UCTS' revenue during 2023), we manufacture proprietary, technology-enabled insurance products that are then distributed (in many instances via technology and/or API integrations) internally via our Risk Advisors across our other Operating Groups and externally via select distribution partners, with a focus on sheltered channels where our products deliver speed, ease of use and certainty of execution, an example of which is our national embedded renters insurance product sold at point of lease via integrations with property management software providers. As a prominent growth driver for BRP, we have invested heavily in the expansion of our MGA of the Future product suite, which is now comprised of more than 12 products across both commercial and personal lines, including new product launches in 2023 (high-net-worth homeowners, flood and commercial property products).
Mainstreet Insurance Solutions Operating Group (“MIS”)
MIS offers personal insurance, commercial insurance, and life and health solutions to individuals and businesses in their communities, with a focus on accessing Clients via sheltered distribution channels, which include, but are not limited to, new home builders, realtors, mortgage originators/lenders, master planned communities, and various other community centers of influence. We have invested deeply in talent, technology and capabilities across MIS, including in Westwood's homeowners solutions that are embedded in many of the top home builders in the U.S., the national expansion of our distribution footprint through our National Mortgage and Real Estate Center, and enhanced digital capabilities focused on improving the Advisor and Client experience. MIS also offers consultation for government assistance programs and solutions, including traditional Medicare, Medicare Advantage and Affordable Care Act, to seniors and eligible individuals through a network of primarily independent contractor agents.
Competition
The business of providing insurance products and services is highly competitive. We compete for Clients on the basis of reputation, client service, program and product offerings, and our ability to tailor products and services to meet the specific needs of a Client. We actively compete with numerous integrated financial services organizations as well as insurance companies and brokers, producer groups, individual insurance agents, investment management firms, independent financial planners and broker-dealers, including public participants, such as Aon plc, Marsh & McLennan Companies, Inc., Willis Towers Watson plc, Arthur J. Gallagher & Co. and Brown & Brown Inc.; private company participants, such as AssuredPartners, Inc., Hub International Limited and USI, Inc.; and in our personal lines business, Goosehead Insurance, Inc.

Clients and Insurers
Our Clients are highly diversified and include individuals, professionals, businesses, including those in niche industries, and specialty insurers. No material part of our business depends upon a single Client or on a few Clients. The loss of any one Client would not have a material adverse effect on our operations. In 2023, our largest single Client represented less than 1% of our total commissions and fees.
We have relationships with a significant number of Insurance Company Partners who contribute to the commissions and fees we generate. While we do not have a dependency on any one Insurance Company Partner, we derive a significant portion of our core commissions and fees from a limited number of Insurance Company Partners. In 2023, two Insurance Company Partners accounted for an aggregate of approximately 17% of our total core commissions and fees.
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
Powered by People
As of December 31, 2023, BRP had nearly 4,000 Colleagues, the vast majority of whom are full-time. There were 3,851 full-time Colleagues (98% of total Colleague population) and 76 part-time Colleagues. The firm also partners with over 4,500 independent contracted agents, primarily supporting our Medicare business.
BRP is a place for Colleagues to build a career, not just have a job, and we believe every Colleague should feel a sense of ownership in the firm. To promote that connection, we grant all newly-hired Colleagues shares of BRP Group common stock.
We highly value the powerful and innovative results that come from seeking and weighing a broad range of perspectives and we strive to hire and promote talent that brings wide ranging diversity of thought, background, and experience.
•More than half of our executive leadership team joined BRP from other industries, bringing unique background and thoughtful insight on our continued best path to success.
•As of December 31, 2023, women comprise 58% of our Colleague population and 50% of our leadership positions.
•We benefit from a wide age range and experience level within the firm. We have a robust mix of entry-level and post-college Colleagues. This balanced representation fosters our talent strategy of providing great mentoring and learning opportunities for our developing Colleagues.
•Our talent acquisition team continues to proactively source and contact underrepresented candidates as part of our recruiting process for open roles. Importantly, we hire for competency, capability, and potential, while maintaining a competitive culture that values and rewards results.
BRP continues to make additional investments in ensuring we remain competitive in attracting top talent. All Colleagues are paid at least $15.00 per hour and we're proud to be an employer leading by example when it comes to living wages. We have also continued to maintain a relatively high annual retention rate, which was 77% for 2023. Our commitment to rewarding our Colleagues is evidenced by merit increases and bonuses we have continued to pay each year.
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
•BRP continued to be Great Place to Work-Certified™ and once again ranked as a Fortune Best Workplaces in Financial Services and Insurance™ in 2023.

•We were also recognized by Top Workplaces USA as a 2023 nationally recognized employer for making the world a better place to work by prioritizing a people-centered culture and giving employees a voice.
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
•To help any qualifying Colleague experiencing extraordinary hardship, we provide the BRP True North Colleague Fund (operated by America’s Charities, a 501(c)(3) non-profit organization), to which Colleagues can also contribute by making a donation. BRP has pledged up to $250,000 to the fund and is honored to provide an additional dollar-for-dollar match for Colleague contributions up to another $250,000.
•We believe in having fun at work and celebrating our successes by promoting peer recognition at all levels of the firm through our “Give a Wow” compliment program. We share “Give a Wows” with Colleagues during our quarterly Town Hall meetings.
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
•Company sponsored BRP Vitality Wellness Program, including a partnership with Aaptiv to provide customizable fitness benefits for Colleagues;
•Health Savings Account with $600+ employer contribution;
•Adoption assistance program;
•Paid leave for new parents; and
•Paid sick days and 11 nationally recognized holidays observed.
To support the ongoing growth and development of our Colleagues, we provide education and training on a variety of topics, including technical, professional and business development, client experience, leadership development, regulatory and compliance topics.
•In 2023, we continued our development of the Azimuth Institute. We began this three-to-five-year project in 2022 to provide both foundational training and a learning journey for all our IAS client-facing roles in the areas of job skills, system training, insurance acumen, power skills, business development and leadership training for leaders.
•In 2023, we successfully launched our North Star Program within the Azimuth Institute, which provides an innovative learning journey designed for newly hired, high-potential young professionals to equip them with the skills, knowledge, and behaviors needed to ensure continued success in their careers. The program consists of a 90-day comprehensive training program that takes new client service specialists through the core elements of policy coverage and the workflows necessary to process them in our agency management system. This training is followed by six months of insurance acumen in either the Professional Risk Consultant or Associate in Risk Management designation program. Following completion of the program, participants have a deeper understanding of the what, the how, and the why behind the core skills and behaviors needed to thrive in their new roles.

•In partnership with The Institutes, we entered into an enterprise agreement with the premier educational purveyor of technical acumen to the insurance industry. Today we provide access to over 200 of The Institutes course offerings across Commercial, Benefits and Private Risk, all of which are easily accessible through our learning management system.
•We continue to offer a catalog of more than 400 custom-built training courses, all designed in-house to support individual growth and professional development. We have expanded our adoption of the LinkedIn Learning platform that provides access to more than 9,000 skill courses across a broad array of topics that open up a whole new world of learning for our Colleagues.
•We enhanced our sales training program, SCORE (Strategize, Connect, Obtain, Retain and Earn Referrals), for new and developing Risk Advisors—a 10-week intensive training offered as a combination of online, instructor-led and real-life application training to develop their skills for generating new business and providing exceptional service to our Clients, and added SCORE PRO—a 6-month advanced sales development program for Advisors interested in propelling their profession to the next level.
•We support the continuing education and certification needs of our Colleagues by providing access to a variety of technical training courses. Examples of content include Cyber Risk Fundamentals, Professional Liability and Commercial Property.
•During the fourth quarter of 2023, we successfully piloted a Leadership Development Workshop at our National Mortgage and Real Estate Center to further develop our MIS leadership group. In 2024, we will continue to focus on building leadership capability by implementing contemporary performance coaching and development practices designed to empower our leaders and enable our Colleagues to grow and thrive.
We also promote Colleague growth and development through an ongoing performance feedback model, including 90-day and 120-day check-ins for new Colleagues, and a formal year-end performance check-in for all Colleagues. Our performance feedback processes enable every Colleague to have clear alignment with how we execute on our goals, maximize their performance potential, and drive their own development and growth through individual development plans.
Cultivating an Ethical Environment for our Colleagues and Clients
We take very seriously our responsibility to operate with the highest level of integrity and foster an ethical environment for both our Colleagues and Clients. We have established numerous policies and procedures outlining our intention to live our values and do business in a responsible and ethical manner, including providing avenues for asking questions or reporting concerns about non-compliance. Many of these can be found publicly on our Company website at baldwinriskpartners.com or our investor relations website at ir.baldwinriskpartners.com. Documented policies and procedures include, but are not limited to:
•The Azimuth (our cultural and corporate constitution, available on our Company website);
•Code of Business Conduct and Ethics (available in the “Governance” section of our investor relations website);
•Whistleblower Policy, which governs reporting of concerns related to accounting, auditing and ethical violations (available in the “Governance” section of our investor relations website);
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
•Transparency & Disclosure Statement, which sets forth our commitment to fair dealings with our Clients (available at the bottom of our Company homepage); and
•Anti-Corruption Policy, which defines our commitment to adhere to the Foreign Corrupt Practices Act (“FCPA”) and avoid corrupt business practices (available in the “Governance” section of our investor relations website).

Seasonality
The insurance brokerage market is seasonal and our results of operations are somewhat affected by seasonal trends. Our Adjusted EBITDA and Adjusted EBITDA Margins are typically highest in the first quarter and lowest in the fourth quarter. This variation is primarily due to fluctuations in our revenues, while overhead remains consistent throughout the year. Our revenues are generally highest in the first quarter due to a higher degree of first quarter policy commencements and renewals in certain IAS and MIS lines of business such as employee benefits, commercial and Medicare. In addition, a higher proportion of our first quarter revenue is derived from our highest margin businesses.
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
In addition, our portfolio of companies includes several registered investment advisors (“RIAs”), each of which are federally registered with the SEC. Our portfolio includes a limited purpose broker dealer (“LPBD”), registered with the SEC, and the Financial Industry Regulatory Authority (“FINRA”). These areas of our financial services business are also subject to rules formulated by the SEC under both the Investment Advisers Act of 1940 (the “40 Act”) and the Exchange Act, as well as by state securities regulators under applicable state law. Through a combination of the SEC, FINRA, the 40 Act and the Exchange Act, our RIAs and the LPBD are heavily regulated in the areas of duties to Clients, disclosures, communications, contracting, fee sharing, oversight and audit.
As a publicly-traded company, we are required to file certain reports, and are subject to various marketing restrictions, among other requirements, in connection with the Exchange Act and SEC regulations.

Climate Change Risk Management
As an insurance distribution firm, our operations do not have a large environmental footprint or significant direct greenhouse gas emissions. We are committed to thoughtful stewardship of the environment and our resources while managing the impact on our business.
Through our strategic planning process and risk management framework, we identify and track a number of ways in which our industry, our Clients, and our operations are being impacted by climate change issues today, or could be impacted by climate change issues in the medium-to-long-term. We take a number of actions to address relevant opportunities and risks.
•Evolving Client Solutions: Climate-related issues can have an impact on our Clients in a number of ways, for which we can offer relevant risk management guidance.
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
Available Information
We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. To access these filings, go to our investor relations website at ir.baldwinriskpartners.com, click on “Financials” and then click on “SEC Filings.” We also make available other reports filed with or furnished to the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act, as well as our Code of Business Conduct and Ethics, our Insider Trading and Whistleblower Policies, and charters for our Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee, Technology and Cyber Risk Committee and Executive Committee. To access these filings, go to our investor relations website, click on “Governance” and then click on “Governance Overview.” In addition, our website may include disclosure relating to certain non-GAAP financial measures that we may make public orally, telephonically, by webcast, by broadcast or by similar means from time to time. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information filed electronically by us with the SEC, which are available at www.sec.gov.
We may use our website as a channel of distribution of material company information. Financial and other material information regarding the Company is routinely posted on and accessible through our website. Any information on our or the SEC's website or obtained through any such website is not part of this Annual Report on Form 10-K.
Our Investor Relations Department can be contacted at ir@baldwinriskpartners.com by going to our investor relations website, clicking on “Resources” and then “Contact IR,” or by telephone at (813) 259-8032.

ITEM 1A. RISK FACTORS
Summary Risk Factors
Some of the factors that could materially and adversely affect our business, financial condition, results of operations or prospects, include the following:
•We may not have sufficient cash flows from operating activities, cash on hand and available capital sources to service any indebtedness, pay contingent earnout liabilities, or finance other working capital needs, which could force us to sell assets, cease operations or take other detrimental actions for our business.
•We have debt outstanding that could adversely affect our financial flexibility and subjects us to restrictions and limitations that could significantly impact our ability to effectively operate our business.
•We may incur significant additional indebtedness, which may affect our ability to satisfy our obligations under the JPM Credit Agreement.
•Downgrades in our credit ratings could increase future debt financing costs and limit the future availability of debt financing.
•Macroeconomic conditions, political events, other market conditions in the U.S. and around the world and a decline in economic activity could have a material adverse effect on our financial condition and results of operations.
•Volatility or declines in premiums or other adverse trends in the insurance industry may seriously undermine our profitability.
•Because the commissions and fees we earn on the sale of certain insurance products is based on premiums and commission rates set by our Insurance Company Partners, any decreases in these premiums or commission rates, or actions by our Insurance Company Partners seeking repayment of commissions, could result in commissions and fees decreases or expenses to us.
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
•The occurrence of natural or man-made disasters, health epidemics and pandemics, and associated governmental responses, could result in declines in business and increases in claims that could adversely affect our business, financial condition and results of operations.
•Our inability to successfully recover should we experience a disaster or other business continuity problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.
•If our ability to enroll individuals during enrollment periods is impeded, our business, results of operations and financial condition could be harmed.
•Partnerships have been, and may in the future continue to be, important to our growth. We may not be able to successfully identify and acquire Partners or integrate Partners into our company, and we may become subject to certain liabilities assumed or incurred in connection with our Partnerships that could harm our business, results of operations and financial condition.
•An impairment of goodwill could have a material adverse effect on our financial condition and results of operations.
•In connection with the implementation of our corporate strategies, we face risks associated with the entry into new lines of business and the growth and development of these businesses.

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
•Our business may be harmed if we lose our relationships with Insurance Company Partners, fail to maintain good relationships with Insurance Company Partners, become dependent upon a limited number of Insurance Company Partners or fail to develop new Insurance Company Partner relationships.
•We rely on third parties to perform key functions of our business operations, enabling our provision of services to our Clients. These third parties may act in ways that could harm our business.
•We rely on a single vendor or a limited number of vendors to provide certain key products or services to us, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.
•We have experienced significant growth in recent periods, and our recent growth rates may not be indicative of our future growth. As our costs increase, we may not be able to generate sufficient revenue to achieve and, if achieved, maintain profitability.
•Certain of our results of operations and financial metrics may be difficult to predict as a result of seasonality.
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
•Proposed tort reform legislation, if enacted, could decrease demand for casualty insurance, thereby reducing our commissions revenues.
•Our business depends on information processing systems. Data breaches or other security incidents with respect to our or our vendors’ information processing systems may hurt our business, financial condition and results of operations.
•We are a holding company with our principal asset being our 55% ownership interest in BRP, and our Pre-IPO LLC Members, whose interest in our business may be different from yours, have approval rights over certain transactions and actions taken by us.
•In certain circumstances, BRP will be required to make distributions to us and the other holders of LLC Units, and the distributions that BRP will be required to make may be substantial.
•We will be required to pay BRP’s LLC Members and any other persons that become parties to the Tax Receivable Agreement for certain tax benefits we may receive, and the amounts we may pay could be significant.

Risks Relating to our Business Operations and Industry
We may not have sufficient cash flows from operating activities, cash on hand and available capital sources to service any indebtedness, pay contingent earnout liabilities, or finance other working capital needs, which could force us to sell assets, cease operations or take other detrimental actions for our business.
As of December 31, 2023, our cash and cash equivalents were $116.2 million and we had $259.0 million of available borrowing capacity on the Revolving Facility under the JPM Credit Agreement. We will continue to expend substantial cash resources for the foreseeable future for servicing our debt obligations and future earnout payment liabilities. Borrowings under our JPM Credit Agreement include $998.7 million under the Term Loan B and $341.0 million on the Revolving Facility bearing interest at December 31, 2023 of 8.97% and 8.46%, respectively, through their respective expiration dates of October 2027 and April 2027. In connection with certain prior Partnerships and acquisitions of select books of business, we are required to pay contingent earnouts. Based on estimates of the Partners’ future performance using financial projections for the earnout period, the aggregate estimated contingent earnout liabilities included on our consolidated balance sheet at December 31, 2023 was $276.5 million, of which $10.8 million must be settled in cash and the remaining $265.7 million can be settled in cash or stock at our option. The undiscounted estimated contingent earnout obligation at December 31, 2023 was $309.0 million, of which $11.9 million must be settled in cash and the remaining $297.1 million can be settled in cash or stock at our option. The maximum estimated exposure to the contingent earnout liabilities was $607.4 million at December 31, 2023. There is no assurance that we will have sufficient cash flows from operating activities, cash on hand and available capital sources to service any indebtedness or pay contingent earnout liabilities when due, or finance other working capital needs, and failure to do so may result in a material adverse effect on our business, operations, and financial condition. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Commitments for further discussion of our debt obligations and contingent earnout liabilities.
If our cash flows and capital resources are at any time insufficient to fund our obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital, restructure or refinance our indebtedness, or reduce or cease operations. There can be no assurance that additional capital or debt financing will be available to us at any time. Even if additional capital is available, we may not be able to obtain debt or equity financing on terms favorable to us. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to reduce or curtail our operations.
We have debt outstanding that could adversely affect our financial flexibility and subjects us to restrictions and limitations that could significantly impact our ability to effectively operate our business.
As of December 31, 2023, we had total consolidated debt outstanding of approximately $1.3 billion, collateralized by substantially all the Company’s assets, including a pledge of all equity securities the Company holds in each of its subsidiaries. During the year ended December 31, 2023, we had debt servicing costs of $394.9 million, inclusive of $284.4 million in principal repayments and $105.4 million of interest payments.
The level of debt we have outstanding during any period could adversely affect our financial flexibility. We also bear risk at the time debt matures. Our ability to make interest and principal payments, to refinance our debt obligations and to fund our planned capital expenditures will depend on our ability to generate cash from operations. Our ability to generate cash from operations is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, such as an environment of rising interest rates. The need to service our indebtedness will also reduce our ability to use cash for other purposes, including earnouts, working capital, dividends to stockholders, acquisitions, capital expenditures, share repurchases and general corporate purposes. If we cannot service our indebtedness, we may have to take actions such as selling assets, raising additional equity or reducing or delaying capital expenditures, strategic acquisitions and investments, any of which could impede the implementation of our business strategy or prevent us from entering into transactions that would otherwise benefit our business. Additionally, we may not be able to effect such actions, if necessary, on favorable terms, or at all. We may not be able to refinance any of our indebtedness on favorable terms, or at all.

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
Downgrades in our credit ratings could increase future debt financing costs and limit the future availability of debt financing.
The major rating agencies routinely evaluate our credit profile and assign credit ratings to us. During 2023, we experienced a downgrade in our credit rating based on our increased level of credit risk as a result of increased amount of our total debt outstanding, the financial impacts of the rising interest rate environment and a recent deterioration in the general macroeconomic environment. If we need to raise capital in the future (for example, in order to maintain adequate liquidity, fund maturing debt obligations or finance acquisitions or other initiatives), credit rating downgrades would increase our financing costs, and could limit our access to financing sources. We may also face the risk of a credit rating downgrade if we do not retire or refinance the debt to levels acceptable to the credit rating agencies in a timely manner.
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
Moreover, we have various agreements to lease office space located in 24 states throughout the U.S. and part of such leases contain effective annual rent escalations either fixed or indexed based on a consumer price index or other index. During higher inflationary periods, our rent expenses may increase significantly, which may adversely affect to our business, financial condition, results of operations, and cash flows.

Furthermore, during inflationary periods, interest rates have historically increased, which would have a direct effect on the interest expense in case we decide to refinance our existing long-term borrowings, including the JPM Credit Agreement, or incur in any additional indebtedness.
In addition to macroeconomic conditions, political events and other market conditions, other factors such as business commissions and fees, microeconomic conditions, and the volatility and strength of the capital markets, can affect our business and economic environment. The demand for insurance generally rises as the overall level of economic activity increases and generally falls as such activity decreases, affecting both the commissions and fees generated by our IAS, MIS and UCTS Operating Groups. Downward fluctuations in the year-over-year insurance premiums charged by our Insurance Company Partners to protect against the same risk, referred to in the industry as softening of the insurance market, could adversely affect our business as a significant portion of the earnings are determined as a percentage of premium charged to our Clients. Insolvencies and consolidations associated with an economic downturn could adversely affect our brokerage business through the loss of Clients by hampering our ability to place insurance business. Also, some of our Clients may experience liquidity problems or other financial difficulties in the event of a prolonged deterioration in the economy, or any segment or sub-segment of the economy, which could have an adverse effect on our collectability of receivables. Errors and omissions claims against us, which we refer to as E&O claims, may increase in economic downturns, adversely affecting our brokerage business. In addition, other incidents, claims, risks, exposures and/or liabilities that require us to make claims against our own policies of insurance may have a similar effect. Also, the volatility or decline of economic or other market conditions could result in the increased surrender of insurance products or cause individuals to forgo insurance, thereby impacting our contingent commissions, which are primarily driven by our Insurance Company Partners’ growth and profitability metrics. A decline in economic activity could have a material adverse effect on our business, financial condition and results of operations.
Volatility or declines in premiums or other adverse trends in the insurance industry may seriously undermine our profitability.
We derive most of our commissions and fees from our brokerage and related services. We do not determine the insurance premiums on which our commissions are generally based. Moreover, insurance premiums are cyclical in nature and may vary widely based on market conditions. Because of market cycles for insurance product pricing, which we cannot predict or control, our brokerage commissions and fees and profitability can be volatile or remain depressed for significant periods of time. In addition, there have been and may continue to be—including as a result of substantial increases in insurance premiums— various trends in the insurance industry toward alternative insurance markets, including, among other things, greater levels of self-insurance, captives, rent-a-captives, risk retention groups and non-insurance capital markets-based solutions to traditional insurance. Our ability to generate premium-based commission revenue may also be challenged by the growing desire of some clients to compensate brokers based upon flat fees rather than a percentage of premium. This could negatively impact us because fees are generally not indexed for inflation and might not increase with premiums as commissions do or with the level of service provided.
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
Profit-sharing contingent commissions are special revenue-sharing override commissions paid by our Insurance Company Partners based on the attainment of certain metrics such as the profitability, volume or growth of the business placed with such companies generally during the prior year. These are not guaranteed payments and our Insurance Company Partners may change the calculations or potentially elect to stop paying them at all on an annual basis. Over the last two years contingent commissions generally have been in the range of 7.0% to 9.0% of the year’s total core commissions and fees. Increases in loss ratios experienced by our Insurance Company Partners will result in a decreased profit to them and may result in decreases in payments of contingent or profit-sharing commissions to us. Due to, among other things, potentially poor macroeconomic conditions, the inherent uncertainty of loss in our Clients’ industries and changes in underwriting criteria (including profitability, volume or growth thresholds), due in part to the high loss ratios experienced by our Insurance Company Partners, we cannot predict the payment of these profit-sharing contingent commissions. Further, we have no control over the ability of our Insurance Company Partners to estimate loss reserves, which affects our ability to make profit-sharing calculations. Override commissions are paid by our Insurance Company Partners based on the attainment of certain metrics such as the profitability, volume or growth of the business that we place with them and are generally paid over the course of the year or in the beginning of the following year. Because profit-sharing contingent commissions and override commissions materially affect our commissions and fees, any decrease in their payment to us could adversely affect our results of operations, profitability and our financial condition.

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
The occurrence of natural or man-made disasters, health epidemics and pandemics and associated governmental responses, could result in declines in business and increases in claims that could adversely affect our business, financial condition and results of operations.
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
Our operations are dependent upon our ability to protect our personnel, offices, and technology infrastructure against damage from business continuity events that could have a significant disruptive effect on our operations. Should we experience a local or regional disaster or other business continuity problem, such as an earthquake, hurricane, terrorist attack, pandemic, protest or riot, security breach, power loss, telecommunications failure or other natural or man-made disaster, our continued success will depend, in part, on the availability of personnel, office facilities, and the proper functioning of computer, telecommunication and other related systems and operations. In events like these, we can experience near-term operational challenges in particular areas of our operations. We could potentially lose key executives, personnel, client data or experience material adverse interruptions to our operations or delivery of services to Clients in a disaster recovery scenario. We may experience additional disruption due to system upgrades, outages, an increase in remote work or other impacts as a result of health epidemics or pandemics. Our inability to successfully recover should we experience a disaster or other business continuity problem, could materially interrupt our business operations and cause material financial loss, loss of human capital, regulatory actions, reputational harm, damaged client relationships, or legal liability. Our insurance coverage with respect to natural disasters is limited and is subject to deductibles and coverage limits. Such coverage may not be adequate, or may not continue to be available at commercially reasonable rates and terms.
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
Strategic acquisitions to complement and further expand our business, which we refer to as Partnerships, have been an important part of our competitive strategy. The acquisition landscape is competitive and accordingly we do not expect that Partnerships will be as important to our growth in 2024, although we will remain active in pursuing potential transactions. Our ability to identify and complete acquisitions, or if we are inefficient or unsuccessful at integrating any Partner into our operations, may impact our ability to achieve our planned rates of growth or improve our market share, profitability or competitive position in specific markets or services. The process of integrating a Partner has created, and will continue to create, operating difficulties. The risks we face include:
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
When we acquire Partners, we record goodwill and other intangible assets. As of December 31, 2023, goodwill represented 40% of our total assets. Goodwill is not amortized and is subject to assessment for impairment at least annually. The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting units. We compare the fair value of each reporting unit with its carrying amount to determine if there is potential impairment of goodwill. Management reviews the carrying value attributed to each reporting unit at least annually to determine if the facts and circumstances suggest that there is impairment.
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
For the year ended December 31, 2023, two Insurance Company Partners accounted for an aggregate of approximately 17% of our total core commissions and fees. Should either of these Insurance Company Partners seek to terminate their respective arrangements with us or in the case of material financial impairment of such Insurance Company Partners, we could be forced to move our business to other Insurance Company Partners and additional expense and loss of market share could possibly result.
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
We rely on third parties, and in some cases subcontractors, to provide services, data, and information, such as technology, information security, billing systems, funds transfers, data processing and administration and support functions, that are critical to our business operations. These third parties include correspondents, agents and other brokerage and intermediaries, insurance markets, data providers, plan trustees, payroll service providers, benefits administrators, software and system vendors, health plan providers, investment managers and providers of human resources, among others. As we do not fully control the actions of these third parties, we are subject to the risk that their decisions, actions or inactions may adversely impact us and replacing these service providers could create significant delays and expenses. Because we do not control our vendors and our ability to monitor their cybersecurity is limited, we cannot ensure the cybersecurity measures they take will be sufficient to protect any information we share with them or to which they may have access. Due to applicable laws and regulations or contractual obligations, we may be held responsible for security breaches, cyberattacks or other similar incidents attributed to our vendors as they relate to the information we share with them or to which we grant them access. A failure by third parties to comply with service level agreements or regulatory or legal requirements in a high-quality and timely manner, particularly during periods of our peak demand for their services, could result in economic and reputational harm to us. In addition, we face risks as we transition from in-house functions to third-party support functions and providers, or vice versa, that there may be disruptions in service or other unintended results that may adversely affect our business operations. These third parties face their own technology, operating, business, and economic risks, and any significant failures by them, including the improper use or disclosure of our confidential Client, Colleague, consumer, or Company information, could cause harm to our reputation. An interruption in or the cessation of service by any service provider as a result of systems failures, data breaches or other cybersecurity incidents, capacity constraints, financial difficulties, or for any other reason could disrupt our operations, impact our ability to offer certain products and services, and result in contractual or regulatory fines or penalties, liability claims from Clients, or Colleagues, damage to our reputation, and harm to our business.
We rely on a single vendor or a limited number of vendors to provide certain key products or services to us, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.
Historically, we have contracted with and rely on a single vendor or a limited number of vendors to provide certain key products or services to us such as information technology support and billing systems. If these vendors are unable to meet our needs because they fail to perform adequately, are no longer in business, are experiencing shortages or supply chain issues or discontinue a certain product or service we need, our business, financial condition and results of operations may be adversely affected. By way of example, certain payment processing vendors of ours have in the past discontinued or threatened to discontinue, and may in the future discontinue or threaten to discontinue, certain payment processing products upon which we rely in certain parts of our business, which if executed upon could disrupt our ability to operate those certain parts of our business and/or could require us to make substantial additional investments to remediate.
While alternative sources for these products and services exist, in the event we are forced to rely on them, we may not be able to develop these alternative sources quickly and cost-effectively or at all, which could materially impair our ability to operate our business. Furthermore, our vendors may request changes in pricing, payment terms or other contractual obligations between the parties, which could require us to make substantial additional investments.
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
We may not successfully accomplish any of these objectives and ongoing macroeconomic and geopolitical uncertainty may impact our ability to successfully accomplish any of the above, and as a result, it is difficult for us to forecast our future results of operations. Our historical growth rate should not be considered indicative of our future performance and may decline in the future. In future periods, our revenue could grow more slowly than in recent periods or decline for any number of reasons, including those outlined above. If our revenue or revenue growth rates decline, investors’ perceptions of our business may be adversely affected and the market price of common stock could decline.
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
The insurance brokerage market is seasonal and our results of operations are somewhat affected by seasonal trends. Our Adjusted EBITDA and Adjusted EBITDA Margins are typically highest in the first quarter and lowest in the fourth quarter. This variation is primarily due to fluctuations in our revenue, while overhead remains consistent throughout the year. Our revenues are generally highest in the first quarter due to the impact of contingent commission payments received in the first quarter from Insurance Company Partners that we cannot readily estimate before receipt without the risk of significant reversal and a higher degree of first quarter policy commencements and renewals in certain IAS and MIS lines of business such as employee benefits, commercial and Medicare. In addition, a higher proportion of our first quarter revenue is derived from our highest margin businesses.
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
We believe that a significant contributor to our success has been our entrepreneurial and sales-oriented culture, as outlined in the Azimuth, our corporate constitution. As we grow, including from the integration of Colleagues and businesses acquired in connection with previous or future Partnerships, we may find it difficult to maintain important aspects of our corporate culture, which could negatively affect our profitability or our ability to retain and recruit people of the highest integrity and quality who are essential to our future success. We may face pressure to change our culture as we grow, particularly if we experience difficulties in attracting competent personnel who are willing to embrace our culture. In addition, as our organization grows and we are required to implement more complex organizational structures, or if we experience a change in management, management philosophy or business strategy, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture, which could negatively impact our future success.

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
The industry in which we operate is subject to extensive regulation. We are subject to regulation and supervision both federally and in each applicable local jurisdiction. In general, these regulations are designed to protect Clients and the insured and to protect the integrity of the financial markets, rather than to protect stockholders or creditors. Our ability to conduct business in these jurisdictions depends on our compliance with the rules and regulations, including securities laws, promulgated by federal, state and other regulatory and self-regulatory authorities. Failure to comply with regulatory requirements, or changes in regulatory requirements or interpretations, could result in actions by regulators, potentially leading to fines and penalties, adverse publicity and damage to our reputation in the marketplace. There can be no assurance that we will be able to adapt effectively to any changes in law. Furthermore, in some areas of our business, we act on the basis of our own or the industry's interpretations of applicable laws or regulations, which may conflict from state to state. In the event those interpretations eventually prove different from the interpretations of regulatory authorities, we may be penalized. In extreme cases, revocation of a subsidiary’s authority to do business in one or more jurisdictions could result from failure to comply with regulatory requirements. Due to the complexity, periodic modification and differing interpretations of state insurance laws and regulations, we may not have always been, and we may not always be, in compliance with them. In addition, we could face lawsuits by Clients, the insured and other parties for alleged violations of certain of these laws and regulations. It is difficult to predict whether changes resulting from new laws and regulations, as well as changes in interpretation of current laws and regulations, will affect the industry or our business and, if so, to what degree.
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
In addition, we may from time to time be subject to certain litigation brought by one or more of our stockholders. The outcome of any such litigation, particularly class action lawsuits, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits, including the possibility of having attorney’s fees awarded, may remain unknown for substantial periods of time. The cost to defend such litigation may be significant. There may also be adverse publicity associated with litigation, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may materially adversely affect our businesses, financial condition and results of operations.
The marketing and sale of Medicare plans are subject to numerous, complex and frequently changing laws and regulations, and non-compliance or changes in laws and regulations could harm our business, results of operations and financial condition.
The marketing and sale of Medicare plans are subject to numerous laws, regulations and guidelines at the federal and state level. The marketing and sale of Medicare Advantage and Medicare Part D prescription drug plans are principally regulated by CMS. The marketing and sale of Medicare Supplement plans are principally regulated on a state-by-state basis by state departments of insurance. The laws and regulations applicable to the marketing and sale of Medicare plans are numerous, ambiguous and complex, and, particularly with respect to regulations and guidance issued by CMS for Medicare Advantage and Medicare Part D prescription drug plans, change frequently. The telephone calls on which we enroll individuals into Medicare Advantage and Medicare Part D prescription drug plans are required to be recorded. Health insurance companies audit these recordings for compliance and listen to them in connection with their investigation of complaints. In addition, Medicare eligible individuals may receive a special election period and the ability to change Medicare Advantage and Medicare Part D prescription drug plans outside the Medicare annual enrollment period in the event that the sale of the plan was not in accordance with CMS rules and guidelines. Given CMS’s scrutiny of Medicare product health insurance companies and the responsibility of the Insurance Company Partners for actions that we take, Insurance Company Partners may terminate our relationship with them or take other corrective action if our Medicare product sales, marketing and operations are not in compliance or give rise to too many complaints. The termination of our relationship with Insurance Company Partners for this reason would reduce the products we are able to offer, could result in the loss of commissions for past and future sales and would otherwise harm our business, results of operations and financial condition.
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
Cybersecurity breaches, cyberattacks and other similar incidents, including, among other things, computer viruses, denial of service or information attacks, ransomware attacks, credential stuffing, social engineering, human error, fraud, unauthorized parties gaining access to our information technology systems, malware infections, phishing campaigns and vulnerability exploit attempts could disrupt the security of our internal systems and business applications or those of our vendors and impair our ability to provide services to our Clients and protect the privacy of their data. Any such incidents may also compromise confidential business information, result in intellectual property or other confidential or proprietary information being lost or stolen, including Client, Colleague or Company data, which could harm our reputation, competitive position or otherwise adversely affect our business. Cyber threats are constantly evolving, which makes it more difficult to detect cybersecurity incidents, assess their severity or impact in a timely manner, and successfully defend against them. The hybrid and remote work environment is increasing the attack surface available to criminals, as more companies and individuals work remotely and otherwise work online. Consequently, the risk of a cybersecurity incident has increased, and as cybersecurity threats evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate or remediate any information security vulnerabilities, security breaches, cyberattacks or other similar incidents. We cannot provide assurances that our preventative efforts, or those of our vendors or service providers, will be successful, and we may not be able to anticipate all security breaches, cyberattacks or other similar incidents, detect or react to such incidents in a timely manner, implement guaranteed preventive measures against such incidents, or adequately remediate any such incident.
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
We are subject to complex and frequently changing laws, rules and regulations in the various jurisdictions in which we operate relating to the collection, use, retention, security, transfer, storage, disposition and other processing of personal information. For example, legislators in the United States have passed new and more robust cybersecurity legislation in light of the recent broad-based cyberattacks at a number of companies. These and similar initiatives around the country could increase the cost of developing, implementing or securing our networks, tools, systems and other information technology assets and require us to allocate more resources to improved technologies, adding to our information technology and compliance costs. Ensuring that our collection, use, retention, security, transfer, storage, disposition and other processing of personal information complies with applicable laws, regulations, rules and standards regarding data privacy and cybersecurity in relevant jurisdictions can increase operating costs, impact the development of new products or services, and reduce operational efficiency.

At the federal level, we are subject to, among other laws, rules and regulations, the GLBA, which requires financial institutions to, among other things, periodically disclose their privacy policies and practices relating to sharing personal information and, in some cases, enables retail customers to opt out of the sharing of certain personal information with unaffiliated third parties. The GLBA also requires financial institutions to implement an information security program that includes administrative, technical and physical safeguards to ensure the security and confidentiality of consumer records and information. We are also subject to the rules and regulations promulgated under the authority of the Federal Trade Commission, which regulates unfair or deceptive acts or practices, including with respect to data privacy and cybersecurity. Moreover, the United States Congress has recently considered, and is currently considering, various proposals for more comprehensive data privacy and cybersecurity legislation, to which we may be subject if passed. Data privacy and cybersecurity are also areas of increasing state legislative focus and we are, or may in the future become, subject to various state laws and regulations regarding data privacy and cybersecurity. For example, the California Consumer Protection Act of 2018 (the “CCPA”), which became effective on January 1, 2020, applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. The CCPA gives California residents the right to, among other things, request disclosure of information collected about them and whether that information has been sold to others, request deletion of personal information (subject to certain exceptions), opt out of the sale of their personal information, and not be discriminated against for exercising these rights. The CCPA contains several exemptions, including an exemption applicable to personal information that is collected, processed, sold or disclosed pursuant to the GLBA. Further, effective in most material respects starting on January 1, 2023, the California Privacy Rights Act (“CPRA”) (which was passed via a ballot initiative as part of the November 2020 election) has significantly modified the CCPA, including by expanding California residents’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency which will be vested with authority to implement and enforce the CCPA and the CPRA. Other states where we do business, or may in the future do business, or from which we otherwise collect, or may in the future otherwise collect, personal information of residents have adopted or are considering adopting similar laws. For example, Virginia and Colorado have recently adopted comprehensive data privacy laws similar to the CCPA, which went into effect in January and July of 2023, respectively. In addition, laws in all 50 U.S. states generally require businesses to provide notice under certain circumstances to consumers whose personal information has been improperly accessed, disclosed or otherwise compromised as a result of a data breach. Certain state laws and regulations may be more stringent, broader in scope, or offer greater individual rights, with respect to personal information than federal or other state laws and regulations, and such laws and regulations may differ from each other, which may complicate compliance efforts and increase compliance costs. Aspects of the CCPA, the CPRA, and other federal and state laws and regulations relating to data privacy and cybersecurity, as well as their enforcement, remain unclear, and we may be required to modify our practices in an effort to comply with them.
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
A failure or disruption of our operational processes or systems, whether due to technological error or human error or misconduct, could negatively impact our reputation, customers, clients, businesses or results of operations and financial condition.
We seek to maintain and develop new software or technology where appropriate to better serve our Clients. This includes developing new software, technology, and automated systems (including, but not limited to, billing systems) to support our insurance products. Notwithstanding these upgrades and the proliferation of technology and technology-based risk and control systems, our businesses ultimately rely on people as our greatest resource, and, from time to time, they have in the past and may in the future make mistakes or engage in violations of applicable policies, laws, rules or procedures that are not always caught immediately by our technological processes or by our controls and other procedures, which are intended to prevent and detect such errors or violations. We have in the past and in the future could experience operational incidents caused by human error due to failure to properly utilize software or technology or adhere to applicable policies and procedures, calculation errors, mistakes in addressing emails, errors in software or model development or implementation, or simple errors in judgment.

Operational incidents could result in financial losses as well as misappropriation, corruption, or loss of confidential Client specific information, including social security numbers, private health information, payment card numbers, or bank account information. Such an incident could significantly negatively impact our reputation, customers, clients, businesses or results of operations and financial condition. Cyber-related and other operational incidents can also result in legal and regulatory proceedings, fines, and other costs.
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
Risks Relating to our Organizational Structure
We are a holding company with our principal asset being our 55% ownership interest in BRP, and our Pre-IPO LLC Members, whose interest in our business may be different from yours, have approval rights over certain transactions and actions taken by us or BRP.
We are a holding company, and our principal asset is our direct or indirect ownership of 55% of the outstanding LLC Units. We have no independent means of generating commissions and fees.
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
Notwithstanding the rights afforded to the Holders under the Stockholders Agreement, Baldwin Insurance Group Holdings, LLC, an entity controlled by Lowry Baldwin, our Chairman and the Holder of a majority of the shares of the Company's Class B common stock held by all of the Holders (the “Majority Holder”), and the Company have entered into a consent and defense agreement (the “Consent Agreement”) pursuant to which the Majority Holder has irrevocably consented to and approved, on behalf of itself and the other Holders, certain transactions and actions taken by the Company and BRP (each, a “Specified Matter”) that the Independent Committee (as defined below) determines in good faith is in the best interests of the Company and its stockholders in their capacity as such, in satisfaction of the approval rights with respect to such Specific Matter. Further, the Majority Holder irrevocably agreed, on behalf of itself and the other Holders, not to designate any nominee for election to service on the Company's board if the Independent Committee determines in good faith that action by the board in furtherance of the nomination of such person to the board would not be in the best interests of the Company and its stockholders in their capacity as such.
A group comprised of Lowry Baldwin, our Chairman, Baldwin Insurance Group Holdings, LLC, an entity controlled by Lowry Baldwin, Elizabeth Krystyn, Laura Sherman, Trevor Baldwin, our Chief Executive Officer, Dan Galbraith, President, BRP and Chief Executive Officer, Retail Brokerage Operations, and Brad Hale, our Chief Financial Officer, and certain trusts established by such individuals, have entered into a Voting Agreement, as amended, with Lowry Baldwin, our Chairman, pursuant to which, in connection with any meeting of our stockholders or any written consent of our stockholders, each such person and trust party will agree to vote or exercise their right to consent in the manner directed by Lowry Baldwin. As of the date of this Annual Report on Form 10-K, Lowry Baldwin through the Voting Agreement beneficially owns 25.4% of the voting power of our common stock.
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
Our board of directors will periodically review the cash generated from our business and the capital expenditures required to finance our global growth plans and determine whether to declare periodic dividends to our stockholders. Our board of directors will take into account general economic and business conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, including restrictions and covenants contained in the JPM Credit Agreement, business prospects and other factors that our board of directors considers relevant. In addition, the JPM Credit Agreement limits the amount of distributions that BRP can make to us and the purposes for which distributions could be made. Accordingly, we may not be able to pay dividends to our Class A common stockholders even if our board of directors would otherwise deem it appropriate. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources for additional information.

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
If we experience material weaknesses or significant deficiencies in the future, or otherwise fail to maintain an effective environment of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.
If we identify material weaknesses or significant deficiencies in our internal control over financial reporting in the future, or if we are unable to comply with the demands that will be placed upon us as a public company, including the requirements of Section 404 of the Sarbanes-Oxley Act, in a timely manner, we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC. In addition, if we are unable to disclose that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets, and our stock price may be adversely affected.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
We face significant and persistent cybersecurity risks due to: the scope of geographies, networks and systems we must defend against cybersecurity attacks; the complexity, technical sophistication, value, and widespread use of our systems, products and processes; the attractiveness of our systems, products and processes to threat actors (including state-sponsored organizations) seeking to inflict harm on us or our Clients; and our use of third-party products, services and components.

While we have not, as of the date of this Form 10-K, experienced a cybersecurity threat or incident that resulted in a material adverse impact to our business or operations, there can be no guarantee that we will not experience such an incident in the future. Such incidents, whether or not successful, could result in our incurring significant costs related to, for example, rebuilding our internal systems, implementing additional threat protection measures, providing modifications or replacements to our products and services, defending against litigation, responding to regulatory inquiries or actions, paying damages, providing Clients with incentives to maintain a business relationship with us, or taking other remedial steps with respect to third parties, as well as incurring significant reputational harm. In addition, these threats are constantly evolving, thereby increasing the difficulty of successfully defending against them or implementing adequate preventative measures. We seek to detect and investigate unauthorized attempts and attacks against our network, products and services, and to prevent their occurrence and recurrence where practicable through changes or updates to our internal processes and tools and changes or updates to our products and services; however, we remain potentially vulnerable to known or unknown threats. In some instances, we, our trading partners, our Clients, and our service providers and contractors can be unaware of a threat or incident or its magnitude and effects. Further, there is increasing regulation regarding responses to cybersecurity incidents, including reporting to regulators, which could subject us to additional liability and reputational harm. Refer to Item 1A. Risk Factors of this Annual Report on Form 10-K for more information on our cybersecurity risks.
Our business involves the storage and transmission of a significant amount of confidential and sensitive information. As a result, we take the confidentiality, integrity and availability of this highly sensitive information seriously and invest significant time, effort and resources into protecting such information. Our cybersecurity strategy was designed with the foregoing principles in mind and prioritizes detecting and responding to threats and effective management of security risks.
To implement our cybersecurity strategy, we maintain various safeguards to secure the data we hold, including encrypting sensitive data, utilizing a robust 24/7/365 security monitoring system, regularly assessing product features for security vulnerabilities, conducting continuous internal penetration tests, and leveraging multi-factor authentication to help effectively protect sensitive information and appropriate access rights. We also have data and cybersecurity protection and control policies to facilitate a secure environment for sensitive information and to preserve the availability of critical data and systems. We have processes in place to assess and manage vendor cybersecurity risks, which include initial and periodic security program reviews through the use of third party vendors who specialize in this subject matter. We have engaged our independent, internal audit team that reports directly to the Chair of the Audit Committee of our board of directors to audit our adherence to our cybersecurity policies. These audits help us assess our internal preparedness, adherence to best practices and industry standards, and compliance with applicable laws and regulations as well as help us to identify areas for continued focus and improvement. We conduct annual information security awareness training for employees involved in the systems or processes connected to confidential and sensitive information. We also carry insurance that provides certain, limited protection against potential losses arising from a cybersecurity incident.
The Technology & Cyber Risk Committee of our board of directors (the “TCRC”) is responsible for overseeing and reviewing our cybersecurity program and cybersecurity risk exposure and the steps taken to monitor and mitigate such exposure. The TCRC updates the full board of directors on cybersecurity matters periodically.
Our information security team for IAS, MIS and Corporate is led by our Chief Digital & Information Officer (“CDIO”), who also serves as our Chief Information Security Officer (“CISO”) for IAS, MIS and Corporate. Our CDIO/CISO reports to our President, BRP & CEO, Retail Brokerage Operations. Our CDIO/CISO has served in the role since 2021 and has experience in application security, intrusion detection, penetration testing, complex threat modeling, and unconventional cyber-attack vectors, having previously led technology teams at Comerica Bank, HSBC, Citibank and General Electric. Our CDIO/CISO oversees a team of information security professionals who are devoted full time to assessing and managing cybersecurity threats on a day-to-day basis. Our CDIO/CISO attends each quarterly meeting of the TCRC to brief members on information security matters and discuss cybersecurity risks generally.
Our information security team for UCTS is led by our President of Digital Strategy & Innovation (“PDSI”), who also serves as our CISO for UCTS. Our PDSI/CISO reports to our President, BRP & CEO, Underwriting, Capacity and Technology Operations. Our PDSI/CISO has served in the role since 2022 and has experience in application security, intrusion detection, penetration testing, complex threat modeling, and unconventional cyber-attack vectors, having previously led technology teams at Crum & Forster, QBE North America, QBE FIRST, N.E.W. Customer Service Companies, Inc. and Wipro Technologies. Our PDSI/CISO oversees a team of information security professionals who are devoted full time to assessing and managing cybersecurity threats on a day-to-day basis. Our PDSI/CISO also attends each quarterly meeting of the TCRC to brief members on information security matters and discuss cybersecurity risks generally.
In addition, our management team has established an internal Cyber Steering Committee (the “Cyber SteerCo”), which includes processes designed to identify, assess, categorize, and monitor key current and evolving risks facing us, including cybersecurity risks. Each of the CDIO/CISO and PDSI/CISO sit on the Cyber SteerCo along with the our General Counsel and former CISO.

Management is made aware of current and evolving cybersecurity risks through the Cyber SteerCo reporting. Furthermore, in the event of a material or potentially material cybersecurity event, senior members of management are promptly informed of such event and oversee triage, response, and disclosure efforts pursuant to the terms of a documented incident response plan.
ITEM 2. PROPERTIES
Our corporate headquarters is located in leased offices in Tampa, Florida. The leases consist of approximately 105,000 square feet and expire in August 2030. Our insurance brokerage business leases office space in approximately 115 operating locations located in 24 states throughout the U.S. These offices are generally located in shopping centers, small office parks and office buildings, with lease terms expiring through the next seven years. These facilities are suitable for our needs and we believe that they are well maintained.
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
On February 20, 2024, there were 123 stockholders of record of our Class A common stock and 58 stockholders of record of our Class B common stock. The number of record holders does not include persons who held shares of our Class A common stock in nominee or “street name” accounts through brokers.
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
Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities
The following table provides information about our repurchase of shares of our Class A common stock during the three months ended December 31, 2023:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value that may yet be Purchased under the Plans or Programs
October 1, 2023 to October 31, 2023	71,730	$22.08	—	$—
November 1, 2023 to November 30, 2023	349	20.17	—	—
December 1, 2023 to December 31, 2023	52,093	17.62	—	—
Total	124,172	$20.20	—	$—
__________
(1)    We purchased 124,172 shares during the three months ended December 31, 2023, which were acquired from our employees to cover required tax withholding on the vesting of shares granted under the BRP Group Omnibus Incentive and Partnership Inducement Award Plans.
Performance Graph
The following performance graph compares the cumulative total shareholder return of an investment in our Class A common stock since October 24, 2019 (first day of trading) through December 31, 2023 to the cumulative total return of the Russell 2000 Index (“Russell 2000”) and the Standard & Poor Composite 1500 Insurance Brokers Index (“S&P 1500”). The graph assumes that $100 was invested on October 24, 2019 and the reinvestment of dividends, if any. The share price performance presented below is not necessarily indicative of future results.

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
EXECUTIVE SUMMARY OF 2023 FINANCIAL RESULTS
We are a rapidly growing independent insurance distribution firm delivering solutions that give our Clients the peace of mind to pursue their purpose, passion and dreams. The following is a summary of our 2023 financial results:
Revenues for the year ended December 31, 2023 were $1.2 billion, an increase of $237.8 million, or 24%, year over year. Core commissions and fees grew organically by $161.7 million as a result of new and renewal business from Clients across industry sectors and continued outperformance from our MGA of the Future platform. 2023 commissions and fees also grew $44.7 million from the impact of 2022 Partnerships for which there were no comparable revenues in the same period of 2022 and $25.5 million from profit-sharing and other revenue driven by improvements in performance on our profit-sharing arrangements. In addition, investment income grew $6.7 million due to an improved cash management strategy and growing yield on our invested cash.
Operating expenses for the year ended December 31, 2023 were $1.3 billion, an increase of $249.3 million, or 25%, year over year. The increase in operating expenses was primarily attributable to commissions, employee compensation and benefits, which grew in part due to the correlation of compensation to our revenue growth and as a result of investing in our future as we continue to launch new products in our MGA of the Future product suite and expand the distribution footprint of our national mortgage and real estate channel. Change in fair value of contingent consideration increased due to positive changes in revenue growth trends of certain partners and accretion of the contingent earnout obligations approaching their respective measurement dates. Other operating expenses increased in part as a result of our continued investments in technology and new product development and expansion.
Interest expense, net, for the year ended December 31, 2023 was $119.5 million, an increase of $48.4 million, or 68%, year over year. Interest expense, net, increased as a result of the higher interest rate environment during 2023 and, to a lesser extent, higher average borrowings outstanding on our credit facility.
Other income (expense), net, for the year ended December 31, 2023 was $(0.7) million, a decrease of $26.9 million year over year. Other income (expense), net, decreased as a result of a fair value gain recognized on interest rate caps in 2022 in connection with rising interest rates and market estimates for future rate increases.
Net loss for the year ended December 31, 2023 was $164.0 million, an increase of $87.3 million compared to a net loss of $76.7 million in the same period of 2022.
Adjusted EBITDA for the year ended December 31, 2023 was $250.2 million, an increase of $53.7 million year over year. Adjusted EBITDA Margin was 21% for 2023 compared to 20% for 2022.
Organic Revenue for the year ended December 31, 2023 was $1.2 billion as compared to $700.1 million for the same period of 2022. Organic Revenue Growth was $187.2 million, or 19%, for 2023 compared to $132.6 million, or 23%, for 2022. Refer to the Non-GAAP Financial Measures section below for reconciliations of Adjusted EBITDA, Adjusted EBITDA Margin, Organic Revenue and Organic Revenue Growth to the most directly comparable GAAP financial measures.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022
For a discussion of our 2021 financial results and a comparison of financial results for the years ended December 31, 2022 to 2021, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K filed with the SEC on February 28, 2023 and the Company's Current Report on Form 8-K (relating to the Company's reclassification of historical segment information) filed with the SEC on May 9, 2023.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements as of December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021 and the related notes and other financial information included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under Item 1A. Risk Factors.
The following is a discussion of our consolidated results of operations for the years ended December 31, 2023 and 2022.

	For the Years Ended December 31,		Variance
(in thousands, except percentages)	2023	2022	Amount	%
Revenues:
Commissions and fees	$1,211,828	$980,720	$231,108	24%
Investment income	6,727	—	6,727	—%
Total revenues	1,218,555	980,720	237,835	24%

Operating expenses:
Commissions, employee compensation and benefits	911,354	719,445	191,909	27%
Other operating expenses	190,267	173,708	16,559	10%
Amortization expense	92,704	81,738	10,966	13%
Change in fair value of contingent consideration	61,083	32,307	28,776	89%
Depreciation expense	5,698	4,620	1,078	23%
Total operating expenses	1,261,106	1,011,818	249,288	25%

Operating loss	(42,551)	(31,098)	(11,453)	37%

Other income (expense):
Interest expense, net	(119,465)	(71,072)	(48,393)	68%
Other income (expense), net	(718)	26,137	(26,855)	(103)%
Total other expense	(120,183)	(44,935)	(75,248)	167%

Loss before income taxes	(162,734)	(76,033)	(86,701)	114%
Income tax expense	1,285	715	570	80%
Net loss	(164,019)	(76,748)	(87,271)	114%
Less: net loss attributable to noncontrolling interests	(73,878)	(34,976)	(38,902)
Net loss attributable to BRP Group	$(90,141)	$(41,772)	$(48,369)

Seasonality
The insurance brokerage market is seasonal and our results of operations are somewhat affected by seasonal trends. Our Adjusted EBITDA and Adjusted EBITDA Margins are typically highest in the first quarter and lowest in the fourth quarter. This variation is primarily due to fluctuations in our revenues, while overhead remains consistent throughout the year. Our revenues are generally highest in the first quarter due to a higher degree of first quarter policy commencements and renewals in certain IAS and MIS lines of business such as employee benefits, commercial and Medicare. In addition, a higher proportion of our first quarter revenue is derived from our highest margin businesses.
Partnerships can significantly impact Adjusted EBITDA and Adjusted EBITDA Margins in a given year and may increase the amount of seasonality within the business, especially results attributable to Partnerships that have not been fully integrated into our business or owned by us for a full year.
Commissions and Fees
We earn commissions and fees by facilitating the arrangement between Insurance Company Partners and Clients for the carrier to provide insurance to the insured party. Our commissions and fees are usually a percentage of the premium paid by the insured and generally depend on the type of insurance, the particular Insurance Company Partner and the nature of the services provided. Under certain arrangements with Clients, we earn pre-negotiated service fees for insurance placement services. Additionally, we earn policy fees for acting in the capacity of an MGA and fulfilling certain administrative functions on behalf of Insurance Company Partners, including delivery of policy documents, processing payments and other administrative functions. We may also receive profit-sharing commissions, which represent variable consideration paid by Insurance Company Partners associated with the placement of coverage. Profit-sharing commissions are generally based primarily on underwriting results, but may also contain considerations for volume, growth or retention. Other revenue streams include other ancillary income, premium financing income and marketing income based on negotiated cost reimbursement for fulfilling specific targeted Medicare marketing campaigns.
Commissions and fees increased by $231.1 million, or 24%, year over year to $1.2 billion driven by organic growth in core commissions and fees of $161.7 million related to new and renewal business across Client industry sectors and continued outperformance from our MGA of the Future platform. Commissions and fees also increased $44.7 million from the impact of 2022 Partnerships for which there were no comparable revenues in the same period of 2022 and $25.5 million from profit-sharing and other revenue driven by improvements in performance on our profit-sharing arrangements.
Major Sources of Commissions and Fees
The following table sets forth our commissions and fees by major source for the years ended December 31, 2023 and 2022:

	For the Years Ended December 31,		Variance
(in thousands, except percentages)	2023	2022	Amount	%
Commission revenue	$967,552	$786,794	$180,758	23%
Profit-sharing revenue	93,437	66,091	27,346	41%
Consulting and service fee revenue	74,637	61,244	13,393	22%
Policy fee and installment fee revenue	65,386	55,362	10,024	18%
Other income	10,816	11,229	(413)	(4)%
Total commissions and fees	$1,211,828	$980,720	$231,108
Commission revenue represents commissions earned from providing insurance placement services to Clients. Commission revenue increased by $180.8 million, or 23%, year over year. Commission revenue grew organically by $140.0 million as a result of new and renewal business across all industries. In addition, 2023 commission revenue grew $40.7 million from the impact of 2022 Partnerships for which there were no comparable revenues in the same period of 2022.
Profit-sharing revenue represents bonus-type revenue earned as a sales incentive provided by certain Insurance Company Partners. Profit-sharing revenue increased by $27.3 million, or 41%, year over year driven by improvements in performance against profit-sharing measures such as premium volumes and loss ratio-related parameters.
Consulting and service fee revenue represents negotiated fees earned for providing insurance placement services to Clients and specialty insurance consulting revenue. Consulting and service fee revenue increased by $13.4 million, or 22%, year over year, driven by growth in service fees earned by our legacy risk management and captive businesses.

Policy fee and installment fee revenue represents revenue earned by our UCTS Operating Group for acting in the capacity of an MGA and providing payment processing services and other administrative functions on behalf of Insurance Company Partners. Policy fee and installment fee revenue increased by $10.0 million, or 18%, year over year driven by growth in our multi-family product.
Other income consists of other ancillary income, premium financing income and marketing income that is based on agreed upon cost reimbursement for fulfilling specific targeted Medicare marketing campaigns. Other income was relatively flat year over year.
Investment Income
Investment income is earned by investing assets held in trust. Investment income earned in 2023 was $6.7 million due to improvements in our cash management strategy and growing yield on our invested cash.
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
Commissions, employee compensation and benefits expense increased $191.9 million, or 27%, year over year, due in part to the correlation of compensation to our revenue growth and as a result of investing in our future as we continue to launch new products in our MGA of the Future product suite and expand the distribution footprint of our national mortgage and real estate channel. Colleague compensation and benefits increased $77.4 million, or 16%, from supporting the growth of our business. Outside commissions increased $49.1 million, or 31%, due to a change in business mix and overall growth in the business. The increase in commissions, employee compensation and benefits expense also includes $25.1 million attributable to the impact of 2022 Partnerships for which there was no comparable compensation expense in the same period of 2022. Other increases to commissions, employee compensation and benefits expense include severance of $17.3 million related to the retirement of two of our executive officers and Colleague terminations, and share-based compensation expense of $8.8 million.
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
Other operating expenses increased $16.6 million year over year driven by investments in technology to support our growth of $17.3 million, lead generation fees relating to the expansion of our national mortgage and real estate channel of $2.2 million, rent expense of $2.7 million and payment processing fees for our MGA business of $1.5 million. These increases were partially offset by lower costs for repairs and maintenance of $4.0 million and professional fees of $2.9 million.
Amortization Expense
Amortization expense increased by $11.0 million year over year driven in part by amortization of intangible assets recorded in connection with our Westwood Partnership.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration was a $61.1 million loss for the year ended December 31, 2023 as compared to a $32.3 million loss for the same period of 2022. The fair value loss related to contingent consideration for 2023 was impacted by positive changes in revenue growth trends of certain partners and accretion of the contingent earnout obligations approaching their respective measurement dates.

Interest Expense, Net
Interest expense, net, increased by $48.4 million year over year resulting primarily from the higher interest rate environment and, to a lesser extent, higher average borrowings outstanding on our credit facility. We expect interest expense to increase slightly in 2024 as interest rates are expected to remain high in the near-term.
Refer to Item 7A. Qualitative and Quantitative Disclosures About Market Risk for further discussion of the impact of rising interest rates on our results of operations, financial condition and cash flows.
Other Income (Expense), Net
Other income (expense), net, decreased by $26.9 million year over year driven by a $26.2 million gain recognized on interest rate caps for 2022 in connection with rising interest rates and market estimates for future rate increases. Comparatively, we recognized a $1.7 million loss on interest rate caps for 2023.
FINANCIAL CONDITION—COMPARISON OF CONSOLIDATED FINANCIAL CONDITION AT DECEMBER 31, 2023 TO DECEMBER 31, 2022.
Our total assets and total liabilities increased $39.8 million and $160.9 million, respectively, year over year. The most significant changes in assets and liabilities are described below.
Premiums, commissions and fees receivable, net increased $95.8 million and premiums payable to insurance companies increased $84.3 million. The increase in each can be attributed to our revenue growth and the timing of cash collections and payments.
Intangible assets, net decreased $82.6 million as a result of amortization expense of $92.7 million, offset in part by capitalized software development costs of $18.3 million related to infrastructure to support our business.
Accrued expenses and other current liabilities increased $27.2 million as a result of higher accrued compensation and benefits of $8.8 million and accrued expenses of $10.2 million related to bonus and severance expense. Accrued expenses and other current liabilities also include an earnout incentive bonus of $8.0 million related to a portion of a contingent earnout earned by one of our Partners, which is payable to certain Colleagues at the Partner's option.
Long term debt increased $160.1 million and our revolving line of credit decreased $164.0 million. During 2023, we increased our long-term debt borrowings with an incremental loan of $170.0 million and we used $165.0 million of the proceeds to partially repay outstanding amounts on the revolving line of credit, resulting in increased available borrowing capacity under the revolving line of credit to pay our future earnout obligations.
Contingent earnout liabilities increased $9.5 million resulting from an increase of $61.1 million related to fair value adjustments impacted by positive changes in revenue growth trends of certain Partners, offset in part by $52.3 million of settlements.
At December 31, 2023, assets and liabilities held for sale were $64.4 million and $43.9 million, respectively, as a result of our intention to sell our specialty wholesale broker business as describe in Note 3 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Assets held for sale are primarily comprised of premiums, commissions and fees receivable, net, intangible assets, net and goodwill, which reclassified $36.5 million, $11.7 million and $9.5 million from each of the respective financial statement captions. Liabilities held for sale are primarily comprised of premiums payable to insurance companies of $42.3 million.
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
Adjusted EBITDA Margin is Adjusted EBITDA divided by total revenues. Adjusted EBITDA Margin is a key metric used by management and our board of directors to assess our financial performance. We believe that Adjusted EBITDA Margin is an appropriate measure of operating performance because it eliminates the impact of income and expenses that do not relate to business performance, and that the presentation of this measure enhances an investor’s understanding of our financial performance. We believe that Adjusted EBITDA Margin is helpful in measuring profitability of operations on a consolidated level.
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
We define Adjusted Net Income as net income (loss) attributable to BRP Group adjusted for depreciation, amortization, change in fair value of contingent consideration and certain items of income and expense, including share-based compensation expense, transaction-related Partnership and integration expenses, severance, and certain non-recurring costs that, in the opinion of management, significantly affect the period-over-period assessment of operating results, and the related tax effect of those adjustments. We believe that Adjusted Net Income is an appropriate measure of operating performance because it eliminates the impact of income and expenses that do not relate to business performance.
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

Adjusted EBITDA and Adjusted EBITDA Margin
The following table reconciles Adjusted EBITDA and Adjusted EBITDA Margin to net loss, which we consider to be the most directly comparable GAAP financial measure:

	For the Years Ended December 31,
(in thousands, except percentages)	2023	2022
Revenues	$1,218,555	$980,720

Net loss	$(164,019)	$(76,748)
Adjustments to net loss:
Interest expense, net	119,465	71,072
Amortization expense	92,704	81,738
Change in fair value of contingent consideration	61,083	32,307
Share-based compensation	56,222	47,389
Transaction-related Partnership and integration expenses	28,748	34,588
Severance	18,514	1,255
Depreciation expense	5,698	4,620
(Gain) loss on interest rate caps	1,670	(26,220)
Income tax provision	1,285	715
Other(1)	28,834	25,774
Adjusted EBITDA	$250,204	$196,490
Adjusted EBITDA Margin	21%	20%
__________
(1)    Other addbacks to Adjusted EBITDA include certain income and expenses that are considered to be non-recurring or non-operational, including certain recruiting costs, professional fees, litigation costs and bonuses. In 2022, these addbacks also included certain expenses related to remediation efforts.
Organic Revenue and Organic Revenue Growth
The following table reconciles Organic Revenue and Organic Revenue Growth to commissions and fees, which we consider to be the most directly comparable GAAP financial measure:

	For the Years Ended December 31,
(in thousands, except percentages)	2023	2022
Commissions and fees	$1,211,828	$980,720
Partnership commissions and fees(1)	(44,696)	(280,660)
Organic Revenue	$1,167,132	$700,060
Organic Revenue Growth(2)	$187,213	$132,610
Organic Revenue Growth %(2)	19%	23%
__________
(1)    Includes the first twelve months of such commissions and fees generated from newly acquired Partners.
(2)    Organic Revenue for the year ended December 31, 2022 used to calculate Organic Revenue Growth for the year ended December 31, 2023 was $979.9 million, which is adjusted to reflect revenues from Partnerships that reached the twelve-month owned mark during the year ended December 31, 2023.

Adjusted Net Income and Adjusted Diluted EPS
The following table reconciles Adjusted Net Income to net loss attributable to BRP Group and reconciles Adjusted Diluted EPS to diluted loss per share, which we consider to be the most directly comparable GAAP financial measures:

	For the Years Ended December 31,
(in thousands, except per share data)	2023	2022
Net loss attributable to BRP Group	$(90,141)	$(41,772)
Net loss attributable to noncontrolling interests	(73,878)	(34,976)
Amortization expense	92,704	81,738
Change in fair value of contingent consideration	61,083	32,307
Share-based compensation	56,222	47,389
Transaction-related Partnership and integration expenses	28,748	34,588
Severance	18,514	1,255
(Gain) loss on interest rate caps, net of cash settlements	12,588	(24,012)
Depreciation	5,698	4,620
Amortization of deferred financing costs	5,129	5,120
Other(1)	28,834	25,774
Adjusted pre-tax income	145,501	132,031
Adjusted income taxes(2)	14,405	13,071
Adjusted Net Income	$131,096	$118,960

Weighted-average shares of Class A common stock outstanding - diluted	60,135	56,825
Dilutive effect of unvested stock awards	3,874	3,526
Exchange of Class B common stock(3)	53,132	55,450
Adjusted diluted weighted-average shares outstanding	117,141	115,801

Adjusted Diluted EPS	$1.12	$1.03

Diluted loss per share	$(1.50)	$(0.74)
Effect of exchange of Class B common stock and net loss attributable to noncontrolling interests per share	0.10	0.08
Other adjustments to loss per share	2.64	1.80
Adjusted income taxes per share	(0.12)	(0.11)
Adjusted Diluted EPS	$1.12	$1.03
___________
(1)    Other addbacks to Adjusted Net Income include certain income and expenses that are considered to be non-recurring or non-operational, including certain recruiting costs, professional fees, litigation costs and bonuses. In 2022, these addbacks also included certain expenses related to remediation efforts.
(2)    Represents corporate income taxes at assumed effective tax rate of 9.9% applied to adjusted pre-tax income.
(3)    Assumes the full exchange of Class B common stock for Class A common stock pursuant to the Amended LLC Agreement.

INSURANCE ADVISORY SOLUTIONS OPERATING GROUP RESULTS
The Insurance Advisory Solutions Operating Group (“IAS”) provides expertly-designed commercial risk management, employee benefits and private risk management solutions for businesses and high-net-worth individuals, as well as their families, through our national footprint which has assimilated some of the highest quality independent insurance brokers in the country with vast and varied strategic capabilities and expertise.

	For the Years Ended December 31,		Variance
(in thousands, except percentages)	2023	2022	Amount	%
Revenues:
Commissions and fees	$626,828	$558,776	$68,052	12%
Investment income	3,637	—	3,637	—%
Total revenues	630,465	558,776	71,689	13%

Operating expenses:
Commissions, employee compensation and benefits	433,596	385,492	48,104	12%
Other operating expenses	79,100	73,638	5,462	7%
Amortization expense	51,568	50,209	1,359	3%
Change in fair value of contingent consideration	41,481	26,429	15,052	57%
Depreciation expense	1,462	1,476	(14)	(1)%
Total operating expenses	607,207	537,244	69,963	13%

Operating income	23,258	21,532	1,726	8%
Total other income (expense)	(106)	497	(603)	(121)%
Income before income taxes	$23,152	$22,029	$1,123	5%
Commissions and Fees
IAS generates commissions for placing insurance policies on behalf of its Insurance Company Partners. IAS generates profit-sharing income based on either the underlying book of business or performance, such as loss ratios. IAS also generates fees from consulting and service fee arrangements, which are in place with certain Clients for a negotiated fee.
IAS commissions and fees increased $68.1 million, or 12%, year over year to $626.8 million. Core commissions and fees grew organically by $58.9 million, which was driven by 17% sales velocity (new business as a percentage of prior year commissions and fees) and resultant net new business across Client industry sectors, as well as by growth arising from rate and exposure of 3%. Certain industries, such as construction, were impacted by a difficult financing environment, which caused a slowdown in job starts. Renewal business was impacted by rate increases across many property-related policies, partially offset by premium rate reductions in lines such as Directors and Officers Liability. IAS commissions and fees also increased from profit-sharing and other revenue of $9.3 million driven by improvements in performance against profit-sharing measures such as premium volumes and loss ratio-related parameters.
Commissions, Employee Compensation and Benefits
Commissions, employee compensation and benefits expense for IAS increased $48.1 million, or 12%, year over year. Colleague compensation, and benefits increased $33.7 million, or 9%, in correlation with our revenue growth. IAS commissions, employee compensation and benefits expense for 2023 also included $8.5 million related to contingent earnout liabilities that were reclassified, at the Partner's option, to an earnout incentive bonus that will be paid out to Colleagues.
Other Operating Expenses
Other operating expenses for IAS increased $5.5 million year over year, driven by our investment in technology to support our growth and integration activity of $6.2 million and travel and entertainment costs of $2.9 million. These increases were partially offset by lower costs for professional fees of $1.5 million, software and internet expenses of $1.3 million and consulting fees of $1.1 million.

Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration for IAS was a $41.5 million loss for the year ended December 31, 2023 as compared to a $26.4 million loss for the same period of 2022. The fair value loss related to contingent consideration for 2023 was impacted by positive changes in revenue growth trends of certain Partners and accretion of the contingent earnout obligations approaching their respective measurement dates.
UNDERWRITING, CAPACITY & TECHNOLOGY SOLUTIONS OPERATING GROUP RESULTS
The Underwriting, Capacity & Technology Solutions Operating Group (“UCTS”) consists of three distinct businesses. Through our MGA of the Future platform, we manufacture proprietary, technology-enabled insurance products with a focus on sheltered channels where our products deliver speed, ease of use and certainty of execution, an example of which is our national embedded renters insurance product sold at point of lease via integrations with property management software providers. Our MGA of the Future product suite is now comprised of more than 12 products across personal, commercial and specialty lines. Our specialty wholesale broker business delivers professionals, individuals and niche industry businesses expanded access to exclusive specialty markets, capabilities and programs requiring complex underwriting and placement. And in the third quarter of 2023, we launched our reinsurance brokerage business, Juniper Re.

	For the Years Ended December 31,		Variance
(in thousands, except percentages)	2023	2022	Amount	%
Revenues:
Commissions and fees	$418,014	$307,748	$110,266	36%
Investment income	2,135	—	2,135	—%
Total revenues	420,149	307,748	112,401	37%

Operating expenses:
Commissions, employee compensation and benefits	311,708	218,859	92,849	42%
Other operating expenses	44,663	31,313	13,350	43%
Amortization expense	18,188	16,946	1,242	7%
Change in fair value of contingent consideration	17,755	5,354	12,401	232%
Depreciation expense	705	615	90	15%
Total operating expenses	393,019	273,087	119,932	44%

Operating income	27,130	34,661	(7,531)	(22)%
Total other income (expense)	1,148	(371)	1,519	n/m
Income before income taxes	$28,278	$34,290	$(6,012)	(18)%
__________
n/m    not meaningful
Commissions and Fees
UCTS generates commissions for underwriting and placing insurance policies on behalf of its Insurance Company Partners. In addition, UCTS generates policy fee and installment fee revenue for acting in the capacity of an MGA and fulfilling certain administrative functions on behalf of Insurance Company Partners, including delivery of policy documents, processing payments and other administrative functions. UCTS also generates profit-sharing income, generally based on the profitability on the underlying book of business of the policies it generates on behalf of its Insurance Company Partners. Furthermore, UCTS generates fees from service fee arrangements, which are in place with certain customers for a negotiated fee.
UCTS commissions and fees increased $110.3 million, or 36%, year over year to $418.0 million. The increase is primarily attributable to higher core commissions and fees of $99.0 million, which was driven by continued outperformance in our multi-family business (accounting for $28 million of the year-over-year increase in core commissions and fees) and momentum in our homeowners and commercial umbrella products (accounting for $33 million and $17 million, respectively, of the year-over-year increase in core commissions and fees), with the remaining contribution attributable to new business across our other product lines. Profit-sharing and other revenue increased by $11.3 million driven by strong underwriting performance in our multi-family and homeowners product suite.

Commissions, Employee Compensation and Benefits
Commissions, employee compensation and benefits expense for UCTS includes both outside commissions paid to partners that distribute UCTS' MGA products and compensation paid primarily to Colleagues, and to a small extent, outside contractors. Commissions, employee compensation and benefits expense for UCTS increased $92.8 million year over year as a result of increases in outside commissions and other compensation. Outside commissions increased $55.8 million, or 36%, in line with the growth in UCTS commissions and fees. Colleague compensation, and benefits increased $27.9 million, or 45%, driven by continued investments in headcount to support the growth of existing and new products.
Other Operating Expenses
Other operating expenses for UCTS increased $13.4 million year over year, driven by continued investments in infrastructure to support the growth of the business of $10.1 million and payment processing fees for our MGA business of $1.5 million.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration for UCTS was a $17.8 million loss for the year ended December 31, 2023 as compared to a $5.4 million loss for the same period of 2022. The fair value loss related to contingent consideration for 2023 was impacted by positive changes in revenue growth trends of certain partners and accretion of the contingent earnout obligations approaching their respective measurement dates.
MAINSTREET INSURANCE SOLUTIONS OPERATING GROUP RESULTS
The Mainstreet Insurance Solutions Operating Group (“MIS”) offers personal insurance, commercial insurance, and life and health solutions to individuals and businesses in their communities, with a focus on accessing clients via sheltered distribution channels, which include, but are not limited to, new home builders, realtors, mortgage originators/lenders, master planned communities, and various other community centers of influence. MIS also offers consultation for government assistance programs and solutions, including traditional Medicare, Medicare Advantage and Affordable Care Act, to seniors and eligible individuals through a network of primarily independent contractor agents.

	For the Years Ended December 31,		Variance
(in thousands, except percentages)	2023	2022	Amount	%
Revenues:
Commissions and fees	$234,697	$157,038	$77,659	49%
Total revenues	234,697	157,038	77,659	49%

Operating expenses:
Commissions, employee compensation and benefits	148,240	97,732	50,508	52%
Other operating expenses	31,698	25,702	5,996	23%
Amortization expense	22,848	14,578	8,270	57%
Change in fair value of contingent consideration	1,847	524	1,323	252%
Depreciation expense	570	278	292	105%
Total operating expenses	205,203	138,814	66,389	48%

Operating income	29,494	18,224	11,270	62%
Total other income	30	28	2	7%
Income before income taxes	$29,524	$18,252	$11,272	62%
Commissions and Fees
MIS generates commissions for placing insurance policies on behalf of its Insurance Company Partners. In addition, MIS generates profit-sharing income based on either the underlying book of business or performance, such as loss ratios. MIS also generates commissions and fees in the form of marketing income, which is earned through co-branded marketing campaigns with our Insurance Company Partners.

MIS commissions and fees increased $77.7 million, or 49%, year over year to $234.7 million. MIS core commissions and fees grew organically by $30.8 million driven by our legacy Mainstreet business (accounting for $8.6 million of the year-over-year increase in core commissions and fees), the national mortgage and real estate channel (accounting for $6.3 million of the year-over-year increase in core commissions and fees), and our Westwood Partner (accounting for $15.9 million of the year-over-year increase in core commissions and fees subsequent to reaching the twelve-month owned mark). MIS commissions and fees also grew $42.2 million from the impact of 2022 Partnerships for which there were no comparable revenues in the same period of 2022. In addition, MIS profit-sharing and other revenue increased by $4.8 million primarily resulting from improvements in loss ratios and the number of policies sold.
Commissions, Employee Compensation and Benefits
Commissions, employee compensation and benefits expense for MIS increased $50.5 million. or 52%, year over year, due in part to the correlation of compensation to our revenue growth and as a result of investing in our future as we continue to expand the distribution footprint of our national mortgage and real estate channel. Significant drivers of commissions, employee compensation and benefits expense include Colleague compensation and benefits, which increased $12.2 million, or 21%, and outside commissions, which increased $9.4 million, or 25%. The increase in commissions, employee compensation and benefits expense also includes $24.5 million attributable to the impact of 2022 Partnerships for which there was no comparable compensation expense in the same period of 2022.
Other Operating Expenses
Other operating expenses in MIS increased $6.0 million year over year, driven by higher lead generation fees relating to the expansion of our national mortgage and real estate channel of $4.3 million, investment in technology to support our growth of $2.5 million and travel and entertainment of $1.1 million. These increases were partially offset by lower costs for professional fees of $1.7 million.
Amortization Expense
Amortization expense in MIS increased $8.3 million year over year, primarily driven by the amortization of intangible assets recorded in connection with our Westwood Partnership.
Change in Fair Value of Contingent Consideration
The fair value loss related to contingent consideration for MIS of $1.8 million in 2023 was primarily related to our Westwood Partnership, which outperformed on our platform since the date of Partnership.

CORPORATE AND OTHER RESULTS

	For the Years Ended December 31,		Variance
(in thousands, except percentages)	2023	2022	Amount	%
Revenues:
Commissions and fees	$(67,711)	$(42,842)	$(24,869)	58%
Investment income	955	—	955	—%
Total revenues	(66,756)	(42,842)	(23,914)	56%

Operating expenses:
Commissions, employee compensation and benefits	17,810	17,362	448	3%
Other operating expenses	34,806	43,055	(8,249)	(19)%
Amortization expense	100	5	95	n/m
Depreciation expense	2,961	2,251	710	32%
Total operating expenses	55,677	62,673	(6,996)	(11)%

Operating loss	(122,433)	(105,515)	(16,918)	16%

Other income (expense):
Interest expense, net	(119,652)	(71,334)	(48,318)	68%
Other income (expense), net	(1,603)	26,245	(27,848)	(106)%
Total other expense	(121,255)	(45,089)	(76,166)	169%

Loss before income taxes	(243,688)	(150,604)	(93,084)	62%
Income tax expense	1,170	715	455	64%
Net loss	$(244,858)	$(151,319)	$(93,539)	62%
__________
n/m    not meaningful
Commissions and Fees
The Corporate and Other non-reportable segment records the elimination of intercompany revenue from the Operating Groups. During 2023, UCTS recorded intercompany commissions and fees of $65.9 million related to the QBE Program Administrator Agreement and agency bill arrangements, and MIS recorded intercompany commissions of $1.8 million under agency bill and direct bill arrangements.
The substantial increase in intercompany commissions and fees year over year is related to the QBE Program Administrator Agreement, which was effective May 1, 2022. We expect revenue recognized from this agreement to continue to grow as we serve as the MGA on more intersegment revenue such as homeowners insurance sold through MIS.
Commissions, Employee Compensation and Benefits
The Corporate and Other non-reportable segment records the elimination of intercompany commissions, employee compensation and benefits expense from the Operating Groups. Corporate and Other commissions, employee compensation and benefits decreased from higher intercompany commissions expense elimination of $24.9 million, which was offset by higher severance expense of $13.0 million related to the retirement of two of our executive officers and Colleague terminations, and higher advisor commissions expense of $13.1 million.
A significant portion of the intercompany commissions, employee compensation and benefits expense recorded to Corporate and Other is related to the QBE Program Administrator Agreement. We expect commissions, employee compensation and benefits expense related to this agreement to continue to grow as we serve as the MGA on more intersegment revenue such as homeowners insurance sold through the MIS.

Other Operating Expenses
Other operating expenses in Corporate and Other decreased $8.2 million year over year driven by lower costs for travel and entertainment of $3.2 million, repairs and maintenance of $2.1 million, licenses and taxes of $1.6 million, advertising and marketing of $1.3 million and consulting fees of $1.1 million. These decreases were partially offset by higher costs for rent expense of $1.9 million.
Interest Expense, Net
Interest expense, net, increased by $48.3 million year over year resulting primarily from the higher interest rate environment and, to a lesser extent, higher average borrowings outstanding on our credit facility. We expect interest expense to increase slightly in 2024 as interest rates are expected to remain high in the near-term.
Other Income (Expense), Net
Other income (expense), net, decreased by $27.8 million year over year driven by a $26.2 million gain recognized on interest rate caps for 2022 in connection with rising interest rates and market estimates for future rate increases. Comparatively, we recognized a $1.7 million loss on interest rate caps for 2023.
LIQUIDITY AND CAPITAL RESOURCES
Our primary liquidity needs for the foreseeable future will include cash to (i) provide capital to facilitate the organic growth of our business and to fund future Partnerships, (ii) pay operating expenses, including cash compensation to our Colleagues and expenses related to being a public company, (iii) make payments under the Tax Receivable Agreement, (iv) pay interest and principal due on borrowings under the JPM Credit Agreement, (v) pay contingent earnout liabilities, (vi) pay income taxes, and (vii) fund potential investments in third party businesses that support the growth of our business, which may include the sponsorship of, and a minority, non-controlling interest in, an investment fund, the purpose of which may include facilitating the establishment of additional and alternative capacity that supports the growth of our MGA of the Future business.
We have historically financed our operations and funded our debt service through the sale of our insurance products and services, and we have financed significant cash needs to fund growth through the acquisition of Partners through debt and equity financing.
In the near term, we intend to fund our earnout obligations with cash and cash equivalents, cash flow from operations and available borrowings. During 2023, we increased our borrowings under the Term Loan B by $170.0 million and we used $165.0 million of the proceeds to partially repay outstanding amounts under the Revolving Facility, which increased our available borrowing capacity to pay our future earnout obligations. From time to time, we will consider raising additional debt or equity financing if and as necessary to support our growth, including in connection with the exploration of Partnership opportunities or to refinance existing obligations on an opportunistic basis.
As of December 31, 2023, our cash and cash equivalents were $116.2 million and we had $259.0 million of available borrowing capacity on the Revolving Facility under the JPM Credit Agreement. We believe that our cash and cash equivalents, cash flow from operations and available borrowings will be sufficient to fund our working capital and meet our commitments for the next twelve months and beyond.
See Item 1A. “Risk Factors—Risks Relating to our Business Operations and Industry—Partnerships have been, and may in the future continue to be, important to our growth. We may not be able to successfully identify and acquire Partners or integrate Partners into our company, and we may become subject to certain liabilities assumed or incurred in connection with our Partnerships that could harm our business, results of operations and financial condition.”
JPM Credit Agreement
As of December 31, 2023, our JPM Credit Agreement provides for senior secured credit facilities in an aggregate principal amount of $1.62 billion, which consists of (i) a term loan facility in the principal amount of $1.02 billion maturing in October 2027 (the “Term Loan B”) and (ii) a revolving credit facility with commitments in an aggregate principal amount of $600.0 million maturing in April 2027 (the “Revolving Facility”).
The Term Loan B accrues interest at term SOFR plus a credit spread adjustment between 11 bps and 43 bps based on the term SOFR rate plus an applicable margin of 350 bps, subject to a term SOFR floor of 50 bps. At December 31, 2023, the outstanding borrowings on the Term Loan B of $998.7 million had an applicable interest rate of 8.97%.

Borrowings under the Revolving Facility accrue interest at SOFR plus 210 bps to SOFR plus 310 bps based on total net leverage ratio. BRP will pay a letter of credit fee equal to the margin then in effect with respect to SOFR loans under the Revolving Facility multiplied by the daily amount available to be drawn under any letter of credit, a fronting fee and any customary documentary and processing charges for any letter of credit issued under the JPM Credit Agreement. The outstanding borrowings on the Revolving Facility of $341.0 million had an applicable interest rate of 8.46% at December 31, 2023. The Revolving Facility is also subject to a commitment fee of 0.40% on the unused capacity at December 31, 2023.
We have entered into interest rate cap agreements to limit the potential impact of interest rate changes on cash flows. The interest rate caps limit the variability of the base rate to the amount of the cap. The interest rate cap agreements in place at December 31, 2023 mitigate the interest rate volatility on $300.0 million of debt to a maximum base rate of 1.50% through March 2024 and mitigate the interest rate volatility on $1.2 billion of debt to a maximum base rate of 7.00% through November 2025.
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
Contractual Obligations and Commitments
The following table represents our contractual obligations and commitments, aggregated by type, at December 31, 2023:

		Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$111,197	$21,499	$39,532	$32,422	$17,744
Debt obligations payable(2)	1,766,074	128,209	253,661	1,384,204	—
Undiscounted estimated contingent earnout obligation(3)	308,997	233,433	75,564	—	—
USF Grant	4,200	848	1,720	1,632	—
Total	$2,190,468	$383,989	$370,477	$1,418,258	$17,744
__________
(1)    Represents noncancelable operating leases for our facilities, including operating leases classified as held for sale on the consolidated balance sheet at December 31, 2023. Operating lease expense was $23.2 million and $19.9 million for the years ended December 31, 2023 and 2022, respectively.
(2)    Represents scheduled debt obligation and interest payments under the JPM Credit Agreement.
(3)    Represents the total expected future payments to be made to Partners at December 31, 2023.
Our contractual obligations and commitments are comprised of operating lease obligations, principal and interest payments on our borrowings under the JPM Credit Agreement, potential payments of contingent earnout liabilities and our commitment to the University of South Florida (“USF”).
Our operating lease obligations represent noncancelable agreements for our corporate headquarters and office space for our insurance brokerage business. Our operating lease agreements expire through February 2031. These obligations do not include leases with an initial term of twelve months or less, which are expensed as incurred. We may extend, terminate or otherwise modify or sub-lease facilities as needed to best suit the needs of our business. The lease term is the non-cancelable period of the lease and includes options to extend or terminate the lease when it is reasonably certain that an option will be exercised.
Borrowings under our JPM Credit Agreement include $998.7 million under the Term Loan B and $341.0 million on the Revolving Facility. Interest payable on outstanding borrowings on the Term Loan B and Revolving Facility in the table above was calculated based on applicable interest rates at December 31, 2023 of 8.97% and 8.46%, respectively, through their respective maturity dates of October 2027 and April 2027.

Substantially all of our Partnerships and certain acquisitions of select books of business that do not constitute a complete business enterprise include contractual earnout provisions. We record an estimation of the fair value of the contingent earnout obligations at the Partnership date as a component of the consideration paid. Our contingent earnout obligations are measured at fair value each reporting period based on the present value of the expected future payments to be made to Partners in accordance with the provisions outlined in the respective purchase agreements. The recorded obligations are based on estimates of the Partners’ future performance using financial projections for the earnout measurement period. The aggregate estimated contingent earnout liabilities included on our consolidated balance sheet at December 31, 2023 was $276.5 million, of which $10.8 million must be settled in cash and the remaining $265.7 million can be settled in cash or stock at our option. The undiscounted estimated contingent earnout obligation presented in the table above represents the total expected future payments to be made to the Partners. The undiscounted estimated contingent earnout obligation at December 31, 2023 was $309.0 million, of which $11.9 million must be settled in cash and the remaining $297.1 million can be settled in cash or stock at our option. The maximum estimated exposure to the contingent earnout liabilities was $607.4 million at December 31, 2023.
As of December 31, 2023, we have a remaining commitment to USF to donate $4.2 million through October 2028. The gift will provide support for the School of Risk Management and Insurance in the USF Muma College of Business. It is currently anticipated that Lowry Baldwin, the Company's Chairman, will fund half of this commitment.
Effects of Inflation
Certain of our lease agreements feature annual rent escalations either fixed or based on a consumer price index or other index, which, historically, have not had a material impact on our results of operations, including our results of operations for the years ended December 31, 2023, 2022 and 2021. Given the recent rise in inflation, we anticipate the inflation rate increase for the upcoming year to be higher than those of past years. Despite this anticipated increase, we do not anticipate the inflation rate increase for 2024 to have a material impact on our results of operations. We have monitored and will continue to monitor the components of compensation costs and operating expenses for the potential impact of inflation.
Off-Balance Sheet Arrangements
We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any activities that expose us to any liability that is not reflected in our consolidated financial statements except for those described under this Liquidity and Capital Resources section.
Dividend Policy
Assuming BRP makes distributions to its members in any given year, the determination to pay dividends, if any, to our Class A common stockholders out of the portion, if any, of such distributions remaining after our payment of taxes, Tax Receivable Agreement payments and expenses (any such portion, an “excess distribution”) will be made at the sole discretion of our board of directors. Our board of directors may change our dividend policy at any time. Refer to Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy for additional information.
Tax Receivable Agreement
BRP Group is a party to the Tax Receivable Agreement with BRP’s LLC Members that provides for the payment by BRP Group to BRP’s LLC Members of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that BRP Group actually realizes as a result of (i) any increase in tax basis in BRP assets resulting from (a) previous acquisitions by BRP Group of LLC Units from BRP’s LLC Members, (b) the acquisition of LLC Units from BRP’s LLC Members using the net proceeds from any future offering, (c) redemptions or exchanges by BRP’s LLC Members of LLC Units and the corresponding number of shares of Class B common stock for shares of Class A common stock or cash or (d) payments under the Tax Receivable Agreement, and (ii) tax benefits related to imputed interest resulting from payments made under the Tax Receivable Agreement.

Holders of LLC Units (other than BRP Group) may, subject to certain conditions and transfer restrictions described above, redeem or exchange their LLC Units for shares of Class A common stock of BRP Group on a one-for-one basis. BRP intends to make an election under Section 754 of the Internal Revenue Code of 1986, as amended, and the regulations thereunder (the “Code”) effective for each taxable year in which a redemption or exchange of LLC Units for shares of Class A common stock occurs, which is expected to result in increases to the tax basis of the assets of BRP at the time of a redemption or exchange of LLC Units. The redemptions or exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of BRP. These increases in tax basis may reduce the amount of tax that BRP Group would otherwise be required to pay in the future. The Tax Receivable Agreement with BRP’s LLC Members provides for the payment by us to BRP’s LLC Members of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that BRP Group actually realizes as a result of the transactions listed in the preceding paragraph. This payment obligation is an obligation of BRP Group and not of BRP. For purposes of the Tax Receivable Agreement, the cash tax savings in income tax will be computed by comparing the actual income tax liability of BRP Group (calculated with certain assumptions) to the amount of such taxes that BRP Group would have been required to pay had there been no increase to the tax basis of the assets of BRP as a result of the redemptions or exchanges and had BRP Group not entered into the Tax Receivable Agreement. Estimating the amount of payments that may be made under the Tax Receivable Agreement is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. The actual increase in tax basis, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of redemptions or exchanges, the price of shares of our Class A common stock at the time of the redemption or exchange, the extent to which such redemptions or exchanges are taxable, the amount and timing of our income, the tax rates then applicable and the portion of our payments under the Tax Receivable Agreement constituting imputed interest. We account for the effects of these increases in tax basis and associated payments under the Tax Receivable Agreement arising from future redemptions or exchanges as follows:
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
During 2023, we exchanged 2,082,424 LLC Units of BRP on a one-for-one basis for shares of BRP Group's Class A common stock and cancelled the corresponding shares of BRP Group's Class B common stock. We receive an increase in our share of the tax basis in the net assets of BRP due to the interests being redeemed. We have assessed the realizability of the net deferred tax assets and in that analysis have considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. We have recorded a full valuation allowance against the deferred tax assets at BRP Group as of December 31, 2023, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances.
Deferred Tax Assets
To determine the realizability of our deferred tax assets, we analyzed if the Company was in a cumulative pre-tax income or loss position over a three-year period (2021, 2022 and 2023). Based on the analysis, the Company is in a pre-tax book loss position, and therefore we have determined that its deferred tax assets are not more likely than not to be realized. Accordingly, we maintain a full valuation allowance against our deferred tax assets. As the Company emerges from its cumulative loss position, we will reassess the realizability of our deferred tax assets and the necessity for a full valuation allowance.

Sources and Uses of Cash
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated:

	For the Years Ended December 31,		Variance
(in thousands)	2023	2022
Net cash provided by (used in) operating activities	$44,644	$(2,462)	$47,106
Net cash used in investing activities	(21,922)	(414,357)	392,435
Net cash provided by (used in) financing activities	(26,230)	419,553	(445,783)
Net increase (decrease) in cash and cash equivalents and restricted cash	(3,508)	2,734	(6,242)
Cash and cash equivalents and restricted cash at beginning of year	230,471	227,737	2,734
Cash and cash equivalents and restricted cash at end of year	$226,963	$230,471	$(3,508)
Operating Activities
The primary sources and uses of cash for operating activities are net income (loss) adjusted for non-cash items and changes in assets and liabilities, or operating working capital, and payment of contingent earnout consideration. Net cash provided by operating activities increased $47.1 million year over year, driven by an increase in cash related to lower contingent earnout consideration payments in excess of the liability recognized at the acquisition date of $25.6 million and better operating leverage year over year.
Investing Activities
The primary sources and uses of cash for investing activities relate to cash consideration paid to fund Partnerships and other investments to grow our business. Net cash used in investing activities decreased $392.4 million year over year, driven by a decrease in cash consideration paid for Partnership activity of $389.2 million as a result of an overall decrease in Partnership activity during 2023.
Financing Activities
The primary sources and uses of cash for financing activities relate to the issuance of our Class A common stock; debt servicing costs in connection with the JPM Credit Agreement, as well as purchases, sales and settlements of interest rate caps to mitigate interest rate volatility on that debt; payment of contingent earnout consideration; and other equity transactions. Net cash provided by financing activities decreased $445.8 million year over year to net cash used in financing activities of $26.2 million, driven by a decrease in net proceeds from borrowings on our credit facilities of $464.9 million, offset in part by an increase in cash from fewer payments of contingent earnout consideration up to the amount of purchase price accrual of $20.4 million.
RECENT ACCOUNTING PRONOUNCEMENTS
Please refer to Note 1 to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for a discussion of recent accounting pronouncements that may impact us.

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
Critical Accounting Policies
Revenue Recognition
Commission revenue is earned at a point in time upon the effective date of bound insurance coverage, as no performance obligation exists after coverage is bound. The Company makes its best estimate of direct bill commissions at the policy effective date, particularly in employee benefits within IAS, which is subject to change based on enrollment and other factors over the policy period.
Commission revenue is recorded net of an allowance for estimated policy cancellations. The allowance for estimated policy cancellations is determined based on an evaluation of historical and current cancellation data.
Medicare contracts in the Mainstreet Insurance Solutions Operating Group are multi-year arrangements in which we are entitled to renewal commissions. However, we have applied a constraint to renewal commissions that limits revenue recognized when a risk of significant reversals exists based on: (i) historical renewal patterns; and (ii) the influence of external factors outside of our control, including policyholder discretion over plans and Insurance Company Partner relationship, political influence, and a contractual provision, which limits our right to receive renewal commissions to ongoing compliance and regulatory approval of the relevant Insurance Company Partner and compliance with the Centers for Medicare and Medicaid Services.
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
Critical Accounting Estimates
We have determined that there are significant judgments and uncertainties included in the application of guidance for impairment of intangible assets and goodwill; valuation of contingent consideration; and valuation allowance for deferred tax assets. The nature of the estimates and assumptions used and the impact the estimates and assumptions could have on our actual results are discussed in the tables below.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Impairment of Intangible Assets
We evaluate our definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. These events and circumstances include, but are not limited to: higher than expected attrition for relationships; a current expectation that an intangible asset will be disposed of significantly before the end of its previously estimated useful life, such as when we classify a business as held for sale; or a significant adverse change in the extent or manner in which we use an intangible asset.

Undiscounted cash flow analyses are used to determine if impairment exists; if impairment is determined to exist, the loss is calculated based on estimated fair value.	Our impairment evaluations require us to apply judgment in determining whether a triggering event has occurred, including the evaluation of whether it is more-likely-than-not that a intangible asset will be disposed of significantly before the end of its previously estimated useful life. Incorrect estimation of useful lives may result in inaccurate amortization charges over future periods leading to future impairment.

Our impairment loss calculations contain uncertainties because they require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values, including forecasting useful lives of the assets and selecting the discount rate that reflects the risk inherent in future cash flows.
During the last three years, we have not made any changes in the accounting methodology used to evaluate the impairment of intangible assets or to estimate the useful lives of our intangible assets.

At December 31, 2023, we had $1.0 billion of intangible assets, which are included in each of our reporting units at the following amounts:

Insurance Advisory Solutions—$678.2 million

Underwriting, Capacity & Technology Solutions—$109.4 million

Mainstreet Insurance Solutions—$221.7 million

We performed a qualitative analysis of each of our asset groups as of October 1, 2023 and determined that there were no events or changes in circumstances that had occurred to indicate that the carrying amount of our intangible assets may not be recoverable. The Company also determined there were no triggering events through December 31, 2023 that would cause the Company to perform an interim period analysis. We did not record impairment charges for intangible assets in 2023, 2022 or 2021.

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

At December 31, 2023, we had $1.4 billion of goodwill. Our goodwill is included in each of our Operating Groups at the following amounts:

Insurance Advisory Solutions—$906.1 million

Underwriting, Capacity & Technology Solutions—$261.9 million

Mainstreet Insurance Solutions—$244.3 million

A quantitative goodwill impairment analysis was performed for each of our reporting units as of October 1, 2023. Based on these studies, the implied fair value of each of our reporting units was substantially in excess of its carrying value. Therefore, we concluded there were no indicators of impairment. A hypothetical 10% decrease in the estimated fair value of any of our reporting units would not have resulted in a different conclusion.

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

The fair values of these contingent consideration arrangements are included as part of the purchase price of the acquired companies on their respective acquisition dates. For each transaction, we estimate the fair value of contingent earnout payments as part of the initial purchase price and record the estimated fair value of contingent consideration as a liability on the consolidated balance sheets. The fair values of the earnout arrangements are estimated by discounting the expected future contingent payments to present value using a variation of the income approach, specifically using a Monte Carlo Simulation approach. We have 26 Partners with a corresponding contingent consideration liability still outstanding at December 31, 2023.
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
We review and re-assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could be materially different from the initial estimates or prior quarterly amounts. Any changes in the estimated fair value of contingent considerations and adjustments to the estimated fair value related to unobservable inputs will be recognized within change in fair value of contingent consideration in the consolidated statements of comprehensive loss. We recognized $61.1 million of expense related to the change in fair value of contingent consideration in 2023.

At December 31, 2023, we recorded $276.5 million of contingent consideration liabilities related to the 26 contingent consideration arrangements still outstanding and the total potential maximum of the contingent consideration payments is $607.4 million. If all remaining revenue, insured value and rental units targets were achieved, our Partners would be entitled to payments of up to $408.8 million in calendar year 2024 for achieving targets through September 30, 2024; $188.5 million in calendar year 2025 for achieving targets through September 30, 2025; and $10.0 million in calendar year 2026 for achieving targets through September 30, 2026. If the actual achievement of contingent consideration payments in 2024 through 2026 was at the maximum target amounts, we would record an additional $330.9 million of expense over the next three years.

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

We are required to establish a valuation allowance for deferred tax assets and record a charge to income if it is determined, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized.	Our evaluation of the realizability of the deferred tax assets contains uncertainties because it requires management to make assumptions and to apply judgment to estimate future taxable income or loss. Many variables go into estimating future taxable income or loss, including estimates of our future revenue growth and management's expectations of ongoing investments. Our evaluation also requires management to consider significant, objective evidence to determine if it is more likely than not that we will be able to realize our deferred tax assets in the future. Considerations include recent results of operations, projected future taxable income, tax-planning strategies, potential changes in tax law and rates, and future reversals of existing taxable temporary differences.

During the last three years, we have not made any changes in the accounting methodology used to evaluate the realizability of the deferred tax assets.

We review and re-assess our cumulative three-year loss before income taxes on a quarterly basis. Deferred tax assets have been reduced by a full valuation allowance at December 31, 2023 due to a determination that it is more likely than not that all of the deferred tax assets will not be realized based on the weight of all available evidence.

If we had concluded that it was more likely than not that the full deferred tax assets will be realized, our valuation allowance would have been reversed and we would have recognized deferred tax assets of approximately $140.1 million on our consolidated balance sheet at December 31, 2023.

If we did not have a valuation allowance established, we would have recognized an income tax benefit of approximately $19.3 million for the year ended December 31, 2023.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Our invested assets are held primarily as cash and cash equivalents and restricted cash. To a lesser extent, we may also utilize certificates of deposit, U.S. treasury securities and professionally managed short duration fixed income funds. These investments are subject to market risk. The fair values of our invested assets at December 31, 2023 and 2022 approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.
At December 31, 2023, we had $998.7 million and $341.0 million of borrowings outstanding under the Term Loan B and the Revolving Facility, respectively. These borrowings bear interest on a floating basis tied to either the prime rate or one of various other variable rates as defined in the JPM Credit Agreement. The variable rate currently in effect for each of the Term Loan B and the Revolving Facility is SOFR. The Term Loan B accrues interest at term SOFR plus a credit spread adjustment between 11 bps and 43 bps based on the term SOFR rate plus an applicable margin of 350 bps, subject to a term SOFR floor of 50 bps. Borrowings under the Revolving Facility accrue interest at SOFR plus 210 bps to SOFR plus 310 bps based on total net leverage ratio.
We have entered into interest rate cap agreements to limit the potential impact of interest rate changes on cash flows. The interest rate caps limit the variability of the base rate to the amount of the cap. The interest rate cap agreements in place at December 31, 2023 mitigate the interest rate volatility on $300.0 million of debt to a maximum base rate of 1.50% through March 2024 and mitigate the interest rate volatility on $1.2 billion of debt to a maximum base rate of 7.00% through November 2025. Taking the interest rate cap agreements into consideration, an increase of 100 basis points on the variable interest rates in effect at December 31, 2023 would increase our annual interest expense for the JPM Credit Agreement by $10.4 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of BRP Group, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of BRP Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of comprehensive loss, of stockholders’ equity and mezzanine equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management, acting under the authority delegated to them by the Board; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Valuation of Contingent Earnout Liabilities
As described in Note 19 to the consolidated financial statements, the Company’s contingent earnout liabilities balance was $276.5 million as of December 31, 2023. The fair value of the contingent earnout liabilities is based on Monte Carlo simulations that measure the present value of the expected future payments to be made to acquired companies or producers (“Partners”) in accordance with the provisions outlined in the respective purchase agreements. In determining the fair value, management estimates the Partner’s future performance using financial projections developed for the Partner and market participant assumptions that were derived for revenue growth, the number of rental units tracked or the insured value of sourced homeowners insurance. Management estimates future payments using the earnout formula and performance targets specified in each purchase agreement and the financial projections. These payments are discounted to present value using a risk-adjusted rate.
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
February 28, 2024
We have served as the Company’s auditor since 2019.

BRP GROUP, INC.
Consolidated Balance Sheets

	December 31,
(in thousands, except share and per share data)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$116,209	$118,090
Restricted cash	104,824	112,381
Premiums, commissions and fees receivable, net	627,791	531,992
Prepaid expenses and other current assets	12,730	9,936
Assets held for sale	64,351	—
Total current assets	925,905	772,399
Property and equipment, net	22,713	25,405
Right-of-use assets	85,473	96,465
Other assets	38,134	45,935
Intangible assets, net	1,017,343	1,099,918
Goodwill	1,412,369	1,422,060
Total assets	$3,501,937	$3,462,182
Liabilities, Mezzanine Equity and Stockholders’ Equity
Current liabilities:
Premiums payable to insurance companies	$555,569	$471,294
Producer commissions payable	64,304	53,927
Accrued expenses and other current liabilities	152,954	125,743
Related party notes payable	1,525	1,525
Current portion of contingent earnout liabilities	215,157	46,717
Liabilities held for sale	43,931	—
Total current liabilities	1,033,440	699,206
Revolving line of credit	341,000	505,000
Long-term debt, less current portion	968,183	809,862
Contingent earnout liabilities, less current portion	61,310	220,219
Operating lease liabilities, less current portion	78,999	87,692
Other liabilities	123	164
Total liabilities	2,483,055	2,322,143
Commitments and contingencies (Note 20)
Mezzanine equity:
Redeemable noncontrolling interest	394	487
Stockholders’ equity:
Class A common stock, par value $0.01 per share, 300,000,000 shares authorized; 64,133,950 and 61,447,368 shares issued and outstanding at December 31, 2023 and 2022, respectively	641	614
Class B common stock, par value $0.0001 per share, 100,000,000 shares authorized; 52,422,494 and 54,504,918 shares issued and outstanding at December 31, 2023 and 2022, respectively	5	5
Additional paid-in capital	746,671	704,291
Accumulated deficit	(186,905)	(96,764)
Stockholder notes receivable	—	(42)
Total stockholders’ equity attributable to BRP Group	560,412	608,104
Noncontrolling interest	458,076	531,448
Total stockholders’ equity	1,018,488	1,139,552
Total liabilities, mezzanine equity and stockholders’ equity	$3,501,937	$3,462,182

See accompanying Notes to Consolidated Financial Statements.

BRP GROUP, INC.
Consolidated Statements of Comprehensive Loss

	For the Years Ended December 31,
(in thousands, except share and per share data)	2023	2022	2021
Revenues:
Commissions and fees	$1,211,828	$980,720	$567,290
Investment income	6,727	—	—
Total revenues	1,218,555	980,720	567,290

Operating expenses:
Commissions, employee compensation and benefits	911,354	719,445	400,050
Other operating expenses	190,267	173,708	102,162
Amortization expense	92,704	81,738	48,720
Change in fair value of contingent consideration	61,083	32,307	45,196
Depreciation expense	5,698	4,620	2,788
Total operating expenses	1,261,106	1,011,818	598,916

Operating loss	(42,551)	(31,098)	(31,626)

Other income (expense):
Interest expense, net	(119,465)	(71,072)	(26,899)
Other income (expense), net	(718)	26,137	424
Total other expense	(120,183)	(44,935)	(26,475)

Loss before income taxes	(162,734)	(76,033)	(58,101)
Income tax expense	1,285	715	19
Net loss	(164,019)	(76,748)	(58,120)
Less: net loss attributable to noncontrolling interests	(73,878)	(34,976)	(27,474)
Net loss attributable to BRP Group	$(90,141)	$(41,772)	$(30,646)

Comprehensive loss	$(164,019)	$(76,748)	$(58,120)
Comprehensive loss attributable to noncontrolling interests	(73,878)	(34,976)	(27,474)
Comprehensive loss attributable to BRP Group	(90,141)	(41,772)	(30,646)

Basic and diluted loss per share	$(1.50)	$(0.74)	$(0.64)
Basic and diluted weighted-average shares of Class A common stock outstanding	60,134,776	56,825,348	47,587,866

See accompanying Notes to Consolidated Financial Statements.

BRP GROUP, INC.
Consolidated Statements of Stockholders’ Equity and Mezzanine Equity

	Stockholders' Equity									Mezzanine Equity
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholder Notes Receivable	Non- controlling Interest	Total	Redeemable Non- controlling Interest
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2020	44,953,166	$450	49,828,383	$5	$392,139	$(24,346)	$(465)	$402,087	$769,870	$98
Net income (loss)	—	—	—	—	—	(30,646)	—	(27,645)	(58,291)	171
Issuances of Class A common stock, net of underwriting discounts and offering costs	9,200,000	92	—	—	159,101	—	—	109,128	268,321	—
Equity issued in business combinations	1,053,190	10	7,441,139	1	86,606	—	—	107,990	194,607	—
Share-based compensation, net of forfeitures	2,465,032	25	—	—	16,621	—	—	960	17,606	—
Redemption of Class B common stock	931,471	9	(931,471)	—	8,535	—	—	(8,544)	—	—
Tax distributions to BRP's LLC Members	—	—	—	—	—	—	—	(5,072)	(5,072)	—
Repayment of stockholder notes receivable	—	—	—	—	—	—	246	—	246	—
Balance at December 31, 2021	58,602,859	586	56,338,051	6	663,002	(54,992)	(219)	578,904	1,187,287	269
Net income (loss)	—	—	—	—	—	(41,772)	—	(35,194)	(76,966)	218
Equity issued in business combinations	226,338	2	—	—	2,525	—	—	2,282	4,809	—
Share-based compensation, net of forfeitures	777,037	8	29,430	—	30,658	—	—	(2,100)	28,566	—
Redemption and cancellation of Class B common stock	1,841,134	18	(1,862,563)	(1)	8,106	—	—	(8,123)	—	—
Tax distributions to BRP's LLC Members	—	—	—	—	—	—	—	(4,321)	(4,321)	—
Repayment of stockholder notes receivable	—	—	—	—	—	—	177	—	177	—
Balance at December 31, 2022	61,447,368	614	54,504,918	5	704,291	(96,764)	(42)	531,448	1,139,552	487
Net income (loss)	—	—	—	—	—	(90,141)	—	(74,170)	(164,311)	292
Share-based compensation, net of forfeitures	676,512	7	—	—	23,685	—	—	19,995	43,687	—
Redemption of Class B common stock	2,082,424	21	(2,082,424)	—	19,975	—	—	(19,996)	—	—
Cancellation of Class A common stock	(72,354)	(1)	—	—	(1,280)	—	—	1,281	—	—
Tax distributions to BRP's LLC Members	—	—	—	—	—	—	—	(482)	(482)	—
Repayment of stockholder notes receivable	—	—	—	—	—	—	42	—	42	—
Distributions to variable interest entities	—	—	—	—	—	—	—	—	—	(385)
Balance at December 31, 2023	64,133,950	$641	52,422,494	$5	$746,671	$(186,905)	$—	$458,076	$1,018,488	$394

See accompanying Notes to Consolidated Financial Statements.

BRP GROUP, INC.
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(in thousands)	2023	2022	2021
Cash flows from operating activities:
Net loss	$(164,019)	$(76,748)	$(58,120)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	98,402	86,358	51,508
Change in fair value of contingent consideration	61,083	32,307	45,196
Share-based compensation expense	60,008	47,389	19,193
Payment of contingent earnout consideration in excess of purchase price accrual	(24,326)	(49,926)	(4,825)
Amortization of deferred financing costs	5,129	5,120	3,506
(Gain) loss on interest rate caps	1,670	(26,220)	123
Other loss	361	135	311
Changes in operating assets and liabilities, net of effect of acquisitions:
Premiums, commissions and fees receivable, net	(132,269)	(183,006)	(64,501)
Prepaid expenses and other current assets	(6,849)	(10,383)	(9,681)
Right-of-use assets	17,963	(13,492)	(81,646)
Accounts payable, accrued expenses and other current liabilities	140,675	173,362	55,188
Operating lease liabilities	(13,184)	16,531	83,877
Other liabilities	—	(3,889)	—
Net cash provided by (used in) operating activities	44,644	(2,462)	40,129
Cash flows from investing activities:
Capital expenditures	(21,376)	(21,979)	(5,321)
Proceeds from the sale of assets	3,259	—	—
Cash consideration paid for asset acquisitions	(2,118)	(3,356)	(3,212)
Investments in and loans to business ventures	(1,687)	(1,103)	(1,907)
Cash consideration paid for business combinations, net of cash received	—	(387,919)	(668,033)
Net cash used in investing activities	(21,922)	(414,357)	(678,473)
Cash flows from financing activities:
Proceeds from issuance of Class A common stock, net of underwriting discounts	—	—	269,375
Payment of common stock offering costs	—	—	(1,054)
Payment of contingent earnout consideration up to amount of purchase price accrual	(27,949)	(48,309)	(7,723)
Proceeds from revolving line of credit	111,000	512,000	420,210
Payments on revolving line of credit	(275,000)	(42,000)	(385,210)
Proceeds from long-term debt	170,000	—	441,430
Payments on long-term debt	(9,376)	(8,509)	(5,630)
Payments of debt issuance costs	(4,998)	(1,821)	(1,124)
Proceeds from the sale and settlement of interest rate caps	10,918	21,246	—
Purchase of interest rate caps	—	(3,838)	(6,461)
Tax distributions to BRP's LLC Members	(482)	(9,393)	—
Proceeds from repayment of stockholder notes receivable	42	177	246
Distributions to variable interest entities	(385)	—	—
Net cash provided by (used in) financing activities	(26,230)	419,553	724,059
Net increase (decrease) in cash and cash equivalents and restricted cash	(3,508)	2,734	85,715
Cash and cash equivalents and restricted cash at beginning of year	230,471	227,737	142,022
Cash and cash equivalents and restricted cash at end of year	$226,963	$230,471	$227,737

See accompanying Notes to Consolidated Financial Statements.

BRP GROUP, INC.
Consolidated Statements of Cash Flows (Continued)

	For the Years Ended December 31,
(in thousands)	2023	2022	2021
Supplemental schedule of cash flow information:
Cash paid for interest	$105,386	$62,702	$22,110
Cash paid for taxes	1,430	1,419	—
Disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$6,414	$24,910	$86,524
Capital expenditures incurred but not yet paid	3,583	855	350
Right-of-use assets increased through lease modifications and reassessments	1,063	5,905	6,131
Contingent earnout liabilities assumed in business combinations and asset acquisitions	723	14,918	127,420
Increase (decrease) in goodwill resulting from measurement period adjustments for prior year business combinations	(211)	5,534	(2,206)
Equity interest issued in business combinations and asset acquisitions	—	4,809	194,607
Conversion of contingent earnout liability to related party notes payable and to settle related party notes receivable	—	2,143	61,500
Equity issued in satisfaction of a liability	—	711	—
Non-cash debt issuance costs incurred	—	—	11,557
Non-cash tax distributions payable	—	—	5,072
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents and restricted cash per consolidated balance sheet	$221,033
Restricted cash included in assets held for sale	5,930
Cash and cash equivalents and restricted cash at end of year per consolidated statements of cash flows	$226,963

See accompanying Notes to Consolidated Financial Statements.

BRP GROUP, INC.
Notes to Consolidated Financial Statements
1. Business and Basis of Presentation
BRP Group, Inc. (“BRP Group” or the “Company”) was incorporated in the state of Delaware on July 1, 2019. BRP Group is a diversified insurance agency and services organization that markets and sells insurance products and services to its Clients throughout the U.S. A significant portion of the Company’s business is concentrated in the Southeastern U.S., with several other regional concentrations. BRP Group and its subsidiaries operate through three reportable segments (“Operating Groups”), including Insurance Advisory Solutions, Underwriting, Capacity & Technology Solutions and Mainstreet Insurance Solutions, which are discussed in more detail in Note 21.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates underlying the accompanying consolidated financial statements include the application of guidance for revenue recognition; impairment of intangible assets and goodwill; the valuation of contingent consideration; and the valuation allowance for deferred tax assets.
Changes in Presentation
Effective in January 2023, the Company’s Mainstreet and Medicare businesses were combined under one Operating Group, Mainstreet Insurance Solutions. In addition, the Middle Market and Specialty Operating Groups were rebranded as Insurance Advisory Solutions and Underwriting, Capacity & Technology Solutions, respectively. Prior year segment reporting information in Note 21 has been recast to conform to the current organizational structure.
In addition, certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications had no impact on the Company's previously reported consolidated financial position or results of operations.

Recently Issued Accounting Standards
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (“Topic 280”)—Improvements to Reportable Segment Disclosures (“ASU 2023-07”) to enhance the disclosure requirements for reportable segments. ASU 2023-07 requires disclosure of significant segment expenses regularly provided to the chief operating decision maker (“CODM”), as well as an aggregate amount of other segment items included within segment profit or loss and a description of its composition. Additionally, ASU 2023-07 requires disclosure of the title and position of the CODM and a description of how the CODM utilizes the reported measure of segment profit or loss to assess segment performance. ASU 2023-07 requires segment disclosures under Topic 280 on an annual and interim basis. This guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company expects the adoption of this standard to expand its annual and interim segment disclosures, but otherwise have no impact on the consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures (“ASU 2023-09”) to enhance the transparency and usefulness of income tax disclosures. ASU 2023-09 requires disclosure of specific categories and disaggregation of information in the rate reconciliation table using both percentages and reporting currency amounts. ASU 2023-09 also requires disclosure of disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. This guidance is effective for fiscal years beginning after December 15, 2024. The Company expects the adoption of this standard to expand its income tax disclosures, but otherwise have no impact on the consolidated financial statements.
Recently Adopted Accounting Standards
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805)—Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”) to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to (i) the recognition of an acquired contract liability and (ii) payment terms and their effect on subsequent revenue recognized by the acquirer. ASU 2021-08 requires that, at the acquisition date, an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”) as if it had originated the contracts, while also taking into account how the acquiree applied Topic 606. The Company adopted ASU 2021-08 effective January 1, 2023. The adoption of this guidance did not have any impact on our consolidated financial statements.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (“Topic 848”)—Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which established optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform to provide temporary relief during the transition period of Topic 848 and ease the potential burden of accounting for, or recognizing the effects of, reference rate reform on financial reporting. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 to defer the sunset date of Topic 848 from December 31, 2022 to December 31, 2024 as a result of the extension of the intended cessation of USD LIBOR to June 30, 2023. The Company has adopted the optional expedient within ASU 2020-04 to account for modifications of contracts within the scope of ASC Topic 470, Debt, including Amendment No. 6 to the JPM Credit Agreement dated June 27, 2023 discussed in Note 11. The adoption of this guidance did not have any impact on our consolidated financial statements.
2. Significant Accounting Policies
Revenue Recognition
The Company recognizes revenue in accordance with Topic 606.
The Company earns commission revenue by providing insurance placement services to insureds (“Clients”) under direct bill and agency bill arrangements with Insurance Company Partners for private risk management, commercial risk management, wealth management, employee benefits and Medicare insurance types. Commission revenues are usually a percentage of the premium paid by Clients and generally depend upon the type of insurance, the Insurance Company Partner and the nature of the services provided. In some limited cases, the Company shares commissions with other agents or brokers who have acted jointly with the Company in a transaction. The Company controls the fulfillment of the performance obligation and its relationship with its Insurance Company Partners and the outside agents. Commissions shared with downstream agents or brokers are recorded in commission, employee compensation and benefits expense in the consolidated statements of comprehensive loss.

Commission revenue is recorded net of allowances for estimated policy cancellations, which are determined based on an evaluation of historical and current cancellation data.
Commissions for brokerage services may be invoiced near the effective date of the underlying policy or over the term of the arrangement in installments during the policy period. However, regardless of the payment terms, commissions are recognized at a point in time upon the effective date of bound insurance coverage, as no performance obligation exists after coverage is bound.
The Company earns service fee revenue for providing insurance placement services to Clients for a negotiated fee and consulting revenue is earned by providing specialty insurance consulting. Service fee and consulting revenues from certain agreements are recognized over time depending on when the services within the contract are satisfied and when the Company has transferred control of the related services to the customer.
Profit-sharing commissions represent bonus-type revenue that is earned by the Company as a sales incentive provided by certain Insurance Company Partners. The Company receives profit-sharing commissions based primarily on underwriting results, but may also contain considerations for volume, growth, loss performance or retention. Profit-sharing commissions associated with relatively predictable measures are estimated and recognized over time. The profit-sharing commissions are recorded as the underlying policies that contribute to the achievement of the metric are placed with any adjustments recognized when payments are received or as additional information that affects the estimate becomes available. Profit-sharing commissions associated with loss performance are uncertain, and therefore, are subject to significant reversal as loss data remains subject to material change. Management estimates profit-sharing commissions using historical outcomes and known trends impacting premium volume or loss ratios, subject to a constraint. The constraint is relieved when management estimates the revenue is not subject to significant reversal, which often coincides with the earlier of written notice from the Insurance Company Partner that the target has been achieved, or cash collection. Year-end amounts incorporate estimates subject to a constraint or where applicable, are based on confirmation from Insurance Company Partners after calculation of premium volume or loss ratios that are impacted by catastrophic losses.
The Company earns policy fee revenue for acting in its capacity as a managing general agent (“MGA”) on behalf of the Insurance Company Partner and fulfilling certain services including delivery of policy documents, processing payments and other administrative functions during the term of the insurance policy. Policy fee revenue is deferred and recognized over the life of the policy. These deferred amounts are recognized as contract liabilities, which are included as a component of accrued expenses and other current liabilities on the consolidated balance sheets. The Company earns installment fee revenue for payment processing services performed on behalf of the Insurance Company Partner related to policy premiums paid on an installment basis. The Company recognizes installment fee revenue in the period the services are performed.
The Company also earns investment income, which primarily consists of interest earnings on available cash invested in treasury money market funds. The Company recognizes investment income in the period the revenue is earned.
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
Restricted Cash
Restricted cash includes amounts that are legally restricted as to use or withdrawal. Restricted cash represents cash collected from Clients that is payable to Insurance Company Partners and for which segregation of this cash is required by contract with the relevant insurance company providing coverage or by law within the state. The Company also holds restricted cash specifically in its role as an MGA.

Premiums, Commissions and Fees Receivable, Net
Premiums receivable represent premiums due from Clients when the Company acts in its capacity as insurance agent or broker on behalf of the Insurance Company Partner. In an agency bill contract, the Company typically collects premiums from Clients and, after deducting its authorized commissions, remits the net premiums to the appropriate Insurance Company Partners. Commissions receivable reflect commissions due from Insurance Company Partners. In a direct bill contract, the Insurance Company Partners collect the premiums directly from Clients and remit the applicable commissions to the Company. Fees receivable represent policy fees, consulting fees, service fees and other related amounts due from Clients in service transactions.
Premiums, commissions and fees receivable are reported net of allowances for estimated policy cancellations. The allowance for estimated policy cancellations was $12.6 million and $8.4 million at December 31, 2023 and 2022, respectively, which represents a reserve for future reversals in commission and fee revenues related to the potential cancellation of Client insurance policies that were in force as of each year end. The allowance for estimated policy cancellations is established through a charge to revenues. The allowance for estimated policy cancellations is offset in part by a producer commissions chargeback of $5.7 million and $3.3 million at December 31, 2023 and 2022, respectively. The producer commissions chargeback is established through a charge to commissions, employee compensation and benefits expense and is netted against producer commissions payable on the consolidated balance sheets.
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

Useful Life (in Years)
Leasehold improvements	5 - 10
Furniture	7
Equipment	5
Other	3
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
Capitalized Software
The Company capitalizes certain costs to develop software for internal use as capitalized software in accordance with ASC Topic 350-40, Internal-Use Software. Costs incurred during the preliminary project stage and post-implementation stage of an internal-use software project are expensed as incurred while costs incurred during the application development stage of an internal-use software project are capitalized. Costs related to updates and enhancements to the software are only capitalized if they result in additional functionality to the Company. Capitalized software was $28.5 million and $10.1 million at December 31, 2023 and 2022, respectfully, which is presented net of accumulated amortization of $1.4 million at December 31, 2023 on the consolidated balance sheets. Capitalized software is included as a component of software under intangible assets, net on the consolidated balance sheets. The Company amortizes capitalized software on the straight-line basis over estimated useful lives of three to five years. Amortization expense recorded for capitalized software was $1.4 million for the year ended December 31, 2023.

Intangible Assets, Net and Goodwill
The Company has recognized separately identifiable intangible assets in connection with strategic acquisitions made by the Company (“Partnerships”), as well as those related to software purchased and developed for internal use. Intangible assets identified in a Partnership are recorded at fair value on the acquisition date. The excess of the purchase price in a business combination over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed is assigned to goodwill.
Intangible assets are stated at cost, less accumulated amortization, and consist of acquired relationships, software and trade names acquired in connection with business combinations. Acquired relationships and trade names are being amortized based on a pattern of economic benefit over estimated useful lives of 15 to 20 years and one to five years, respectively. Software is amortized on the straight-line basis over estimated useful lives of two to five years.
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
The Company reviews its definite-lived intangible assets and other long-lived assets for impairment whenever an event occurs that indicates the carrying amount of an asset may not be recoverable. No impairment was recorded for the years ended December 31, 2023, 2022 or 2021.
Goodwill is subject to an impairment assessment on an annual basis or whenever indicators of impairment are present. The Company generally performs a qualitative assessment to determine whether a quantitative impairment test is necessary. On October 1, 2023, the Company elected to perform the quantitative test in lieu of the optional qualitative assessment. In a quantitative assessment, the Company compares the fair value of each reporting unit with its carrying amount to determine if there is potential impairment of goodwill. If the carrying value of a reporting unit is greater than the fair value, an impairment charge is recorded for the amount that the carrying amount of the reporting unit, including goodwill, exceeds its fair value, limited to the amount of goodwill of the reporting unit. No impairment was recorded for the years ended December 31, 2023, 2022 or 2021.
Deferred Financing Costs, Net
Deferred financing costs consist of origination fees and debt issuance costs related to obtaining and amending credit facilities. The Company has recorded these costs as an asset and liability on the consolidated balance sheets in accordance with ASC Topic 835-30, Interest. Deferred financing costs associated with revolving credit facilities are included in other assets on the consolidated balance sheets while those related to term loans are recorded as an offset to long-term debt. At December 31, 2023 and 2022, deferred financing costs included in other assets were $6.4 million each, net of accumulated amortization of $3.5 million and $2.8 million, respectively. Deferred financing costs and original issue discount included in long-term debt totaled $32.0 million and $27.0 million, net of accumulated amortization of $11.7 million and $7.3 million, at December 31, 2023 and 2022, respectively. Such costs are amortized using the effective interest method over the terms of the respective debt. Amortization of deferred financing costs, which is included in interest expense, net in the accompanying consolidated statements of comprehensive loss, was approximately $5.1 million for each of the years ended December 31, 2023 and 2022 and $3.5 million for the year ended December 31, 2021.
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

Self-Insurance Reserve
The Company has a self-insured health insurance plan for which it carries an insurance program with specific retention levels or high per-claim deductibles for expected losses. The Company records a liability for all unresolved claims and for an estimate of incurred but not reported (“IBNR”) claims at the anticipated cost that falls below its specified retention levels or per-claim deductible amounts. In establishing reserves, the Company considers actuarial assumptions and judgments regarding economic conditions and the frequency and severity of claims. The Company had an IBNR reserve of $3.8 million and $1.8 million at December 31, 2023 and 2022, respectively, which is included in accrued expenses and other current liabilities on the consolidated balance sheets.
Leases
The Company accounts for leases under ASC Topic 842, Leases (“Topic 842”). A lease is an agreement between two or more parties that creates enforceable rights and obligations that conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Topic 842 requires an entity to determine whether a contract is a lease or contains a lease at the inception of the contract, considering all relevant facts and circumstances. There are two main components in determining if a contract is a lease: (i) a right to use an identified asset and (ii) control over the use of the identified asset. A customer does not have the right to use an identified asset if, at inception of the contract, a supplier has the substantive right to substitute the asset throughout the period of use. Control over the use of the identified asset requires a customer to obtain “substantially all the economic benefits” and to have the “ability to direct the use of the asset.”
Topic 842 requires the recognition of right-of-use assets and lease liabilities on the balance sheet. Leases are classified at their commencement date, which is defined as the date on which the lessor makes the underlying asset available for use by the lessee, as either operating or finance leases based on the economic substance of the agreement. The Company recognizes right-of-use assets and lease liabilities on its consolidated balance sheets for operating leases. Lease liabilities are measured at the lease commencement date as the present value of the future lease payments determined using either (i) the interest rate implicit in the lease, if readily determinable, or (ii) the Company's incremental borrowing rate on the lease commencement date. Right-of-use assets are measured as the lease liability plus initial direct costs and prepaid lease payments less lease incentives. The lease term is the non-cancelable period of the lease and includes options to extend or terminate the lease when it is reasonably certain that an option will be exercised.
The Company elected to not separate lease and non-lease components and instead accounts for them as a single lease component for all classes of underlying assets. The Company does not include variable payments that are not based on an index or rate in the single lease component, regardless of whether they are related to the lease or non-lease component.
The Company elected to not recognize a lease liability or right-of-use asset on the consolidated balance sheets for leases with an initial term of 12 months or less. Operating lease expenses on capitalized leases and short-term leases are recognized on a straight-line basis over the respective lease term, inclusive of rent escalation provisions and rent holidays, as a component of other operating expense in the consolidated statements of comprehensive loss.
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
The Company accounts for contingent consideration relating to asset acquisitions as a contingent earnout liability and an increase to the cost of the acquired assets on a relative fair value basis at the date of acquisition. Once recognized, the contingent earnout liability is not derecognized until the contingency is resolved and the consideration is issued or becomes issuable. If the amount initially recognized as a liability exceeds the fair value of the contingent consideration issued or issuable, the entity recognizes that amount as a reduction to the cost of the acquired assets. The ultimate settlement of contingent earnout liabilities relating to asset acquisitions may be for amounts that are materially different from the amounts initially recorded.
The Company determines the fair value of contingent earnout liabilities based on future cash flow projections under various potential scenarios and weighs the probability of these outcomes as discussed further in Note 19.

Assets and Liabilities Held for Sale
The Company classifies assets and related liabilities as held for sale (the “disposal group”) when: (i) management has committed to a plan to sell the disposal group, (ii) the disposal group is available for immediate sale, (iii) there is an active program to locate a buyer, (iv) the sale and transfer of the disposal group is probable within one year, (v) the disposal group is being actively marketed for sale at price that is reasonable in relation to its current fair value, and (vi) it is unlikely that significant changes will be made to the plan to sell the disposal group.
Assets and liabilities held for sale are presented separately within the consolidated balance sheets with any adjustments necessary to measure the disposal group at the lower of its carrying value or fair value less costs to sell. Goodwill is allocated to the disposal group based on the relative fair value of the disposal group and the portion of the reporting unit to be retained. Any gain or loss on held for sale assets and liabilities is included as a component of other income (expense), net in the consolidated statements of comprehensive loss. Depreciation of property and equipment and amortization of intangible and right-of-use assets are not recorded while these assets are classified as held for sale. For each period the disposal group remains classified as held for sale, its recoverability is reassessed and any necessary adjustments are made to its carrying value. Refer to Note 3 for a discussion of assets and liabilities held for sale at December 31, 2023.
Redeemable Noncontrolling Interest
ASC Topic 480, Distinguishing Liabilities from Equity, requires noncontrolling interests that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (i) at a fixed or determinable price on a fixed or determinable date, (ii) at the option of the holder, or (iii) upon the occurrence of an event that is not solely within the control of the issuer.
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
The Company accounts for income taxes pursuant to the asset and liability method, which requires the recognition of deferred income tax assets and liabilities related to the expected future tax consequences arising from temporary differences between the carrying amounts and tax bases of assets and liabilities based on enacted statutory tax rates applicable to the periods in which the temporary differences are expected to reverse. Any effects of changes in income tax rates or laws are included in income tax expense in the period of enactment.
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

Tax Receivable Agreement
The Company’s future exchanges of LLC Units from BRP’s LLC Members and the corresponding number of shares of Class B common stock for shares of Class A common stock, is expected to result in increases in its share of the tax basis of the tangible and intangible assets of BRP, which will increase the tax depreciation and amortization deductions that otherwise would not have been available to BRP Group. These increases in tax basis and tax depreciation and amortization deductions are expected to reduce the amount of cash taxes that BRP Group would otherwise be required to pay in the future. BRP Group has entered into a Tax Receivable Agreement with the other members of BRP that requires it to pay them 85% of the amount of cash savings, if any, in U.S. federal, state, and local income tax that BRP Group actually realizes (or, under certain circumstances, is deemed to realize) as a result of the increases in tax basis in connection with exchanges by the recipients described above and certain other tax benefits attributable to payments under the Tax Receivable Agreement.
Share-Based Compensation
Share-based payments to directors, officers, Colleagues and consultants are measured based on the estimated grant-date fair value. The grant-date fair value of restricted and unrestricted stock awards is equal to the market value of BRP Group’s Class A common stock on the date of grant. The Company also issues stock awards that vest based on service conditions, performance conditions, or market conditions. The Company applies the Black-Scholes option-pricing model, a Monte Carlo Simulation, or a lattice model, depending on the vesting conditions, in determining the fair value of performance-based restricted stock unit awards to Colleagues. The Company recognizes share-based compensation expense over the requisite service period for awards expected to ultimately vest. The Company recognizes forfeitures as they occur. Refer to Note 15 for additional information regarding our share-based compensation plans.
Fair Value of Financial Instruments
The carrying values of the Company’s financial assets and liabilities, including cash and cash equivalents, restricted cash, premiums, commissions and fees receivable, premiums payable to insurance companies, producer commissions payable and accrued expenses and other current liabilities, approximate their fair values because of the short maturity and liquidity of those instruments.
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
Concentrations
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and restricted cash. The Company manages this risk by using high credit worthy financial institutions. Interest-bearing accounts and noninterest-bearing accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Deposits exceed amounts insured by the FDIC. The Company has not experienced any losses from its deposits.
3. Assets and Liabilities Held for Sale
Since its launch in January 2020, the Company's specialty wholesale broker business has not benefited from the same degree of capital allocation, focus and prioritization as the retail and MGA businesses. After assessing the various paths forward for the specialty wholesale broker business near the end of 2023, management concluded that a plan to sell the specialty wholesale broker business creates the greatest opportunity for both the Company and the specialty wholesale broker business.
The Company determined that its specialty wholesale broker business, operating within the Underwriting, Capacity & Technology Solutions Operating Group, met the criteria to be classified as held for sale at December 31, 2023. The assets and liabilities of the specialty wholesale broker business have been recorded as held for sale at their carrying value, which was determined to be lower than the fair value of the net assets less costs to sell and, as a result, no gain or loss was recorded. The planned divestiture did not meet the criteria of a discontinued operation and the Company will continue to report the operating results for its specialty wholesale broker business as continuing operations in the consolidated statements of comprehensive loss until a sale is completed. Subsequent to the end of 2023, the Company entered into a definitive agreement for the sale of the business, which is expected to close on March 1, 2024. Refer to Note 22 for additional information.

The table below provides a summary of the major classes of assets and liabilities that have been classified as held for sale on the consolidated balance sheets:

(in thousands)	December 31, 2023
Restricted cash	$5,930
Premiums, commissions and fees receivable, net	36,470
Property and equipment, net	50
Right-of-use assets	310
Other assets	395
Intangible assets, net	11,716
Goodwill	9,480
Assets held for sale	$64,351

Premiums payable to insurance companies	$42,289
Producer commissions payable	955
Accrued expenses and other current liabilities(1)	589
Operating lease liabilities, less current portion	98
Liabilities held for sale	$43,931
__________
(1)    Includes the current portion of operating lease liabilities.
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
The Company determined that it is the primary beneficiary of its VIEs, which include Laureate Insurance Partners, LLC, BKS Smith, LLC, BKS MS, LLC and BKS Partners Galati Marine Solutions, LLC. The Company has consolidated its VIEs into the accompanying consolidated financial statements.
Total revenues and expenses of the Company’s consolidated VIEs included in the consolidated statements of comprehensive loss were $2.0 million and $1.1 million, respectively, for the year ended December 31, 2023, $1.7 million and $1.0 million, respectively, for the year ended December 31, 2022, and $1.0 million and $0.6 million, respectively, for the year ended December 31, 2021.
Total assets and liabilities of the Company's consolidated VIEs included on the consolidated balance sheets were $0.8 million and $0.2 million, respectively, at December 31, 2023 and $0.4 million and $0.1 million, respectively, at December 31, 2022. The assets of the consolidated VIEs can only be used to settle the obligations of the consolidated VIEs and the creditors of the liabilities of the consolidated VIEs do not have recourse to the Company.

5. Revenue
The following table provides disaggregated revenues by major source:

	For the Years Ended December 31,
(in thousands)	2023	2022	2021
Commission revenue(1)	$967,552	$786,794	$472,495
Profit-sharing revenue(2)	93,437	66,091	37,392
Consulting and service fee revenue(3)	74,637	61,244	30,182
Policy fee and installment fee revenue(4)	65,386	55,362	19,903
Other income(5)	10,816	11,229	7,318
Investment income(6)	6,727	—	—
Total revenues	$1,218,555	$980,720	$567,290
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
(4)    Policy fee revenue represents revenue earned for acting in the capacity of an MGA and fulfilling certain administrative functions on behalf of Insurance Company Partners, including delivery of policy documents, processing payments and other administrative functions. Installment fee revenue represents revenue earned by the Company for providing payment processing services on behalf of Insurance Company Partners related to policy premiums paid on an installment basis.
(5)    Other income includes other ancillary income, premium financing income and marketing income that is based on agreed-upon cost reimbursement for fulfilling specific targeted Medicare marketing campaigns.
(6)    Investment income represents interest earnings on available cash invested in treasury money market funds.
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
•Medicare contracts in the Mainstreet Insurance Solutions Operating Group are multi-year arrangements in which the Company is entitled to renewal commissions. However, the Company has applied a constraint to renewal commissions that limits revenue recognized when a risk of significant reversals exists based on: (i) historical renewal patterns; and (ii) the influence of external factors outside of the Company’s control, including policyholder discretion over plans and Insurance Company Partner relationship, political influence, and a contractual provision, which limits the Company’s right to receive renewal commissions to ongoing compliance and regulatory approval of the relevant Insurance Company Partner and compliance with the Centers for Medicare and Medicaid Services.
•The Company recognizes separately contracted commission revenue at the effective date of insurance placement and considers any ongoing interaction with the customer to be insignificant in the context of the obligations of the contract.
•Variable consideration includes estimates of direct bill commissions, reserves for policy cancellations and accruals for profit-sharing income.
•Costs to obtain a contract are deferred and recognized over five years, which represents management’s estimate of the average benefit period for new business.
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

	December 31,
(in thousands)	2023	2022
Contract assets	$342,692	$278,023
Contract liabilities	30,281	30,981
During the year ended December 31, 2023, the Company recognized revenue of $31.0 million related to the contract liabilities balance at December 31, 2022.
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

	For the Years Ended December 31,
(in thousands)	2023	2022
Balance at beginning of year	$21,669	$11,336
Costs capitalized	12,032	14,967
Amortization	(7,145)	(4,634)
Deferred commission expense classified as held for sale	(351)	—
Balance at end of year	$26,205	$21,669
8. Property and Equipment, Net
Property and equipment, net consists of the following:

	December 31,
(in thousands)	2023	2022
Equipment	$17,779	$19,331
Leasehold improvements	8,400	8,072
Furniture	7,262	4,132
Construction in process	2,728	2,190
Other	514	342
Total property and equipment	36,683	34,067
Accumulated depreciation	(13,970)	(8,662)
Property and equipment, net	$22,713	$25,405
Depreciation expense recorded for property and equipment was $5.7 million, $4.6 million and $2.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.

9. Intangible Assets, Net and Goodwill
Intangible assets consist of the following:

	December 31, 2023			December 31, 2022
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Acquired relationships(1)	$1,135,834	$(186,487)	$949,347	$1,153,031	$(124,228)	$1,028,803
Software	99,733	(46,543)	53,190	81,392	(30,790)	50,602
Trade names	27,924	(13,118)	14,806	28,623	(8,110)	20,513
Total intangible assets	$1,263,491	$(246,148)	$1,017,343	$1,263,046	$(163,128)	$1,099,918
__________
(1)    Acquired relationships exclude $20.7 million of gross carrying value and $9.4 million of accumulated amortization classified as held for sale at December 31, 2023.
The Company had several asset acquisitions during each of the years ended December 31, 2023 and 2022, which resulted in the addition of acquired relationships of $3.5 million and $3.4 million, respectively, with estimated weighted-average useful lives of 15 years and 18.7 years, respectively. The Company also had several business combinations during the year ended December 31, 2022, which resulted in the addition of acquired relationships of $189.8 million, software of $29.5 million and trade names of $4.4 million with estimated weighted-average useful lives of 20 years, 5 years and 4.9 years, respectively.
Amortization expense recorded for intangible assets was $92.7 million, $81.7 million and $48.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Future annual estimated amortization expense over the next five years for intangible assets is as follows (in thousands):

For the Years Ending December 31,	Amortization
2024	$89,322
2025	89,503
2026	83,890
2027	73,616
2028	67,454
The changes in carrying value of goodwill by Operating Group are as follows:

(in thousands)	Insurance Advisory Solutions	Underwriting, Capacity & Technology Solutions	Mainstreet Insurance Solutions	Total
Balance at December 31, 2021	$901,127	$264,018	$63,596	$1,228,741
Goodwill of acquired businesses	—	6,877	180,908	187,785
Measurement period adjustments(1)	5,018	516	—	5,534
Balance at December 31, 2022	906,145	271,411	244,504	1,422,060
Measurement period adjustments(2)	—	—	(211)	(211)
Goodwill classified as held for sale(3)	—	(9,480)	—	(9,480)
Balance at December 31, 2023	$906,145	$261,931	$244,293	$1,412,369
__________
(1)    Measurement period adjustments recorded during 2022 relating to businesses acquired in 2021 increased premiums, commissions and fees receivable by $3.8 million, increased current liabilities by $9.1 million, and increased consideration by $0.2 million.
(2)    Measurement period adjustments recorded during 2023 relating to businesses acquired in 2022 decreased current liabilities by $0.2 million.
(3)    Refer to Note 3 for additional information regarding goodwill classified as held for sale.

10. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	December 31,
(in thousands)	2023	2022
Accrued compensation and benefits	$53,728	$44,903
Contract liabilities	30,281	30,981
Accrued expenses	23,274	13,101
Current portion of operating lease liabilities	16,704	14,043
Current portion of long-term debt	10,243	8,509
Earnout incentive bonus(1)	8,020	—
Other	10,704	14,206
Accrued expenses and other current liabilities	$152,954	$125,743
__________
(1)    Represents the unpaid portion of contingent earnout liabilities that were reclassified, at the Partner's option, to an earnout incentive bonus, which is payable to Colleagues. Refer to the contingent earnout liabilities rollforward in Note 19 for additional information.
11. Long-Term Debt
On October 14, 2020, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A (the “JPM Credit Agreement”). As of December 31, 2022, the JPM Credit Agreement, as amended, provided for senior secured credit facilities in an aggregate principal amount of $1.45 billion, which consisted of (i) a term loan facility in the principal amount of $850.0 million maturing October 14, 2027 (the “Term Loan B”) and (ii) a revolving credit facility with commitments in an aggregate principal amount of $600.0 million maturing April 1, 2027 (the “Revolving Facility”). The JPM Credit Agreement is secured by substantially all assets of the Company.
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
The Company capitalized debt issuance costs related to the JPM Credit Agreement of $5.0 million and $1.8 million during the years ended December 31, 2023 and 2022, respectively.
At December 31, 2023, the outstanding borrowings on the Term Loan B of $998.7 million had an applicable interest rate of 8.97%. Comparatively, at December 31, 2022, the outstanding borrowings on the Term Loan B of $838.1 million had an applicable interest rate of 7.79%. The outstanding borrowings on the Term Loan B are presented net of unamortized debt issuance costs of $20.3 million and $19.7 million on the consolidated balance sheets at December 31, 2023 and 2022, respectively.

Future annual maturities of the Term Loan B are as follows as of December 31, 2023:

(in thousands)	Amount
Payments for the years ending December 31,
2024	$10,243
2025	10,243
2026	10,243
2027	968,008
Total long-term debt	998,737
Less: unamortized debt discount and issuance costs	(20,311)
Net long-term debt	$978,426
Borrowings under the Revolving Facility accrue interest at SOFR plus 210 bps to SOFR plus 310 bps based on total net leverage ratio. The outstanding borrowings on the Revolving Facility of $341.0 million at December 31, 2023 had an applicable interest rate of 8.46%. Comparatively, the outstanding borrowings on the Revolving Facility of $505.0 million at December 31, 2022 had an applicable interest rate of 7.41%. The Revolving Facility is also subject to a commitment fee of 0.40% on the unused capacity at December 31, 2023.
The JPM Credit Agreement requires the Company to meet certain financial covenants and comply with customary affirmative and negative covenants as listed in the underlying agreement. The Company was in compliance with these covenants at December 31, 2023.
Interest Rate Caps
The Company uses interest rate caps to mitigate its exposure to interest rate risk on its debt by limiting the impact of interest rate changes on cash flows. The interest rate caps limit the variability of the applicable base rate to the amount of the cap. At December 31, 2023, the Company held three interest rate caps; one interest rate cap with a notional amount of $300.0 million and interest rate cap of 1.50% expiring on March 10, 2024 and two interest rate caps each with a notional amount of $600.0 million and interest rate cap of 7.00% expiring on November 30, 2025. The interest rate caps, which are included as a component of other assets on the consolidated balance sheets, are recorded at an aggregate fair value of $2.6 million and $15.2 million at December 31, 2023 and 2022, respectively.
The Company recognized a loss on interest rate caps of $1.7 million for the year ended December 31, 2023, which included an unrealized fair value loss of $12.6 million, offset in part by a realized gain related to settlements received of $10.9 million. The unrealized fair value loss for 2023 relates to changes in the interest rate curve and our March 10, 2024 interest rate cap approaching maturity. Comparatively, the Company recognized and a gain on interest rate caps of $26.2 million for the year ended December 31, 2022 in connection with rising interest rates and market estimates for future rate increases. The gain or loss on interest rate caps is included as a component of other income (expense), net in the consolidated statements of comprehensive loss.
12. Leases
The Company has operating leases relating to its facilities and office equipment with terms expiring though February 2031. Determination of whether a new contract is a lease is made at contract inception or at the modification date for a modified contract. The Company's operating leases may require fixed rental payments, variable lease payments based on usage or sales and fixed non-lease costs relating to the leased asset. Fixed non-lease costs such as common-area maintenance costs are included in the measurement of the right-of-use asset and lease liability as the Company does not separate lease and non-lease components. Variable lease payments are generally not included in the measurement of the right-of-use asset and lease liability and are recorded as lease expense in the period incurred. Short-term leases of 12 months or less are expensed in conjunction with the Company's short-term policy election.
The Company's operating leases may include renewal or termination options. Options to extend or terminate leases are excluded from balance sheet recognition until the options are reasonably certain to be exercised. The Company only included executed options to extend its leases in its calculation of right-of-use assets and lease liabilities at December 31, 2023.

Operating lease right-of-use assets and lease liabilities were as follows:

	December 31,
(in thousands)	2023	2022
Assets:
Right-of-use assets	$85,473	$96,465

Liabilities:
Operating lease liabilities, current portion	$16,704	$14,043
Operating lease liabilities, non-current	78,999	87,692
Total operating lease liabilities	$95,703	$101,735
The components of the lease costs were as follows:

	For the Years Ended December 31,
(in thousands)	2023	2022	2021
Operating lease costs	$23,195	$19,921	$13,086
Variable lease costs	3,677	3,073	2,853
Supplemental cash flow information relating to our leases was as follows:

	For the Years Ended December 31,
(in thousands)	2023	2022	2021
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows used in operating leases	$19,587	$17,125	$11,562

Operating lease non-cash items:
Right-of-use assets obtained in exchange for operating lease liabilities	$6,414	$24,910	$86,524
Right-of-use assets increased through lease modifications and reassessments	1,063	5,905	6,131
Weighted average remaining lease terms and discount rates were as follows:

	December 31,
	2023	2022
Operating leases:
Remaining lease term	5.4 years	6.2 years
Discount rate	5.3%	5.1%

Future minimum lease payments under non-cancelable operating lease agreements at December 31, 2023 were as follows:

(in thousands)	Minimum Future Lease Payments
For the years ending December 31,
2024	$21,258
2025	20,459
2026	18,973
2027	17,953
2028	14,469
Thereafter	17,744
Total minimum lease payments	110,856
Less: amounts representing interest or imputed interest	(15,153)
Present value of lease liabilities	$95,703
13. Stockholders’ Equity and Noncontrolling Interest
Capital Stock
BRP Group’s certificate of incorporation authorized capital stock consisting of 300 million shares of Class A common stock with a par value $0.01 per share, 100 million shares of Class B common stock with a par value of $0.0001 per share, and 50 million shares of preferred stock with a par value of $0.01 per share.
The following table shows a rollforward of our common stock outstanding for the prior three years:

	Class A Common Stock	Class B Common Stock
Shares issued at December 31, 2020	44,953,166	49,828,383
Shares issued to the public in follow-on offerings	9,200,000	—
Shares issued in connection with Partnerships	1,053,190	7,441,139
Common stock and restricted stock grants under Partnership Inducement Award Plan, net of forfeitures and shares withheld for taxes	1,558,694	—
Common stock and restricted stock grants under Omnibus Incentive Plan, net of forfeitures and shares withheld for taxes	906,338	—
Redemption of Class B shares of common stock for Class A shares	931,471	(931,471)
Shares issued at December 31, 2021	58,602,859	56,338,051
Shares issued in connection with Partnerships	226,338	—
Common stock and restricted stock grants under Partnership Inducement Award Plan, net of forfeitures and shares withheld for taxes	(7,593)	—
Common stock and restricted stock grants under Omnibus Incentive Plan, net of forfeitures and shares withheld for taxes	784,630	—
Redemption of Class B shares of common stock for Class A shares	1,841,134	(1,841,134)
Equity issued in satisfaction of a liability	—	29,430
Forfeiture of unvested Class B shares	—	(21,429)
Shares issued at December 31, 2022	61,447,368	54,504,918
Common stock and restricted stock grants under Partnership Inducement Award Plan, net of forfeitures and shares withheld for taxes	(177,555)	—
Common stock and restricted stock grants under Omnibus Incentive Plan, net of forfeitures and shares withheld for taxes	854,067	—
Redemption of Class B shares of common stock for Class A shares	2,082,424	(2,082,424)
Cancellation of Class A shares to settle obligation from Partner	(72,354)	—
Shares issued at December 31, 2023	64,133,950	52,422,494

Class A Common Stock
Stockholders of BRP Group’s Class A common stock are entitled to one vote for each share held of record on all matters on which stockholders are entitled to vote generally, including the election or removal of directors, although they do not have cumulative voting rights in the election of directors. Stockholders of Class A common stock are entitled to receive dividends when and if declared by our board of directors, subject to any restrictions on the payment of dividends.
Upon our liquidation, dissolution or winding up and after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the stockholders of Class A common stock will be entitled to receive pro rata our remaining assets available for distribution.
Class B Common Stock
The Class B common stock can be exchanged (together with a corresponding number of LLC Units) for shares of Class A common stock on a one-for-one basis, subject to certain restrictions, and the shares of Class B common stock will be cancelled on a one-for-one basis with the redemption or exchange. Except for transfers to us pursuant to the Amended LLC Agreement or to certain permitted transferees, BRP’s LLC Members are not permitted to sell, transfer or otherwise dispose of any LLC Units or shares of Class B common stock.
Each share of Class B common stock entitles the stockholder to one vote per share, together with holders of Class A common stock as a single class, on all matters submitted to a vote of our stockholders. If at any time the ratio at which LLC Units are redeemable or exchangeable for shares of Class A common stock changes from one-for-one, the number of votes to which Class B common stockholders are entitled will be adjusted accordingly. Class B common stockholders will vote together with Class A common stockholders as a single class on all matters on which stockholders are entitled to vote generally, except as otherwise required by law. Class B common stockholders do not have cumulative voting rights in the election of directors, nor do they have any right to receive dividends or to receive a distribution upon a liquidation or winding up of BRP Group.
Noncontrolling Interest
BRP Group is the sole managing member of BRP. As such, BRP Group consolidates BRP in its consolidated financial statements, resulting in a noncontrolling interest related to the LLC Units held by BRP’s LLC Members in its consolidated financial statements.
The following table summarizes the ownership interest in BRP:

	December 31, 2023		December 31, 2022
	LLC Units	Percentage	LLC Units	Percentage
Interest in BRP held by BRP Group	64,133,950	55%	61,447,368	53%
Noncontrolling interest in BRP held by BRP’s LLC Members	52,422,494	45%	54,504,918	47%
Total	116,556,444	100%	115,952,286	100%
14. Related Party Transactions
Due to/from Related Parties
The Company has $1.5 million due from related parties at December 31, 2023, which includes amounts due from Partners for post-closing cash requirements in accordance with Partnership agreements. This receivable also includes $0.8 million for a loan made to an entity formed for the benefit of MSI and with which BRP, Lowry Baldwin, the Company's Chairman, and members of the Company's executive management team have made capital commitments. Due from related parties is included in prepaid expenses and other current assets on the consolidated balance sheets.
Related party notes payable of $1.5 million at December 31, 2023 and 2022 relate to the settlement of contingent earnout consideration for one of the Company's Partners.
Commission Revenue
The Company serves as a broker for Holding Company of the Villages, Inc. (“The Villages”), a significant shareholder, and certain affiliated entities. Commission revenue recorded from transactions with The Villages and affiliated entities was $2.1 million for each of the years ended December 31, 2023 and 2022 and $1.8 million for the year ended December 31, 2021.

The Company serves as a broker for certain entities in which a member of our board of directors has a material interest. Commission revenue recorded from transactions with these entities was $0.3 million for each of the years ended December 31, 2023, 2022 and 2021.
Commissions and Consulting Expense
Two brothers of Lowry Baldwin, the Company's Chairman, collectively received producer commissions from the Company comprising approximately $0.6 million during each of the years ended December 31, 2023, 2022 and 2021.
The Company had a consulting agreement with Accenture, with which an independent member of our board of directors holds an executive leadership position. Consulting expense recorded as a result of this transaction was $0.4 million and $1.2 million for the years ended December 31, 2023 and 2022, respectively.
Rent Expense
The Company has various agreements to lease office space from wholly-owned subsidiaries of The Villages. Rent expense ranges from approximately $3,000 to $12,000 per month, per lease. Lease agreements expire on various dates through December 2027. Total rent expense incurred with respect to The Villages and its wholly-owned subsidiaries was approximately $0.4 million for each of the years ended December 31, 2023 and 2022 and $0.5 million for the year ended December 31, 2021. Total right-of-use assets and operating lease liabilities included on the Company's balance sheets relating to these lease agreements were $1.4 million each at December 31, 2023 and $1.7 million each at December 31, 2022.
The Company has various agreements to lease office space from other related parties. Rent expense ranges from approximately $1,000 to $59,000 per month, per lease. Lease agreements expire on various dates through December 2030. Total rent expense incurred with respect to other related parties was approximately $3.9 million, $3.8 million and $2.5 million for the years ended December 31, 2023, 2022 and 2021, respectively. Total right-of-use assets and operating lease liabilities included on the Company's balance sheets relating to these lease agreements were $12.9 million and $13.4 million, respectively, at December 31, 2023 and $15.0 million and $15.4 million, respectively, at December 31, 2022.
Other
Lowry Baldwin, the Company's Chairman, paid $0.3 million of BRP's commitment to the University of South Florida (“USF”) during each of the years ended December 31, 2023 and 2022. Refer to Note 20 for additional information regarding this commitment.
15. Share-Based Compensation
Omnibus Incentive Plan and Partnership Inducement Award Plan
On October 24, 2019, the Company adopted the BRP Group, Inc. Omnibus Incentive Plan (the “Omnibus Plan”) and on November 27, 2020, the Company adopted the BRP Group, Inc. Partnership Inducement Award Plan (the “Inducement Plan” and collectively with the Omnibus Plan, the “Plans”) to motivate and reward Colleagues and certain other individuals to perform at the highest level and contribute significantly to the Company’s success, thereby furthering the best interests of BRP Group’s stockholders. The Plans permit the grant of both nonqualified and incentive stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock unit awards (“RSUs”), other performance awards (including performance-based RSUs (“PSUs”) issued in connection with the Long-Term Incentive Plan (“LTIP”) for executives), cash-based awards and share-based awards to the Company’s directors, officers, Colleagues and, solely with respect to the Omnibus Plan, consultants. The aggregate value of all compensation paid to a non-employee director under the Omnibus Plan in any calendar year may not exceed $250,000 and awards granted under the Inducement Plan require a minimum vesting period of one year.
The Plans are administered by the Compensation Committee, the members of which are independent members of the board of directors. The Compensation Committee assesses issuances under the Plans in the context of the Company's fully-diluted capital composition, which includes shares of Class A common stock and Class B common stock.
The total number of shares of Class A common stock authorized for issuance under the Omnibus Plan and Inducement Plan was 8,461,907 and 3,000,000, respectively, at December 31, 2023. Under the Omnibus Plan, the number of shares of Class A common stock reserved for issuance will increase on the first day of each fiscal year by the lesser of (i) 2% of the aggregate shares of Class A and Class B common stock outstanding on the last day of the immediately preceding fiscal year and (ii) such number of shares as determined by the Company’s board of directors. In accordance therewith, the number of authorized shares of Class A common stock reserved for issuance under the Omnibus Plan increased by 2,331,128 shares effective January 1, 2024.

At December 31, 2023, there were 1,385,732 and 1,626,454 shares of Class A common stock available for grant under the Omnibus Plan and Inducement Plan, respectively. The Company issues new shares of Class A common stock upon the grant of RSAs and the vesting of PSUs. During the year ended December 31, 2023, the Company made awards of RSAs, PSUs and fully-vested shares under the Plans to its non-employee directors, officers, Colleagues and consultants. Fully-vested shares issued to directors, officers and Colleagues during the year ended December 31, 2023 were vested upon issuance while RSAs issued to Colleagues and consultants generally either cliff vest after three to four years or vest ratably over three to five years. The vesting of RSAs and PSUs issued to the Company's executive officers is discussed below under Long-Term Incentive Plan.
The following table summarizes the activity for awards granted by the Company under the Plans:

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Non-vested awards outstanding at December 31, 2020	826,027	$15.92
Granted	2,758,207	31.72
Vested and settled	(279,494)	21.33
Forfeited	(89,009)	22.25
Non-vested awards outstanding at December 31, 2021	3,215,731	28.83
Granted	1,258,300	26.58
Vested and settled	(756,655)	28.24
Forfeited	(122,073)	26.75
Non-vested awards outstanding at December 31, 2022	3,595,303	28.26
Granted	1,855,051	28.97
Vested and settled	(1,541,042)	25.93
Forfeited	(387,722)	32.17
Non-vested awards outstanding at December 31, 2023	3,521,590	29.22
Non-vested awards outstanding at December 31, 2023 that are expected to vest	2,888,235	29.68
The total fair value of shares that vested and settled under the Plans was $40.0 million, $21.4 million and $6.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. Non-vested awards outstanding at December 31, 2023 include 596,272 PSUs expected to vest, which have an aggregate intrinsic value of $14.3 million and a weighted-average remaining contractual term of 1.6 years.
Share-based compensation is recognized ratably over the vesting period of the respective awards and includes expense related to issuances under the Plans, MIU Conversion LLC Units (defined below) and, prior to 2023, advisor incentive awards. Share-based compensation also includes the portion of annual bonuses that are payable in fully-vested shares of Class A common stock. The Company recognizes share-based compensation expense for the Plans net of actual forfeitures. The Company recorded share-based compensation expense of $56.2 million, $47.4 million and $19.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. Shared-based compensation expense is included in commissions, employee compensation and benefits expense in the consolidated statements of comprehensive loss. The Company had $64.0 million of total unrecognized compensation cost related to non-vested shares at December 31, 2023, which is expected to be recognized over a weighted-average period of 2.0 years.
Long-Term Incentive Plan
During the years ended December 31, 2023, 2022 and 2021, the Compensation Committee awarded the Company’s executive officers incentive compensation awards under the LTIP consisting of (i) PSUs with an aggregate target grant date value of $7.6 million, $5.1 million and $3.1 million, respectively, and (ii) RSAs with an aggregate grant date value of $0.4 million, $1.5 million and $1.0 million, respectively. The incentive compensation awards granted during the years ended December 31, 2023, 2022 and 2021 have an aggregate maximum value of $25.9 million, $14.2 million and $8.8 million, respectively.

As part of the adoption of the LTIP each year, the Compensation Committee approves the form of PSU award agreement (the “Form PSU Award Agreement”) under the Omnibus Plan in connection with the granting of PSUs to its executive officers. The Form PSU Award Agreement provides for the granting of PSUs, which generally vest in the quarter following the end of a performance period of three years. The number of PSUs, if any, that will actually be earned pursuant to a PSU award will depend on the level of performance achieved with respect to applicable performance goals during the applicable performance period. The RSAs vest in equal annual installments over five years.
Valuation Assumptions
The fair value of PSUs with market conditions was estimated on the grant date using a Monte Carlo analysis to model the value of the PSUs using the following assumptions. Expected volatility is based on an average of implied volatility on the valuation date and the one-year historical volatility of BRP Group and publicly-traded companies within a peer group and the Russell 3000 Index. The risk-free interest rate is based on the U.S. Treasury rates in effect at the time of the grant. Expected term is based on the remaining measurement period of the awards at the grant date. The assumptions used in calculating the fair value of the PSUs with market conditions are set forth in the table below.

	For the Years Ended December 31,
	2023	2022	2021
Expected volatility minimum	18%	19%	18%
Expected volatility maximum	364%	267%	172%
Risk-free interest rate	4.41%	2.00%	0.27%
Expected term	2.9 years	2.8 years	2.7 years
Management Incentive Units
Management Incentive Units (“MIUs”) were non-voting units issued to certain senior management prior to October 2019. In connection with the Company's initial public offering in October 2019, all remaining MIUs were converted to restricted LLC Units (and corresponding shares of Class B common stock) (“MIU Conversion LLC Units”) that contained identical vesting conditions to the original MIU issuances. As such, no MIUs remain issued and outstanding.
The non-vested MIU Conversion LLC Units vested according to time-based benchmarks through 2023. There were 429,747, 450,744 and 467,237 MIU Conversion LLC Units that vested during the years ended December 31, 2023, 2022 and 2021, respectively.
16. Retirement Plan
The Company sponsors a 401(k) retirement plan for Colleagues who meet specific age and service requirements. This plan allows for participants to make salary deferral contributions. Employer matching and profit-sharing contributions to this plan are discretionary. Company contributions were $16.9 million, $11.4 million and $5.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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

Components of income tax expense include the following:

	For the Years Ended December 31,
(in thousands)	2023	2022	2021
Current
Federal	$75	$18	$11
State and local	1,250	693	3
Total current income tax expense	1,325	711	14
Deferred
Federal	(40)	(2)	4
State and local	—	6	1
Total deferred income tax expense	(40)	4	5
Total income tax expense	$1,285	$715	$19
Income tax expense at the Company’s effective tax rate differed from the statutory tax rate as follows:

	For the Years Ended December 31,
(in thousands)	2023	2022	2021
Loss before income taxes	$(162,734)	$(76,033)	$(58,101)

Noncontrolling interest	18,357	9,415	7,072
Tax provision at statutory rate (21%)	(34,593)	(15,966)	(12,201)
Effect of:
Valuation allowance	20,574	8,787	6,942
State and local income tax	(5,799)	(2,659)	(2,403)
Meals and entertainment	1,134	291	86
IRC 162(m)	987	152	435
Share-based compensation	778	124	(467)
State rate change	(479)	824	(12)
True-up and adjustments	128	(502)	3
MIU issuance	67	187	452
Other	131	62	112
Total income tax expense	$1,285	$715	$19
The following table summarizes the components of deferred tax assets and liabilities:

	December 31,
(in thousands)	2023	2022
Deferred tax assets
Investment in Partnerships	$105,398	$86,871
163(j) limitation carryforward	22,313	8,119
Net operating loss	9,719	6,313
Capitalized transaction costs	1,955	2,147
Charitable contributions	757	442
Total deferred tax assets	140,142	103,892
Less: valuation allowance	(140,142)	(103,892)
Net deferred tax assets	$—	$—

Deferred tax balances reflect the impact of temporary differences between the carrying amount of assets and liabilities and their tax basis and are stated at the tax rates in effect when the temporary differences are expected to be recovered or settled. The Company assessed the future realization of the tax benefit of its existing deferred tax assets and concluded that it is more likely than not that all of the deferred tax assets will not be realized in the future. As a result, the Company recorded a valuation allowance of $140.1 million and $103.9 million against its deferred tax assets at December 31, 2023 and 2022, respectively.
As of December 31, 2023, the Company has not recognized any uncertain tax positions, penalties, or interest as management has concluded that no such positions exist. The Company is subject to federal examination for tax years beginning with the year ended December 31, 2020 and state examination for tax years beginning with the year ended December 31, 2019. One of the Company's subsidiaries is currently under audit with the IRS for the year ended December 31, 2020. The Company is not under audit for other taxable entities, jurisdictions or tax years. In addition, all of our federal net operating losses and 163(j) interest expense limitations can be carried forward indefinitely while our state net operating losses will begin to expire in 2039.
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
BRP Group is a party to the Tax Receivable Agreement with BRP’s LLC Members that provides for the payment by BRP Group to BRP’s LLC Members of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that BRP Group actually realizes as a result of (i) any increase in tax basis in BRP assets resulting from (a) previous acquisitions by BRP Group of LLC Units from BRP’s LLC Members, (b) the acquisition of LLC Units from BRP’s LLC Members using the net proceeds from any future offering, (c) redemptions or exchanges by BRP’s LLC Members of LLC Units and the corresponding number of shares of Class B common stock for shares of Class A common stock or cash or (d) payments under the Tax Receivable Agreement, and (ii) tax benefits related to imputed interest resulting from payments made under the Tax Receivable Agreement.
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

The following table sets forth the computation of basic and diluted loss per share:

	For the Years Ended December 31,
(in thousands, except per share data)	2023	2022	2021
Basic and diluted loss per share:
Loss attributable to BRP Group	$(90,141)	$(41,772)	$(30,646)
Shares used for basic and diluted loss per share:
Basic and diluted weighted-average shares of Class A common stock outstanding	60,135	56,825	47,588
Basic and diluted loss per share	$(1.50)	$(0.74)	$(0.64)
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

	For the Years Ended December 31,
	2023	2022	2021
Unvested RSAs and PSUs	3,874,639	3,595,303	3,119,909
Shares of Class B common stock	53,132,031	54,504,918	56,338,051
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

	December 31,
(in thousands)	2023	2022
Level 2
Interest rate caps	$2,562	$15,150
Level 2 Assets	$2,562	$15,150
Level 3
Contingent earnout liabilities	$276,467	$266,936
Level 3 Liabilities	$276,467	$266,936
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
Methodologies used for liabilities measured at fair value on a recurring basis within Level 3 of the fair value hierarchy at December 31, 2023 and 2022 are based on limited unobservable inputs. These methods may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.
The fair value of contingent earnout liabilities is based on sales projections for the acquired entities, which are reassessed each reporting period. Based on the Company’s ongoing assessment of the fair value of its contingent earnout liabilities, the Company recorded a net increase in the estimated fair value of such liabilities of $61.1 million, $32.3 million and $45.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. The Company has assessed the maximum estimated exposure to the contingent earnout liabilities to be $607.4 million at December 31, 2023.
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
The fair value of the contingent earnout liabilities is based on Monte Carlo simulations that measure the present value of the expected future payments to be made to Partners in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, the Company estimates the Partner’s future performance using financial projections developed by management for the Partner and market participant assumptions that were derived for revenue growth, the number of rental units tracked or the insured value of sourced homeowners insurance. Revenue growth rates generally ranged from 10% to 35% at December 31, 2023 and from 8% to 35% at December 31, 2022. The Company estimates future payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. These payments are discounted to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of the Partner to achieve the targets. These discount rates generally ranged from 7.50% to 13.75% at December 31, 2023 and from 6.50% to 18.00% at December 31, 2022. Changes in financial projections, market participant assumptions for revenue growth, or the risk-adjusted discount rate, would result in a change in the fair value of contingent consideration.

The following table sets forth a summary of the changes in the fair value of the Company’s contingent earnout liabilities, which are measured at fair value on a recurring basis utilizing Level 3 assumptions in their valuation:

	For the Years Ended December 31,
(in thousands)	2023	2022
Balance at beginning of year	$266,936	$258,589
Change in fair value of contingent consideration(1)	61,083	32,307
Fair value of contingent consideration issuances	723	14,918
Settlement of contingent consideration(2)	(52,275)	(38,878)
Balance at end of year	$276,467	$266,936
__________
(1)    The Company reclassified $8.5 million of its contingent earnout liabilities through the issuance of an incentive bonus during the year ended December 31, 2023, which results in a reduction to the change in fair value of contingent consideration and an increase to commissions, employee compensation and benefits expense in the consolidated statements of comprehensive loss. The incentive bonus that remains unpaid at the end of the year is reflected as an earnout incentive bonus in Note 10.
(2)    The Company settled $2.1 million and $61.5 million of its contingent earnout liabilities through the issuance of related party notes payable and reduction of related party notes receivable during the years ended December 31, 2022 and 2021, respectively, the latter of which was included as payments of contingent earnout consideration in the consolidated statements of cash flows for the year ended December 31, 2022 when the related party notes payable were paid.
Fair Value of Assets and Liabilities Not Measured at Fair Value
The fair value of long-term debt and the revolving line of credit is based on an estimate using a discounted cash flow analysis and current borrowing rates for similar types of borrowing arrangements. The carrying amount and estimated fair value of long-term debt and the revolving line of credit were as follows:

	Fair Value Hierarchy	December 31, 2023		December 31, 2022
(in thousands)		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt(1)	Level 2	$998,737	$997,489	$838,114	$816,155
Revolving line of credit	Level 2	341,000	335,963	505,000	476,304
__________
(1)    The carrying amount of long-term debt reflects outstanding borrowings on the Term Loan B, which are presented net of unamortized debt discount and issuance costs of $20.3 million and $19.7 million at December 31, 2023 and 2022, respectively, on the consolidated balance sheets.
20. Commitments and Contingencies
As of December 31, 2023, BRP has a remaining commitment to USF to donate $4.2 million through October 2028. The gift will provide support for the School of Risk Management and Insurance in the USF Muma College of Business. It is currently anticipated that Lowry Baldwin, the Company's Chairman, will fund half of the amounts to be donated by BRP.
Legal
The Company is involved in various claims and legal actions arising in the ordinary course of business. A liability is recorded when a loss is considered probable and is reasonably estimable in accordance with GAAP. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

21. Segment Information
The Company completed a strategic review of its organizational structure in January 2023 and determined that the chief operating decision-maker, the chief executive officer, would change the way he manages and operates the Company’s Mainstreet and Medicare businesses. Effective in the first quarter of 2023, the chief executive officer reviews the Medicare and Mainstreet businesses on a combined basis as one operating segment, also determined to be an Operating Group, Mainstreet Insurance Solutions, which is used by the chief executive officer to make decisions about the resources to be allocated to the Operating Group and to assess its performance. In addition, the Middle Market and Specialty Operating Groups were rebranded as Insurance Advisory Solutions and Underwriting, Capacity & Technology Solutions, respectively, effective in the first quarter of 2023.
Effective in the first quarter of 2023, BRP Group’s business is divided into three Operating Groups: Insurance Advisory Solutions, Underwriting, Capacity & Technology Solutions and Mainstreet Insurance Solutions.
•The Insurance Advisory Solutions (“IAS”) Operating Group provides expertly-designed commercial risk management, employee benefits and private risk management solutions for businesses and high-net-worth individuals, as well as their families, through our national footprint which has assimilated some of the highest quality independent insurance brokers in the country with vast and varied strategic capabilities and expertise.
•The Underwriting, Capacity & Technology Solutions (“UCTS”) Operating Group consists of three distinct businesses—our specialty wholesale broker business, our MGA of the Future platform and, as of the third quarter of 2023, our newly launched reinsurance brokerage business, Juniper Re. Our specialty wholesale broker business delivers professionals, individuals and niche industry businesses expanded access to exclusive specialty markets, capabilities and programs requiring complex underwriting and placement. Through its MGA of the Future platform, the Company manufactures proprietary, technology-enabled insurance products that are then distributed (in many instances via technology and/or API integrations) internally via Risk Advisors across its other Operating Groups and externally via select distribution partners, with a focus on sheltered channels where our products deliver speed, ease of use and certainty of execution, an example of which is the national embedded renters insurance product sold at point of lease via integrations with property management software providers.
•The Mainstreet Insurance Solutions (“MIS”) Operating Group offers personal insurance, commercial insurance and life and health solutions to individuals and businesses in their communities, with a focus on accessing Clients via sheltered distribution channels, which include, but are not limited to, new home builders, realtors, mortgage originators/lenders, master planned communities, and various other community centers of influence. The MIS Operating Group also offers consultation for government assistance programs and solutions, including traditional Medicare, Medicare Advantage and Affordable Care Act, to seniors and eligible individuals through a network of primarily independent contractor agents.
In all its Operating Groups, the Company generates commissions from insurance placement under both agency bill and direct bill arrangements, and profit-sharing income based on either the underlying book of business or performance, such as loss ratios. All Operating Groups also generate other ancillary income and premium financing income.
In the IAS and UCTS Operating Groups, the Company generates fees from service fee and consulting arrangements. Service fee arrangements are in place with certain Clients for providing insurance placement services.
In the UCTS Operating Group, the Company generates fees from policy fee and installment fee arrangements. Policy fee revenue is earned for acting in the capacity of an MGA and providing payment processing services and other administrative functions on behalf of Insurance Company Partners.
In the MIS Operating Group, the Company generates commissions and fees from marketing income, which is earned through co-branded Medicare marketing campaigns with the Company’s Insurance Company Partners.
In addition, the Company generates investment income in the IAS and UCTS Operating Groups and the Corporate and Other non-reportable segment.
The Company’s chief operating decision maker, the chief executive officer, uses net income (loss) and net income (loss) before interest, taxes, depreciation, amortization, and one-time transactional-related expenses or non-recurring items to manage resources and make decisions about the business.

Summarized financial information regarding the Company’s Operating Groups is shown in the following tables. The Corporate and Other non-reportable segment includes any expenses not allocated to the Operating Groups and corporate-related items, including interest expense. Intersegment revenue and expenses are eliminated through Corporate and Other. Service center expenses and other overhead are allocated to the Company’s Operating Groups based on either revenue or headcount as applicable to each expense.

	For the Year Ended December 31, 2023
(in thousands)	Insurance Advisory Solutions	Underwriting, Capacity & Technology Solutions	Mainstreet Insurance Solutions	Corporate and Other	Total
Revenues:
Commissions and fees(1)	$626,828	$418,014	$234,697	$(67,711)	$1,211,828
Investment income	3,637	2,135	—	955	6,727
Total revenues	630,465	420,149	234,697	(66,756)	1,218,555

Operating expenses:
Commissions, employee compensation and benefits(1)	433,596	311,708	148,240	17,810	911,354
Other operating expenses	79,100	44,663	31,698	34,806	190,267
Amortization expense	51,568	18,188	22,848	100	92,704
Change in fair value of contingent consideration	41,481	17,755	1,847	—	61,083
Depreciation expense	1,462	705	570	2,961	5,698
Total operating expenses	607,207	393,019	205,203	55,677	1,261,106

Operating income (loss)	23,258	27,130	29,494	(122,433)	(42,551)

Other income (expense):
Interest income (expense), net	157	—	30	(119,652)	(119,465)
Other income (expense), net	(263)	1,148	—	(1,603)	(718)
Total other income (expense)	(106)	1,148	30	(121,255)	(120,183)

Income (loss) before income taxes	23,152	28,278	29,524	(243,688)	(162,734)
Income tax expense	13	—	102	1,170	1,285
Net income (loss)	$23,139	$28,278	$29,422	$(244,858)	$(164,019)

Capital expenditures	$1,330	$7,571	$3,482	$8,993	$21,376
	At December 31, 2023
Total assets	$2,250,545	$688,588	$518,593	$44,211	$3,501,937
__________
(1)    During the year ended December 31, 2023, the UCTS Operating Group recorded intercompany commissions and fees of $65.9 million and the MIS Operating Group recorded intercompany commissions and fees of $1.8 million. Intercompany commissions and fees and intercompany commission expense are eliminated through Corporate and Other.

	For the Year Ended December 31, 2022
(in thousands)	Insurance Advisory Solutions	Underwriting, Capacity & Technology Solutions	Mainstreet Insurance Solutions	Corporate and Other	Total
Revenues:
Commissions and fees(1)	$558,776	$307,748	$157,038	$(42,842)	$980,720
Total revenues	558,776	307,748	157,038	(42,842)	980,720

Operating expenses:
Commissions, employee compensation and benefits(1)	385,492	218,859	97,732	17,362	719,445
Other operating expenses	73,638	31,313	25,702	43,055	173,708
Amortization expense	50,209	16,946	14,578	5	81,738
Change in fair value of contingent consideration	26,429	5,354	524	—	32,307
Depreciation expense	1,476	615	278	2,251	4,620
Total operating expenses	537,244	273,087	138,814	62,673	1,011,818

Operating income (loss)	21,532	34,661	18,224	(105,515)	(31,098)

Other income (expense):
Interest income (expense), net	232	—	30	(71,334)	(71,072)
Other income (expense), net	265	(371)	(2)	26,245	26,137
Total other income (expense)	497	(371)	28	(45,089)	(44,935)

Income (loss) before income taxes	22,029	34,290	18,252	(150,604)	(76,033)
Income tax expense	—	—	—	715	715
Net income (loss)	$22,029	$34,290	$18,252	$(151,319)	$(76,748)

Capital expenditures	$1,738	$5,655	$3,018	$11,568	$21,979
	At December 31, 2022
Total assets	$2,240,483	$616,117	$530,504	$75,078	$3,462,182
__________
(1)    During the year ended December 31, 2022, the IAS Operating Group recorded intercompany commissions and fees of $1.7 million; the UCTS Operating Group recorded intercompany commissions and fees of $39.2 million; and the MIS Operating Group recorded intercompany commissions and fees of $1.9 million. Intercompany commissions and fees and intercompany commission expense are eliminated through Corporate and Other.

	For the Year Ended December 31, 2021
(in thousands)	Insurance Advisory Solutions	Underwriting, Capacity & Technology Solutions	Mainstreet Insurance Solutions	Corporate and Other	Total
Revenues:
Commissions and fees(1)	$363,822	$144,455	$61,736	$(2,723)	$567,290
Total revenues	363,822	144,455	61,736	(2,723)	567,290

Operating expenses:
Commissions, employee compensation and benefits(1)	234,652	102,824	39,193	23,381	400,050
Other operating expenses	50,037	13,716	10,259	28,150	102,162
Amortization expense	34,056	11,326	3,333	5	48,720
Change in fair value of contingent consideration	32,735	11,881	580	—	45,196
Depreciation expense	1,483	184	345	776	2,788
Total operating expenses	352,963	139,931	53,710	52,312	598,916

Operating income (loss)	10,859	4,524	8,026	(55,035)	(31,626)

Other income (expense):
Interest income (expense), net	(150)	(2)	1	(26,748)	(26,899)
Other income (expense), net	573	(38)	(4)	(107)	424
Total other income (expense)	423	(40)	(3)	(26,855)	(26,475)

Income (loss) before taxes	11,282	4,484	8,023	(81,890)	(58,101)
Income tax expense	—	—	—	19	19
Net income (loss)	$11,282	$4,484	$8,023	$(81,909)	$(58,120)

Capital expenditures	$949	$590	$191	$3,591	$5,321
__________
(1)    During the year ended December 31, 2021, the IAS Operating Group recorded intercompany commissions and fees of $1.5 million; the UCTS Operating Group recorded intercompany commissions and fees of $0.2 million; and the MIS Operating Group recorded intercompany commissions and fees of $1.1 million. Intercompany commissions and fees and intercompany commission expense are eliminated through Corporate and Other.
22. Subsequent Events
On January 26, 2024, the Company signed a definitive agreement for the sale of its specialty wholesale broker business for proceeds of approximately $58.9 million. The transaction is expected to close on March 1, 2024, subject to customary closing conditions. The Company has not yet completed a determination of the gain or loss to be recognized from this transaction. Refer to Note 3 for additional information on the specialty wholesale broker business, the assets and liabilities of which were classified as held for sale as of December 31, 2023.
On January 30, 2024, the Company accelerated settlement of Brush Creek Partners' contingent earnout and entered into notes payable agreements with each of Brush Creek Partners' stockholders for a combined principal amount of $8.2 million. The related party notes are payable as follows: (i) $2.05 million is payable within 30 days of the date of the agreement, and (ii) $6.15 million is payable on February 28, 2025.
On January 1, 2024, the Company's FounderShield Partner moved from the UCTS Operating Group to the IAS Operating Group. As of December 31, 2023, this realignment has not yet been reflected within the Company's financial statements. Quarterly reports on Form 10-Q for the 2024 periods will include a revision of the UCTS and IAS Operating Groups and corresponding information for prior periods will be retrospectively revised to reflect this change.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2023.
Management's Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.
Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Management’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of management, acting under authority delegated to them by our board of directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria established in Internal Control—Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2023 to provide reasonable assurance regarding the reliability of financial reporting and preparation of the consolidated financial statements in accordance with generally accepted accounting principles. The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in the Report of Independent Registered Public Accounting Firm section under Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
On February 27, 2024, the Compensation Committee of the Company’s board of directors approved a one-time $750,000 promotion bonus payment to Mr. Daniel Galbraith, President, BRP and CEO, Retail Brokerage Operations. If, before February 27, 2025, Mr. Galbraith’s employment is terminated (i) by the Company for Cause or (ii) by Mr. Galbraith without Good Reason, Mr. Galbraith will be required to repay a portion of the promotion bonus payment, pro-rated based on the proportionate number of days served in his role prior to the termination of his employment with the Company in relation to the one-year period ending on February 27, 2025. The terms “Cause” and “Good Reason” are defined by reference in the Summary of Mr. Galbraith's One-Time Promotion Bonus Payment, which is filed as Exhibit 10.3 to this Annual Report on 10-K.
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
We have adopted a Code of Business Conduct and Ethics that applies to all employees, including executive officers, and to directors. The Code of Business Conduct and Ethics is available on the Governance Overview page of our investor relations website at ir.baldwinriskpartners.com. Any approved amendments to, or waiver of, any provision of the Code of Business Conduct and Ethics will be posted on our investor relations website at the aforementioned address.
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to the definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Annual Report on Form 10-K.
(1)    Consolidated financial statements: Refer to Item 8. Financial Statements and Supplementary Data elsewhere in this Annual Report on Form 10-K.
(2)    Consolidated financial statement schedules. All schedules are omitted for the reason that the information is included in the consolidated financial statements or the notes thereto or that they are not required or are not applicable.
(3)    Exhibits: The exhibits listed in the accompanying index are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

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

3.4
First Amendment to Amended and Restated By-Laws of BRP Group, Inc. (incorporated herein by reference to Exhibit 3.4 of the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2023).

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

10.2†
Amended and Restated Employment Agreement, dated as of October 28, 2019, between Baldwin Risk Partners, LLC and Daniel Galbraith (incorporated herein by reference to Exhibit 10.9 of the registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 22, 2020).

10.3†*	Summary of Mr. Galbraith's One-Time Promotion Bonus Payment
10.4†
Amended and Restated Employment Agreement, dated as of October 28, 2019, between Baldwin Risk Partners, LLC and Bradford Hale (incorporated herein by reference to Exhibit 10.4 of the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2022).

10.5†
Amendment No. 1 to Amended and Restated Employment Agreement, dated as of March 23, 2020, between Baldwin Risk Partners, LLC and Bradford Hale (incorporated herein by reference to Exhibit 10.5 of the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2022).

10.6†
Amendment No. 2 to Amended and Restated Employment Agreement, dated as of April 1, 2021, between Baldwin Risk Partners, LLC and Bradford Hale (incorporated herein by reference to Exhibit 10.6 of the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2022).

10.7†
Amended and Restated Employment Agreement, dated as of October 28, 2019, between Baldwin Risk Partners, LLC and Kris Wiebeck (incorporated herein by reference to Exhibit 10.2 of the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2020).

10.8†
Amendment No. 1 to Amended and Restated Employment Agreement, dated as of April 1, 2021, between Baldwin Risk Partners, LLC and Kris Wiebeck (incorporated herein by reference to Exhibit 10.8 of the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2022).

10.9†*	Retirement Agreement & General Release, dated as of November 3, 2023, between Baldwin Risk Partners, LLC, BRP Colleague Inc. and Kris Wiebeck.

Exhibit No.	Description of Exhibit
10.10†
Amended and Restated Employment Agreement, dated as of October 28, 2019, between Baldwin Risk Partners, LLC and John Valentine (incorporated herein by reference to Exhibit 10.3 of the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2020).

10.11†*	Retirement Agreement & General Release, dated as of November 3, 2023, between Baldwin Risk Partners, LLC, BRP Colleague Inc. and John Valentine.
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

10.14†
Form of Baldwin Risk Partners, LLC Restricted Unit Agreement (incorporated herein by reference to Exhibit 10.11 of the registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 23, 2019).

10.15†
Form of BRP Group, Inc. Omnibus Incentive Plan Performance-Based Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on May 6, 2021).

10.16†
BRP Group, Inc. Partnership Inducement Award Plan (as amended November 16, 2021) (incorporated herein by reference to Exhibit 99 of the registrant’s Registration Statement on Form S-8 (Registration No. 333-261126) filed with the Securities and Exchange Commission on November 16, 2021).

10.17
Third Amended and Restated Limited Liability Company Agreement of Baldwin Risk Partners, LLC, dated as of October 7, 2019, by and among Baldwin Risk Partners, LLC and its members (incorporated herein by reference to Exhibit 10.5 of the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2020).

10.18
First Amendment to the Third Amended and Restated Limited Liability Company Agreement of Baldwin Risk Partners, LLC, dated as of November 3, 2020, by and among Baldwin Risk Partners, LLC and its members (incorporated herein by reference to Exhibit 10.15 of the registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2023).

10.19†
Form of Director and Executive Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.12 of the registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 23, 2019).

10.20
Stockholders Agreement, dated as of October 28, 2019, by and among BRP Group, Inc. and the other persons and entities party thereto (incorporated herein by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2019).

10.21	Consent and Defense Agreement (incorporated herein by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2023).
10.22
Registration Rights Agreement, dated as of October 28, 2019, by and among BRP Group, Inc. and the other persons and entities party thereto (incorporated herein by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2019).

10.23
Tax Receivable Agreement, dated as of October 28, 2019, by and among BRP Group, Inc., Baldwin Risk Partners, LLC and each of the other persons and entities party thereto (incorporated herein by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2019).

10.24
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

10.25
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

10.26
Amendment No. 2 to Credit Agreement, dated as of June 2, 2021, by and among Baldwin Risk Partners, LLC, a Delaware limited liability company, JPMorgan Chase Bank, N.A., as the Administrative Agent, the Guarantors party thereto, the Lenders party thereto and the Issuing Lenders party thereto (incorporated herein by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2021).

Exhibit No.	Description of Exhibit
10.27
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

10.28
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

10.29
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

10.30
Amendment No. 6 to Credit Agreement, dated as of June 27, 2023, by and among Baldwin Risk Partners, LLC, a Delaware limited liability company, JPMorgan Chase Bank, N.A., as the Administrative Agent, the Guarantors party thereto, the Lenders party thereto and the Issuing Lenders party thereto (incorporated herein by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2023).

10.31
Amendment No. 7 to Credit Agreement, dated as of September 15, 2023, by and among Baldwin Risk Partners, LLC, a Delaware limited liability company, JPMorgan Chase Bank, N.A., as the Administrative Agent, the Guarantors party thereto, the Lenders party thereto and the Issuing Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2023).

21*	List of Subsidiaries of BRP Group, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1*	Certification of the Registrant’s Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
31.2*	Certification of the Registrant’s Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32**	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97*	BRP Group, Inc. Clawback Policy
101.INS*	Inline XBRL Instance Document - the Instance document does not appear in the Interactive Data file because XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

BRP GROUP, INC.

Date: February 28, 2024	By:	/s/ Trevor L. Baldwin
Trevor L. Baldwin
Chief Executive Officer

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lowry Baldwin	Chairman of the Board of Directors	February 28, 2024
Lowry Baldwin

/s/ Trevor L. Baldwin	Chief Executive Officer and Director	February 28, 2024
Trevor L. Baldwin	(Principal Executive Officer)

/s/ Bradford L. Hale	Chief Financial Officer	February 28, 2024
Bradford L. Hale	(Principal Financial Officer)

/s/ Corbyn Lichon	Chief Accounting Officer	February 28, 2024
Corbyn Lichon	(Principal Accounting Officer)

/s/ Jay Cohen	Director	February 28, 2024
Jay Cohen

/s/ Joseph J. Kadow	Director	February 28, 2024
Joseph J. Kadow

/s/ Barbara Matas	Director	February 28, 2024
Barbara Matas

/s/ Sathish Muthukrishnan	Director	February 28, 2024
Sathish Muthukrishnan

/s/ Sunita Parasuraman	Director	February 28, 2024
Sunita Parasuraman

/s/ Ellyn Shook	Director	February 28, 2024
Ellyn Shook

/s/ Chris Sullivan	Director	February 28, 2024
Chris Sullivan

/s/ Myron Williams	Director	February 28, 2024
Myron Williams