Form 10-Q
period 2024-03-31
Baldwin Insurance Group, Inc.
filed 2024-05-07
CIK 1781755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024
or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to _________
Commission File Number: 001-39095
_________________________________________
The Baldwin Insurance Group, Inc.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
As of May 1, 2024, there were 66,141,707 shares of Class A common stock outstanding and 51,406,655 shares of Class B common stock outstanding.

THE BALDWIN INSURANCE GROUP, INC.

Note Regarding Forward-Looking Statements
We have made statements in this report, including matters discussed under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part II, Item 1. Legal Proceedings, Part II, Item 1A. Risk Factors and in other sections of this report, that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. You should specifically consider the numerous risks outlined under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 28, 2024.
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

Commonly Used Defined Terms
The following terms have the following meanings throughout this Quarterly Report on Form 10-Q unless the context indicates or requires otherwise:

Amended LLC Agreement	Third Amended and Restated Limited Liability Company Agreement of Baldwin Holdings, as amended
API	Application programming interface
book of business	Insurance policies bound by us on behalf of our Clients
bps	Basis points
Baldwin Holdings	The Baldwin Insurance Group Holdings, LLC (formerly Baldwin Risk Partners, LLC), our operating company and a subsidiary of Baldwin
Baldwin	The Baldwin Insurance Group, Inc. (formerly BRP Group, Inc.), our parent company
Clients	Our insureds
Colleagues	Our employees
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	Accounting principles generally accepted in the United States of America
Insurance Company Partners	Insurance companies with which we have a contractual relationship
JPM Credit Agreement	Credit Agreement, dated as of October 14, 2020, between Baldwin Holdings, LLC, as borrower, JPMorgan Chase Bank, N.A., as the Administrative Agent, the Guarantors party thereto, the Lenders party thereto and the Issuing Lenders party thereto, as amended by the Amendment No. 1 to Credit Agreement dated as of May 7, 2021, Amendment No. 2 to Credit Agreement dated as of June 2, 2021, Amendment No. 3 to Credit Agreement dated as of August 6, 2021, Amendment No. 4 to Credit Agreement dated as of December 16, 2021, Amendment No. 5 to Credit Agreement dated as of March 28, 2022, Amendment No. 6 to Credit Agreement dated as of June 27, 2023 and Amendment No. 7 to Credit Agreement dated as of September 15, 2023
LLC Units	Membership interests of Baldwin Holdings
MGA	Managing General Agent
Operating Groups	Our reportable segments
Partners	Companies that we have acquired, or in the case of asset acquisitions, the producers
Partnerships	Strategic acquisitions made by the Company
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

Revolving Facility	Our revolving credit facility under the JPM Credit Agreement with commitments in an aggregate principal amount of $600 million, maturing April 1, 2027
Risk Advisors	Our producers
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
Tax Receivable Agreement	Tax Receivable Agreement between Baldwin and the holders of LLC Units in Baldwin Holdings entered into on October 28, 2019
Term Loan B	Our term loan facility under the JPM Credit Agreement with a principal amount of $1.02 billion, maturing October 14, 2027
Westwood	Westwood Insurance Agency, a 2022 Partner
Wholesale Business	Our specialty wholesale broker business, which was sold on March 1, 2024

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE BALDWIN INSURANCE GROUP, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share and per share data)	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$112,113	$116,209
Restricted cash	122,204	104,824
Premiums, commissions and fees receivable, net	701,892	627,791
Prepaid expenses and other current assets	14,909	12,730
Assets held for sale	—	64,351
Total current assets	951,118	925,905
Property and equipment, net	22,994	22,713
Right-of-use assets	83,461	85,473
Other assets	39,777	38,134
Intangible assets, net	1,000,274	1,017,343
Goodwill	1,412,369	1,412,369
Total assets	$3,509,993	$3,501,937
Liabilities, Mezzanine Equity and Stockholders’ Equity
Current liabilities:
Premiums payable to insurance companies	$599,828	$555,569
Producer commissions payable	85,687	64,304
Accrued expenses and other current liabilities	132,234	152,954
Related party notes payable	5,691	1,525
Current portion of contingent earnout liabilities	229,529	215,157
Liabilities held for sale	—	43,931
Total current liabilities	1,052,969	1,033,440
Revolving line of credit	334,000	341,000
Long-term debt, less current portion	966,962	968,183
Contingent earnout liabilities, less current portion	6,336	61,310
Operating lease liabilities, less current portion	77,830	78,999
Other liabilities	123	123
Total liabilities	2,438,220	2,483,055
Commitments and contingencies (Note 13)
Mezzanine equity:
Redeemable noncontrolling interest	455	394
Stockholders’ equity:
Class A common stock, par value $0.01 per share, 300,000,000 shares authorized; 65,205,532 and 64,133,950 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	652	641
Class B common stock, par value $0.0001 per share, 100,000,000 shares authorized; 51,622,192 and 52,422,494 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	5	5
Additional paid-in capital	762,609	746,671
Accumulated deficit	(165,327)	(186,905)
Total stockholders’ equity attributable to Baldwin	597,939	560,412
Noncontrolling interest	473,379	458,076
Total stockholders’ equity	1,071,318	1,018,488
Total liabilities, mezzanine equity and stockholders’ equity	$3,509,993	$3,501,937
See accompanying Notes to Condensed Consolidated Financial Statements.

THE BALDWIN INSURANCE GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended March 31,
(in thousands, except share and per share data)	2024	2023
Revenues:
Commissions and fees	$378,096	$329,523
Investment income	2,271	923
Total revenues	380,367	330,446

Operating expenses:
Commissions, employee compensation and benefits	262,092	230,954
Other operating expenses	45,795	46,604
Amortization expense	24,041	23,163
Change in fair value of contingent consideration	12,676	24,758
Depreciation expense	1,505	1,348
Total operating expenses	346,109	326,827

Operating income	34,258	3,619

Other income (expense):
Interest expense, net	(31,545)	(27,884)
Gain on divestitures	36,516	—
Other income (expense), net	538	(1,511)
Total other income (expense), net	5,509	(29,395)

Income (loss) before income taxes	39,767	(25,776)
Income tax expense	667	78
Net income (loss)	39,100	(25,854)
Less: net income (loss) attributable to noncontrolling interests	17,522	(11,722)
Net income (loss) attributable to Baldwin	$21,578	$(14,132)

Comprehensive income (loss)	$39,100	$(25,854)
Comprehensive income (loss) attributable to noncontrolling interests	17,522	(11,722)
Comprehensive income (loss) attributable to Baldwin	21,578	(14,132)

Basic earnings (loss) per share	$0.35	$(0.24)
Diluted earnings (loss) per share	$0.33	$(0.24)
Weighted-average shares of Class A common stock outstanding - basic	61,856,147	58,711,798
Weighted-average shares of Class A common stock outstanding - diluted	65,314,248	58,711,798

See accompanying Notes to Condensed Consolidated Financial Statements.

THE BALDWIN INSURANCE GROUP, INC.
Condensed Consolidated Statements of Stockholders’ Equity and Mezzanine Equity
(Unaudited)

For the Three Months Ended March 31, 2024
	Stockholders’ Equity								Mezzanine Equity
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total	Redeemable Non-controlling Interest
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2023	64,133,950	$641	52,422,494	$5	$746,671	$(186,905)	$458,076	$1,018,488	$394
Net income	—	—	—	—	—	21,578	17,461	39,039	61
Share-based compensation, net of forfeitures	271,280	3	—	—	7,723	—	6,163	13,889	—
Redemption of Class B common stock	800,302	8	(800,302)	—	8,215	—	(8,223)	—	—
Tax distributions to Baldwin Holdings LLC members	—	—	—	—	—	—	(98)	(98)	—
Balance at March 31, 2024	65,205,532	$652	51,622,192	$5	$762,609	$(165,327)	$473,379	$1,071,318	$455

For the Three Months Ended March 31, 2023
	Stockholders’ Equity									Mezzanine Equity
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholder Notes Receivable	Non-controlling Interest	Total	Redeemable Non-controlling Interest
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2022	61,447,368	$614	54,504,918	$5	$704,291	$(96,764)	$(42)	$531,448	$1,139,552	$487
Net income (loss)	—	—	—	—	—	(14,132)	—	(11,773)	(25,905)	51
Share-based compensation, net of forfeitures	276,281	3	—	—	6,870	—	—	6,043	12,916	—
Redemption of Class B common stock	834,641	9	(834,641)	—	5,484	—	—	(5,493)	—	—
Tax distributions to Baldwin Holdings LLC members	—	—	—	—	—	—	—	(11)	(11)	—
Repayment of stockholder notes receivable	—	—	—	—	—	—	21	—	21	—
Balance at March 31, 2023	62,558,290	$626	53,670,277	$5	$716,645	$(110,896)	$(21)	$520,214	$1,126,573	$538

See accompanying Notes to Condensed Consolidated Financial Statements.

THE BALDWIN INSURANCE GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2024	2023
Cash flows from operating activities:
Net income (loss)	$39,100	$(25,854)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	25,546	24,511
Change in fair value of contingent consideration	12,676	24,758
Share-based compensation expense	14,094	13,281
Payment of contingent earnout consideration in excess of purchase price accrual	(16,318)	(857)
Gain on divestitures	(36,516)	—
Amortization of deferred financing costs	1,552	1,239
Loss on interest rate caps	26	1,407
Other (gain) loss	(4)	100
Changes in operating assets and liabilities:
Premiums, commissions and fees receivable, net	(73,558)	(48,351)
Prepaid expenses and other current assets	(4,629)	(4,860)
Right-of-use assets	4,186	1,149
Accounts payable, accrued expenses and other current liabilities	39,451	(163)
Operating lease liabilities	(2,712)	(468)
Other liabilities	—	77
Net cash provided by (used in) operating activities	2,894	(14,031)
Cash flows from investing activities:
Proceeds from divestitures, net of cash transferred	54,448	—
Capital expenditures	(8,146)	(3,499)
Investments in and loans for business ventures	(3,189)	(100)
Proceeds from repayment of related party loans	1,500	—
Cash consideration paid for asset acquisitions	—	(1,500)
Net cash provided by (used in) investing activities	44,613	(5,099)
Cash flows from financing activities:
Payment of contingent earnout consideration up to amount of purchase price accrual	(32,794)	(4,680)
Proceeds from revolving line of credit	70,000	50,000
Payments on revolving line of credit	(77,000)	(70,000)
Payments on long-term debt	(2,561)	(2,127)
Proceeds from the settlement of interest rate caps	2,300	2,275
Tax distributions to Baldwin Holdings LLC members	(98)	(11)
Proceeds from repayment of stockholder notes receivable	—	21
Net cash used in financing activities	(40,153)	(24,522)
Net increase (decrease) in cash and cash equivalents and restricted cash	7,354	(43,652)
Cash and cash equivalents and restricted cash at beginning of period	226,963	230,471
Cash and cash equivalents and restricted cash at end of period	$234,317	$186,819

See accompanying Notes to Condensed Consolidated Financial Statements.

THE BALDWIN INSURANCE GROUP, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2024	2023
Supplemental schedule of cash flow information:
Cash paid during the period for interest	$27,857	$24,898
Cash paid during the period for income taxes	153	—
Disclosure of non-cash investing and financing activities:
Conversion of contingent earnout liability to related party notes payable	$5,636	$—
Right-of-use assets obtained in exchange for operating lease liabilities	1,912	3,071
Capital expenditures incurred but not yet paid	625	1,084
Right-of-use assets increased through lease modifications and reassessments	226	61

See accompanying Notes to Condensed Consolidated Financial Statements.

THE BALDWIN INSURANCE GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Business and Basis of Presentation
The Baldwin Insurance Group, Inc. (“Baldwin” or the “Company”) was incorporated in the state of Delaware on July 1, 2019 as BRP Group, Inc. On May 2, 2024, the Company was renamed The Baldwin Insurance Group, Inc. Baldwin is a diversified insurance agency and services organization that markets and sells insurance products and services to its Clients throughout the U.S. A significant portion of the Company’s business is concentrated in the Southeastern U.S., with several other regional concentrations. Baldwin and its subsidiaries operate through three reportable segments (“Operating Groups”), including Insurance Advisory Solutions, Underwriting, Capacity & Technology Solutions and Mainstreet Insurance Solutions, which are discussed in more detail in Note 14.
Principles of Consolidation
The consolidated financial statements include the accounts of Baldwin and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
As the sole manager of The Baldwin Insurance Group Holdings, LLC (formerly Baldwin Risk Partners, LLC) (“Baldwin Holdings”), Baldwin operates and controls all the business and affairs of Baldwin Holdings, and has the sole voting interest in, and controls the management of, Baldwin Holdings. Accordingly, Baldwin consolidates Baldwin Holdings in its consolidated financial statements, resulting in a noncontrolling interest related to the membership interests of Baldwin Holdings (the “LLC Units”) held by Baldwin Holdings’ members in its consolidated financial statements.
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
Unaudited Interim Financial Reporting
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all the information and related notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting of recurring accruals, considered necessary for fair statement have been included. The accompanying consolidated balance sheet for the year ended December 31, 2023 was derived from audited financial statements, but does not include all disclosures required by GAAP. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2024.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates underlying the accompanying condensed consolidated financial statements include the application of guidance for revenue recognition; impairment of intangible assets and goodwill; the valuation of contingent consideration; and the valuation allowance for deferred tax assets.

Changes in Presentation
As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, beginning in January 2024, the Company’s FounderShield Partner moved from the Underwriting, Capacity & Technology Solutions Operating Group to the Insurance Advisory Solutions Operating Group. Prior year segment reporting information in Note 14 has been recast to conform to the current organizational structure.
In addition, certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications had no impact on the Company’s previously reported consolidated financial position or results of operations.
Recently Issued Accounting Standards
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures (“ASU 2023-09”) to enhance the transparency and usefulness of income tax disclosures. ASU 2023-09 requires disclosure of specific categories and disaggregation of information in the rate reconciliation table using both percentages and reporting currency amounts. ASU 2023-09 also requires disclosure of disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. This guidance is effective for fiscal years beginning after December 15, 2024. The Company expects the adoption of this standard to expand its income tax disclosures, but otherwise have no impact on the consolidated financial statements.
Recently Adopted Accounting Standards
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures (“ASU 2023-07”) to enhance the disclosure requirements for reportable segments. ASU 2023-07 requires disclosure of significant segment expenses regularly provided to the chief operating decision maker (“CODM”), as well as an aggregate amount of other segment items included within segment profit or loss and a description of its composition. Additionally, ASU 2023-07 requires a description of how the CODM utilizes the reported measure of segment operating results to assess segment performance. ASU 2023-07 also requires enhanced interim disclosure requirements effectively making annual disclosures a requirement for interim reporting. The annual requirements of ASU 2023-07 became effective for the Company January 1, 2024, at which time it was adopted. The Company will include the new disclosures in our Annual Report on Form 10-K for the year ending December 31, 2024 as required. New interim period disclosures are required for fiscal years beginning January 1, 2025 and will be included in our Quarterly Reports on Form 10-Q at that time.
2. Business Divestitures
Since its launch in January 2020, the Company's specialty wholesale broker business (the “Wholesale Business”), operating within the Underwriting, Capacity & Technology Solutions Operating Group, had not benefited from the same degree of capital allocation, focus and prioritization as the retail and MGA businesses. After assessing the various paths forward for the Wholesale Business, near the end of 2023, management concluded that a plan to sell the Wholesale Business created the greatest opportunity for both the Company and the Wholesale Business.
As of December 31, 2023, the Wholesale Business met the criteria to be classified as held for sale. The assets and liabilities were recorded as held for sale at their carrying value, which was determined to be lower than the fair value of the net assets less costs to sell and, as a result, no loss was recorded relating to the reclassification. The divestiture did not meet the criteria to be reported as discontinued operations and the Company continued to report the operating results for its Wholesale Business as continuing operations in the condensed consolidated statements of comprehensive income (loss) through February 29, 2024.
On March 1, 2024, the Company closed on the sale of its Wholesale Business for proceeds of approximately $58.9 million, subject to certain customary purchase price adjustments. The Company derecognized assets of $61.7 million, which included $9.5 million of goodwill, and liabilities of $39.9 million. The Company recognized a pre-tax gain on the sale of $36.4 million (subject to certain post-closing adjustments), which is included as a component of gain on divestitures in the condensed consolidated statements of comprehensive income (loss).

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
Total revenues and expenses of the Company’s consolidated VIEs included in the condensed consolidated statements of comprehensive income (loss) were $0.5 million and $0.3 million, respectively, for the three months ended March 31, 2024 and $0.4 million and $0.3 million, respectively, for the three months ended March 31, 2023.
Total assets and liabilities of the Company's consolidated VIEs included on the condensed consolidated balance sheets were $2.0 million and $1.2 million, respectively, at March 31, 2024 and $0.8 million and $0.2 million, respectively, at December 31, 2023. The assets of the consolidated VIEs can only be used to settle the obligations of the consolidated VIEs and the creditors of the liabilities of the consolidated VIEs do not have recourse to the Company.
4. Revenue
The following table provides disaggregated revenues by major source:

	For the Three Months Ended March 31,
(in thousands)	2024	2023
Commission revenue(1)	$322,375	$270,861
Profit-sharing revenue(2)	20,687	23,162
Consulting and service fee revenue(3)	20,133	16,508
Policy fee and installment fee revenue(4)	12,608	15,832
Other income(5)	2,293	3,160
Investment income(6)	2,271	923
Total revenues	$380,367	$330,446
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
(5)    Other income includes other ancillary income, premium financing income, and marketing income that is based on agreed-upon cost reimbursement for fulfilling specific targeted Medicare marketing campaigns.
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
5. Contract Assets and Liabilities
Contract assets arise when the Company recognizes (i) revenue for amounts that have not yet been billed and (ii) receivables for premiums to be collected on behalf of Insurance Company Partners. Contract liabilities relate to payments received in advance of performance under the contract before the transfer of a good or service to the customer. Contract assets are included in premiums, commissions and fees receivable, net and contract liabilities are included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. The balances of contract assets and liabilities arising from contracts with customers were as follows:

(in thousands)	March 31, 2024	December 31, 2023
Contract assets	$415,256	$342,692
Contract liabilities	32,969	30,281
During the three months ended March 31, 2024, the Company recognized revenue of $23.9 million related to the contract liabilities balance at December 31, 2023.
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

	For the Three Months Ended March 31,
(in thousands)	2024	2023
Balance at beginning of period	$26,205	$21,669
Costs capitalized	3,928	3,372
Amortization	(2,115)	(1,597)
Balance at end of period	$28,018	$23,444

7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

(in thousands)	March 31, 2024	December 31, 2023
Accrued compensation and benefits	$40,491	$53,728
Contract liabilities	32,969	30,281
Current portion of operating lease liabilities	17,314	16,704
Accrued expenses	12,971	23,274
Current portion of long-term debt	10,243	10,243
Colleague earnout incentives(1)	6,629	8,020
Other	11,617	10,704
Accrued expenses and other current liabilities	$132,234	$152,954
__________
(1)    Represents the unpaid portion of contingent earnout liabilities that were reclassified, at the Partner's option, to an earnout incentive bonus payable to Colleagues. Refer to the contingent earnout liabilities rollforward in Note 12 for additional information.
8. Long-Term Debt
As of March 31, 2024, the JPM Credit Agreement, as amended, provided for senior secured credit facilities in an aggregate principal amount of $1.62 billion, which consisted of (i) a term loan facility in the principal amount of $1.02 billion maturing in October 2027 (the “Term Loan B”) and (ii) a revolving credit facility with commitments in an aggregate principal amount of $600.0 million maturing in April 2027 (the “Revolving Facility”). The JPM Credit Agreement is secured by substantially all assets of the Company.
The Term Loan B bears interest at term SOFR plus a credit spread adjustment between 11 bps and 43 bps, based on the term SOFR rate, plus an applicable margin of 350 bps, subject to a term SOFR floor of 50 bps. At March 31, 2024, the outstanding borrowings on the Term Loan B of $996.2 million had an applicable interest rate of 8.94%. The outstanding borrowings on the Term Loan B are presented net of unamortized debt issuance costs of $19.0 million on the condensed consolidated balance sheets at March 31, 2024.
Borrowings under the Revolving Facility accrue interest at SOFR plus 210 bps to SOFR plus 310 bps based on total net leverage ratio. The outstanding borrowings on the Revolving Facility of $334.0 million at March 31, 2024 had an applicable interest rate of 8.50%. The Revolving Facility is also subject to a commitment fee of 0.40% on the unused capacity at March 31, 2024.
The JPM Credit Agreement requires the Company to meet certain financial covenants and comply with customary affirmative and negative covenants as listed in the underlying agreement. The Company was in compliance with these covenants at March 31, 2024.
Interest Rate Caps
The Company uses interest rate caps to mitigate its exposure to interest rate risk on its debt by limiting the impact of interest rate changes on cash flows. The interest rate caps limit the variability of the applicable base rate to the amount of the cap. The interest rate caps, which are included as a component of other assets on the condensed consolidated balance sheets, are recorded at an aggregate fair value of $0.2 million and $2.6 million at March 31, 2024 and December 31, 2023, respectively. The Company recognized a loss on interest rate caps of less than $0.1 million and $1.4 million for the three months ended March 31, 2024 and 2023, respectively. The loss on interest rate caps is included as a component of other income (expense), net in the condensed consolidated statements of comprehensive income (loss).

9. Related Party Transactions
Related Party Balances
The Company has $0.8 million and $1.5 million due from related parties at March 31, 2024 and December 31, 2023, respectively, which includes amounts due from Partners for post-closing cash requirements in accordance with Partnership agreements. The receivable at December 31, 2023 also includes $0.8 million for a loan made to Emerald Bay Risk Solutions, LLC (“Emerald Bay”), an entity formed for the benefit of the MGA of the Future business, and with which Baldwin Holdings, Lowry Baldwin, the Company's Chairman, and members of the Company's executive management team have made capital commitments. Due from related parties is included in prepaid expenses and other current assets on the condensed consolidated balance sheets.
Baldwin Holdings recorded an investment in Emerald Bay of $2.4 million during the three months ended March 31, 2024. Investments are included in other assets on the condensed consolidated balance sheets.
Related party notes payable of $5.7 million and $1.5 million at March 31, 2024 and December 31, 2023, respectively, relate to the settlement of contingent earnout consideration for certain of the Company’s Partners.
Commission Revenue
The Company serves as a broker for Holding Company of the Villages, Inc. (“The Villages”), a significant shareholder, and certain affiliated entities. Commission revenue recorded from transactions with The Villages and affiliated entities was $1.8 million and $1.5 million for the three months ended March 31, 2024 and 2023, respectively.
The Company serves as a broker for certain entities in which a member of our board of directors has a material interest. Commission revenue recorded from transactions with these entities was $0.1 million for the three months ended March 31, 2023.
Commissions Expense
A brother of Lowry Baldwin, the Company’s Chairman, received producer commissions from the Company comprising approximately $0.1 million during each of the three months ended March 31, 2024 and 2023.
Rent Expense
The Company has various agreements to lease office space from wholly-owned subsidiaries of The Villages. Total rent expense incurred with respect to The Villages and its wholly-owned subsidiaries was approximately $0.1 million for each of the three months ended March 31, 2024 and 2023. Total right-of-use assets and operating lease liabilities included on the Company's condensed consolidated balance sheets relating to these lease agreements were $1.3 million each at March 31, 2024 and $1.4 million each at December 31, 2023.
The Company has various agreements to lease office space from other related parties. Total rent expense incurred with respect to other related parties was $0.9 million and $1.0 million for the three months ended March 31, 2024 and 2023, respectively. Total right-of-use assets and operating lease liabilities included on the Company’s condensed consolidated balance sheets relating to these lease agreements were $12.2 million and $12.7 million, respectively, at March 31, 2024 and $12.9 million and $13.4 million, respectively, at December 31, 2023.
10. Share-Based Compensation
The Company has an Omnibus Incentive Plan (the “Omnibus Plan”) and a Partnership Inducement Award Plan (the “Inducement Plan” and collectively with the Omnibus Plan, the “Plans”) to motivate and reward Colleagues and certain other individuals to perform at the highest level and contribute significantly to the Company’s success, thereby furthering the best interests of Baldwin’s stockholders. The total number of shares of Class A common stock authorized for issuance under the Omnibus Plan and the Inducement Plan was 10,793,035 and 3,000,000, respectively, at March 31, 2024.
During the three months ended March 31, 2024, the Company made awards of restricted stock awards (“RSAs”), performance-based restricted stock unit awards (“PSUs”), and fully vested shares under the Plans to its non-employee directors, officers, Colleagues and consultants. Fully-vested shares issued to directors, officers and Colleagues during the three months ended March 31, 2024 were vested upon issuance and PSUs issued to officers vest in the quarter following the end of a performance period of three years, while RSAs issued to Colleagues, consultants and officers generally either cliff vest after three to four years or vest ratably over three to five years.

The following table summarizes the activity for awards granted by the Company under the Plans:

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Non-vested awards outstanding at December 31, 2023	3,521,590	$29.22
Granted	587,880	26.32
Vested and settled	(611,960)	27.58
Forfeited	(194,821)	30.51
Non-vested awards outstanding at March 31, 2024	3,302,689	28.92
The total fair value of shares that vested and settled under the Plans was $16.9 million and $13.7 million for the three months ended March 31, 2024 and 2023, respectively.
Share-based compensation is recognized ratably over the vesting period of the respective awards and includes expense related to issuances under the Plans. Share-based compensation also includes the portion of annual bonuses that are payable in fully-vested shares of Class A common stock. The Company recognizes share-based compensation expense for the Plans net of actual forfeitures. The Company recorded share-based compensation expense of $14.1 million and $13.3 million for the three months ended March 31, 2024 and 2023, respectively. Share-based compensation expense is included in commissions, employee compensation and benefits expense in the condensed consolidated statements of comprehensive income (loss).
11. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) attributable to Baldwin by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings (loss) per share is computed giving effect to all potentially dilutive shares of common stock.
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	For the Three Months Ended March 31,
(in thousands, except per share data)	2024	2023
Basic earnings (loss) per share:
Net income (loss) attributable to Baldwin	$21,578	$(14,132)
Shares used for basic earnings (loss) per share:
Weighted-average shares of Class A common stock outstanding - basic	61,856	58,712
Basic earnings (loss) per share	$0.35	$(0.24)

Diluted earnings (loss) per share:
Net income (loss) attributable to Baldwin	$21,578	$(14,132)
Shares used for diluted earnings (loss) per share:
Weighted-average shares of Class A common stock outstanding - basic	61,856	58,712
Dilutive effect of unvested stock awards	3,458	—
Weighted-average shares of Class A common stock outstanding - diluted	65,314	58,712
Diluted earnings (loss) per share	$0.33	$(0.24)

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

	For the Three Months Ended March 31,
	2024	2023
Unvested RSAs and PSUs	—	3,265,880
Shares of Class B common stock	51,993,913	53,670,277
The shares of Class B common stock do not share in the earnings or losses attributable to Baldwin, and therefore, are not participating securities. Accordingly, a separate presentation of basic and diluted earnings (loss) per share of Class B common stock under the two-class method has not been included.
12. Fair Value Measurements
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

(in thousands)	March 31, 2024	December 31, 2023
Level 2
Interest rate caps	$236	$2,562
Level 2 Assets	$236	$2,562
Level 3
Contingent earnout liabilities	$235,865	$276,467
Level 3 Liabilities	$235,865	$276,467
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

Methodologies used for liabilities measured at fair value on a recurring basis within Level 3 of the fair value hierarchy at March 31, 2024 and December 31, 2023 are based on limited unobservable inputs. These methods may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.
The fair value of contingent earnout liabilities is based on sales projections for the acquired entities, which are reassessed each reporting period. Based on the Company’s ongoing assessment of the fair value of its contingent earnout liabilities, the Company recorded a net increase in the estimated fair value of such liabilities of $12.7 million for the three months ended March 31, 2024. The Company has assessed the maximum estimated exposure to the contingent earnout liabilities to be $547.7 million at March 31, 2024.
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
The fair value of the contingent earnout liabilities is based on Monte Carlo simulations that measure the present value of the expected future payments to be made to Partners in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, the Company estimates the Partner’s future performance using financial projections developed by management for the Partner and market participant assumptions that were derived for revenue growth, the number of rental units tracked or the insured value of sourced homeowners insurance. Revenue growth rates generally ranged from 9% to 25% at March 31, 2024 and from 10% to 35% at December 31, 2023. The Company estimates future payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. These payments are discounted to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of the Partner to achieve the targets. These discount rates generally ranged from 10.00% to 12.25% at March 31, 2024 and from 7.50% to 13.75% at December 31, 2023. Changes in financial projections, market participant assumptions for revenue growth, or the risk-adjusted discount rate, would result in a change in the fair value of contingent consideration.
The following table sets forth a summary of the changes in the fair value of the Company’s contingent earnout liabilities, which are measured at fair value on a recurring basis utilizing Level 3 assumptions in their valuation:

	For the Three Months Ended March 31,
(in thousands)	2024	2023
Balance at beginning of period	$276,467	$266,936
Change in fair value of contingent consideration(1)	12,676	24,758
Settlement of contingent consideration(2)	(53,278)	(5,537)
Balance at end of period	$235,865	$286,157
__________
(1)    The Company reclassified $3.6 million of its contingent earnout liabilities through the issuance of an earnout incentive bonus payable to Colleagues during the three months ended March 31, 2024, which results in a reduction to the change in fair value of contingent consideration and an increase to commissions, employee compensation and benefits expense in the condensed consolidated statements of comprehensive income (loss). The earnout incentive bonus that remains unpaid at the end of the period is reflected as Colleague earnout incentives in Note 7.
(2)    The Company settled $5.6 million of its contingent earnout liabilities through the issuance of related party notes payable during the three months ended March 31, 2024. $1.5 million of contingent earnout liabilities settled through the issuance of related party notes payable in a prior period was included in payments of contingent earnout consideration in the condensed consolidated statements of cash flows for the three months ended March 31, 2024 when the related party notes payable were paid.

Fair Value of Other Financial Instruments
The fair value of long-term debt and the revolving line of credit is based on an estimate using a discounted cash flow analysis and current borrowing rates for similar types of borrowing arrangements. The carrying amount and estimated fair value of long-term debt and the revolving line of credit were as follows:

	Fair Value Hierarchy	March 31, 2024		December 31, 2023
(in thousands)		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt(1)	Level 2	$996,177	$993,687	$998,737	$997,489
Revolving line of credit	Level 2	334,000	328,939	341,000	335,963
__________
(1)    The carrying amount of long-term debt reflects outstanding borrowings on the Term Loan B, which are presented net of unamortized debt issuance costs of $19.0 million and $20.3 million at March 31, 2024 and December 31, 2023, respectively, on the condensed consolidated balance sheets.
13. Commitments and Contingencies
As of March 31, 2024, Baldwin Holdings has a remaining commitment to the University of South Florida (“USF”) to donate $4.2 million through October 2028. The gift will provide support for the School of Risk Management and Insurance in the USF Muma College of Business. It is currently anticipated that Lowry Baldwin, the Company’s Chairman, will fund half of the amounts to be donated by Baldwin Holdings.
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
14. Segment Information
Effective January 1, 2024, the Company’s FounderShield Partner moved from the Underwriting, Capacity & Technology Solutions Operating Group to the Insurance Advisory Solutions Operating Group. Prior year segment reporting information within this note has been recast to conform to the current organizational structure.
Baldwin’s business is divided into three Operating Groups: Insurance Advisory Solutions, Underwriting, Capacity & Technology Solutions and Mainstreet Insurance Solutions.
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
•The Underwriting, Capacity & Technology Solutions (“UCTS”) Operating Group consists of two distinct businesses—our MGA of the Future platform and our newly launched reinsurance brokerage business, Juniper Re. Through its MGA of the Future platform, the Company manufactures proprietary, technology-enabled insurance products that are then distributed (in many instances via technology and/or API integrations) internally via Risk Advisors across its other Operating Groups and externally via select distribution partners, with a focus on sheltered channels where our products deliver speed, ease of use and certainty of execution, an example of which is the national embedded renters insurance product sold at point of lease via integrations with property management software providers. UCTS’ Wholesale Business was sold in the first quarter of 2024 and its operations are included in our results through February 29, 2024.
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
In addition, the Company generates investment income in the IAS and UCTS Operating Groups and the Corporate and Other non-reportable segment (“Corporate and Other”).
The Company’s chief operating decision maker, the chief executive officer, uses net income (loss) and net income (loss) before interest, taxes, depreciation, amortization, and one-time transactional-related expenses or non-recurring items to manage resources and make decisions about the business.
Summarized financial information regarding the Company’s Operating Groups is shown in the following tables. Corporate and Other includes any expenses not allocated to the Operating Groups and corporate-related items, including interest expense. Intersegment revenue and expenses are eliminated through Corporate and Other. Service center expenses and other overhead are allocated to the Company’s Operating Groups based on either revenue or headcount as applicable to each expense.

	For the Three Months Ended March 31, 2024
(in thousands)	Insurance Advisory Solutions	Underwriting, Capacity & Technology Solutions	Mainstreet Insurance Solutions	Corporate and Other	Total
Revenues(1)	$222,345	$103,897	$71,700	$(17,575)	$380,367
Net income (loss)	37,460	39,781	12,843	(50,984)	39,100

	For the Three Months Ended March 31, 2023
(in thousands)	Insurance Advisory Solutions	Underwriting, Capacity & Technology Solutions	Mainstreet Insurance Solutions	Corporate and Other	Total
Revenues(2)	$199,292	$86,490	$58,140	$(13,476)	$330,446
Net income (loss)	23,493	2,408	7,834	(59,589)	(25,854)
__________
(1)    During the three months ended March 31, 2024, the UCTS Operating Group recorded intercompany commissions and fees of $17.0 million; and the MIS Operating Group recorded intercompany commissions and fees of $0.7 million. Intercompany commissions and fees are eliminated through Corporate and Other.
(2)    During the three months ended March 31, 2023, the IAS Operating Group recorded intercompany commissions and fees of $0.4 million; the UCTS Operating Group recorded intercompany commissions and fees of $12.6 million; and the MIS Operating Group recorded intercompany commissions and fees of $0.9 million. Intercompany commissions and fees are eliminated through Corporate and Other.

(in thousands)	Insurance Advisory Solutions	Underwriting, Capacity & Technology Solutions	Mainstreet Insurance Solutions	Corporate and Other	Total
Total assets at March 31, 2024	$2,352,168	$599,234	$515,590	$43,001	$3,509,993
Total assets at December 31, 2023	2,292,729	646,404	518,593	44,211	3,501,937

15. Subsequent Events
During April 2024, the Company made aggregate payments of $25.0 million to settle a contingent earnout liability with one of its Partners, inclusive of amounts reclassified to Colleague earnout incentives. The contingent earnout liability is included in current portion of contingent earnout liabilities and the Colleague earnout incentive is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets at March 31, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 28, 2024. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023.
THE COMPANY
The Baldwin Insurance Group, Inc. (formerly BRP Group, Inc.) (“Baldwin,” the “Company,” “we,” “us” or “our”) is an independent insurance distribution firm providing indispensable expertise and insights that strive to give our Clients the confidence to pursue their purpose, passion and dreams. As a team of dedicated entrepreneurs and insurance professionals, we have come together to help protect the possible for our Clients. We do this by delivering bespoke Client solutions, services, and innovation through our comprehensive and tailored approach to risk management, insurance, and employee benefits. We support our Clients, Colleagues, Insurance Company Partners and communities through the deployment of vanguard resources and capital to drive our organic and inorganic growth. When we consistently execute for these key stakeholders, we believe that the outcome is an increase in value for our fifth stakeholder, our stockholders. We are innovating the industry by taking a holistic and tailored approach to risk management, insurance and employee benefits. Our growth plan includes continuing to recruit, train and develop industry leading talent, continuing to add geographic representation, insurance product expertise and end-client industry expertise via our Partnership strategy, and continuing to build out our MGA of the Future platform, which delivers proprietary, technology-enabled insurance solutions to our internal Risk Advisors as well as to a growing channel of external distribution partners. We are a destination employer supported by an award-winning culture, powered by exceptional people and fueled by industry-leading growth and innovation.
We represent over two million Clients across the United States and internationally. Our nearly 4,000 Colleagues include approximately 700 Risk Advisors, who are fiercely independent, relentlessly competitive and “insurance geeks.” We have approximately 110 offices in 22 states, all of which are equipped to provide diversified products and services to empower our Clients at every stage through our three Operating Groups.
•Insurance Advisory Solutions provides expertly-designed commercial risk management, employee benefits and private risk management solutions for businesses and high-net-worth individuals, as well as their families. Risk management solutions typically involve the sale of a wide variety of both commercial and personal lines insurance products that mitigate risks for firms and individuals. Employee benefits solutions can include health plans, dental plans, and retirement accounts for firms and their employees. We are privileged to have partnered with some of the highest quality independent insurance brokers across the country with vast and varied strategic capabilities and expertise. We have been intentional in recognizing and elevating this talent across the organization to build world class industry-focused practice groups and product Centers of Excellence that can be leveraged by the entire firm.
•Underwriting, Capacity & Technology Solutions consists of two distinct businesses—our MGA of the Future platform and our newly launched reinsurance brokerage business, Juniper Re. Through our MGA of the Future platform, we manufacture proprietary, technology-enabled insurance products that are then distributed (in many instances via technology and/or API integrations) internally via our Risk Advisors across our other Operating Groups and externally via select distribution partners, with a focus on sheltered channels where our products deliver speed, ease of use and certainty of execution, an example of which is the national embedded renters insurance product sold at point of lease via integrations with property management software providers. As a prominent growth driver for the Company, we have invested heavily in the expansion of our MGA of the Future product suite, which is now comprised of more than 12 products across both commercial and personal lines, including new product launches in 2023 (high-net-worth homeowners, flood and commercial property products). UCTS’ Wholesale Business was sold in the first quarter of 2024 and its operations are included in our results through the end of February 2024.

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
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements for the three months ended March 31, 2024 and the related notes and other financial information included elsewhere in this report.
In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023.

The following is a discussion of our consolidated results of operations for the three months ended March 31, 2024 and 2023.

	For the Three Months Ended March 31,
(in thousands)	2024	2023	Variance
Revenues:
Commissions and fees	$378,096	$329,523	$48,573
Investment income	2,271	923	1,348
Total revenues	380,367	330,446	49,921

Operating expenses:
Commissions, employee compensation and benefits	262,092	230,954	31,138
Other operating expenses	45,795	46,604	(809)
Amortization expense	24,041	23,163	878
Change in fair value of contingent consideration	12,676	24,758	(12,082)
Depreciation expense	1,505	1,348	157
Total operating expenses	346,109	326,827	19,282

Operating income	34,258	3,619	30,639

Other income (expense):
Interest expense, net	(31,545)	(27,884)	(3,661)
Gain on divestitures	36,516	—	36,516
Other income (expense), net	538	(1,511)	2,049
Total other income (expense), net	5,509	(29,395)	34,904

Income (loss) before income taxes	39,767	(25,776)	65,543
Income tax expense	667	78	589
Net income (loss)	39,100	(25,854)	64,954
Less: net income (loss) attributable to noncontrolling interests	17,522	(11,722)	29,244
Net income (loss) attributable to Baldwin	$21,578	$(14,132)	$35,710
Commissions and Fees
We earn commissions and fees by facilitating the arrangement between Insurance Company Partners and Clients for the carrier to provide insurance to the insured party. Our commissions are usually a percentage of the premium paid by the insured and generally depend on the type of insurance, the particular Insurance Company Partner and the nature of the services provided. Under certain arrangements with Clients, we earn pre-negotiated service fees for insurance placement services. Additionally, we earn policy fees for acting in the capacity of an MGA and fulfilling certain administrative functions on behalf of Insurance Company Partners, including delivery of policy documents, processing payments and other administrative functions. We may also receive profit-sharing commissions, which represent forms of variable consideration paid by Insurance Company Partners associated with the placement of coverage. Profit-sharing commissions are generally based primarily on underwriting results, but may also contain considerations for volume, growth or retention. Other revenue streams include other ancillary income, premium financing income, and marketing income based on negotiated cost reimbursement for fulling specific targeted Medicare marketing campaigns.
Commissions and fees increased $48.6 million, or 15%, year over year to $378.1 million driven by organic growth in core commissions and fees of $53.8 million related to new and renewal business across Client industry sectors and continued outperformance from our MGA of the Future platform, partially offset by a reduction in profit-sharing and other revenue of $2.7 million, driven by timing differences and historically strong underwriting performance in the prior year period, and foregone commissions and fees of $2.5 million derived from our Wholesale Business in March 2023 and for which there were no comparable revenues earned in March 2024.

Investment Income
Investment income is earned by investing assets held in trust. Investment income increased $1.3 million year over year due to improvements in our cash management strategy and growing yield on our invested cash.
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
Commissions, employee compensation and benefits expenses increased $31.1 million, or 13%, year over year as a result of increases in outside commissions and Colleague compensation and benefits. Outside commissions increased $15.5 million, or 34%, in line with growth in core commissions and fees. Colleague compensation and benefits increased $10.6 million, or 6%, from supporting the growth of our business. Notably, we are beginning to see operating leverage in our fixed salary expense, which we expect to continue over the next several quarters. Commissions, employee compensation and benefits expense also increased $3.6 million related to contingent earnout liabilities that were reclassified, at the Partner's option, to an earnout incentive bonus that will be paid out to Colleagues.
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
Other operating expenses decreased $0.8 million year over year, due in part to certain cost saving measures we have implemented, including the renegotiation of vendor contracts, and post Partnership integration operational efficiencies gained. The decrease in other operating expenses was driven by lower infrastructure-related costs of $2.7 million and professional fees of $1.1 million, partially offset by higher E&O claims and settlements expense of $1.4 million and payment processing fees for our MGA business of $1.3 million.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration was a $12.7 million loss for the three months ended March 31, 2024 as compared to a $24.8 million loss for the same period of 2023. The fair value loss related to contingent consideration for 2024 was impacted by positive changes in revenue growth trends of certain partners and accretion of the contingent earnout obligations approaching their respective measurement dates.
Interest Expense, Net
Interest expense, net, increased $3.7 million year over year resulting from the higher interest rate environment. We expect interest expense to remain relatively flat or increase slightly in the near-term.
Gain on Divestitures
Gain on divestitures are the result of a $36.4 million gain recorded in connection with the sale of our Wholesale Business during the first quarter of 2024.

NON-GAAP FINANCIAL MEASURES
Adjusted EBITDA, adjusted EBITDA margin, organic revenue, organic revenue growth, adjusted net income and adjusted diluted earnings per share (“EPS”), are not measures of financial performance under GAAP and should not be considered substitutes for GAAP measures, including commissions and fees (for organic revenue and organic revenue growth), net income (loss) (for adjusted EBITDA and adjusted EBITDA margin), net income (loss) attributable to Baldwin (for adjusted net income) or diluted earnings (loss) per share (for adjusted diluted EPS), which we consider to be the most directly comparable GAAP measures. These non-GAAP financial measures have limitations as analytical tools, and when assessing our operating performance, you should not consider these non-GAAP financial measures in isolation or as substitutes for commissions and fees, net income (loss), net income (loss) attributable to Baldwin, diluted earnings (loss) per share or other consolidated income statement data prepared in accordance with GAAP. Other companies in our industry may define or calculate these non-GAAP financial measures differently than we do, and accordingly, these measures may not be comparable to similarly titled measures used by other companies.
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
Adjusted EBITDA margin is adjusted EBITDA divided by total revenue. Adjusted EBITDA margin is a key metric used by management and our board of directors to assess our financial performance. We believe that adjusted EBITDA margin is an appropriate measure of operating performance because it eliminates the impact of income and expenses that do not relate to business performance, and that the presentation of this measure enhances an investor’s understanding of our financial performance. We believe that adjusted EBITDA margin is helpful in measuring profitability of operations on a consolidated level.
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
We calculate organic revenue based on commissions and fees for the relevant period by excluding (i) the first twelve months of commissions and fees generated from new Partners and (ii) commissions and fees from divestitures. Organic revenue growth is the change in organic revenue period-to-period, with prior period results adjusted to (i) include commissions and fees that were excluded from organic revenue in the prior period because the relevant Partners had not yet reached the twelve-month owned mark, but which have reached the twelve-month owned mark in the current period, and (ii) exclude commissions and fees related to divestitures from organic revenue. For example, commissions and fees from a Partner acquired on June 1, 2023 are excluded from organic revenue for 2023. However, after June 1, 2024, results from June 1, 2023 to December 31, 2023 for such Partners are compared to results from June 1, 2024 to December 31, 2024 for purposes of calculating organic revenue growth in 2024. Organic revenue growth is a key metric used by management and our board of directors to assess our financial performance. We believe that organic revenue and organic revenue growth are appropriate measures of operating performance as they allow investors to measure, analyze and compare growth in a meaningful and consistent manner.

We define adjusted net income as net income (loss) attributable to Baldwin adjusted for depreciation, amortization, change in fair value of contingent consideration and certain items of income and expense, including share-based compensation expense, transaction-related Partnership and integration expenses, severance, and certain non-recurring costs that, in the opinion of management, significantly affect the period-over-period assessment of operating results, and the related tax effect of those adjustments. We believe that adjusted net income is an appropriate measure of operating performance because it eliminates the impact of income and expenses that do not relate to business performance.
Adjusted diluted EPS measures our per share earnings excluding certain expenses as discussed above for adjusted net income and assuming all shares of Class B common stock were exchanged for Class A common stock on a one-for-one basis. Adjusted diluted EPS is calculated as adjusted net income divided by adjusted diluted weighted-average shares outstanding. We believe adjusted diluted EPS is useful to investors because it enables them to better evaluate per share operating performance across reporting periods.
Adjusted EBITDA and Adjusted EBITDA Margin
The following table reconciles adjusted EBITDA and adjusted EBITDA margin to net income (loss), which we consider to be the most directly comparable GAAP financial measure:

	For the Three Months Ended March 31,
(in thousands, except percentages)	2024	2023
Revenues	$380,367	$330,446

Net income (loss)	$39,100	$(25,854)
Adjustments to net income (loss):
Gain on divestitures	(36,516)	—
Interest expense, net	31,545	27,884
Amortization expense	24,041	23,163
Share-based compensation	14,094	13,281
Change in fair value of contingent consideration	12,676	24,758
Transaction-related Partnership and integration expenses	4,904	5,432
Colleague earnout incentives	3,583	—
Severance	1,689	167
Depreciation expense	1,505	1,348
Income and other taxes	1,501	78
Loss on interest rate caps	26	1,407
Other(1)	3,538	7,342
Adjusted EBITDA	$101,686	$79,006
Adjusted EBITDA margin	27%	24%
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

Organic Revenue and Organic Revenue Growth
The following table reconciles organic revenue and organic revenue growth to commissions and fees, which we consider to be the most directly comparable GAAP financial measure:

	For the Three Months Ended March 31,
(in thousands, except percentages)	2024	2023
Commissions and fees	$378,096	$329,523
Partnership commissions and fees(1)	—	(30,871)
Organic revenue	$378,096	$298,652
Organic revenue growth(2)	$51,051	$55,804
Organic revenue growth %(2)	16%	23%
__________
(1)    Includes the first twelve months of such commissions and fees generated from newly acquired Partners.
(2)    Organic revenue for the three months ended March 31, 2023 used to calculate organic revenue growth for the three months ended March 31, 2024 was $327.0 million, which is adjusted to exclude commissions and fees from divestitures.

Adjusted Net Income and Adjusted Diluted EPS
The following table reconciles adjusted net income to net income (loss) attributable to Baldwin and reconciles adjusted diluted EPS to diluted earnings (loss) per share, which we consider to be the most directly comparable GAAP financial measures:

	For the Three Months Ended March 31,
(in thousands, except per share data)	2024	2023
Net income (loss) attributable to Baldwin	$21,578	$(14,132)
Net income (loss) attributable to noncontrolling interests	17,522	(11,722)
Gain on divestitures	(36,516)	—
Amortization expense	24,041	23,163
Share-based compensation	14,094	13,281
Change in fair value of contingent consideration	12,676	24,758
Transaction-related Partnership and integration expenses	4,904	5,432
Colleague earnout incentives	3,583	—
Loss on interest rate caps, net of cash settlements	2,326	3,682
Severance	1,689	167
Amortization of deferred financing costs	1,552	1,239
Depreciation	1,505	1,348
Other(1)	3,538	7,342
Adjusted pre-tax income	72,492	54,558
Adjusted income taxes(2)	7,177	5,401
Adjusted net income	$65,315	$49,157

Weighted-average shares of Class A common stock outstanding - diluted	65,314	58,712
Dilutive weighted-average shares of Class A common stock	—	3,603
Exchange of Class B common stock(3)	51,994	54,094
Adjusted diluted weighted-average shares outstanding	117,308	116,409

Adjusted diluted EPS	$0.56	$0.42

Diluted earnings (loss) per share	$0.33	$(0.24)
Effect of exchange of Class B common stock and net income (loss) attributable to noncontrolling interests per share	—	0.02
Other adjustments to earnings (loss) per share	0.29	0.69
Adjusted income taxes per share	(0.06)	(0.05)
Adjusted diluted EPS	$0.56	$0.42
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

INSURANCE ADVISORY SOLUTIONS OPERATING GROUP RESULTS
The Insurance Advisory Solutions Operating Group (“IAS”) provides expertly-designed commercial risk management, employee benefits and private risk management solutions for businesses and high-net-worth individuals, as well as their families, through our national footprint, which has assimilated some of the highest quality independent insurance brokers in the country with vast and varied strategic capabilities and expertise.
Effective January 1, 2024, our FounderShield Partner moved from the Underwriting, Capacity & Technology Solutions Operating Group to IAS. Prior year results of operations for IAS below have been recast to conform to the current organizational structure.

	For the Three Months Ended March 31,		Variance
(in thousands, except percentages)	2024	2023	Amount	%
Revenues:
Commissions and fees	$221,080	$198,913	$22,167	11%
Investment income	1,265	379	886	n/m
Total revenues	222,345	199,292	23,053	12%

Operating expenses:
Commissions, employee compensation and benefits	142,465	123,773	18,692	15%
Other operating expenses	19,924	20,818	(894)	(4)%
Amortization expense	13,698	13,454	244	2%
Change in fair value of contingent consideration	10,089	17,373	(7,284)	(42)%
Depreciation expense	367	382	(15)	(4)%
Total operating expenses	186,543	175,800	10,743	6%

Operating income	35,802	23,492	12,310	52%
Total other income	1,658	26	1,632	n/m
Income before income taxes	$37,460	$23,518	$13,942	59%
__________
n/m    not meaningful
Commissions and Fees
IAS generates commissions for placing insurance policies on behalf of its Insurance Company Partners. IAS generates profit-sharing income based on either the underlying book of business or performance, such as loss ratios. IAS also generates fees from consulting and service fee arrangements, which are in place with certain Clients for a negotiated fee.
IAS commissions and fees increased $22.2 million, or 11%, year over year to $221.1 million. Growth in our core commissions and fees was driven by 17% sales velocity (new business as a percentage of prior year commissions and fees) and resultant net new business across Client industry sectors, as well as by growth arising from rate and exposure of 3.5%. Additionally, difficulties previously experienced in the construction industry, which caused a slowdown in job starts during 2023, have normalized in 2024.
Investment Income
IAS investment income increased $0.9 million year over year due to improvements in our cash management strategy and growing yield on our invested cash.
Commissions, Employee Compensation and Benefits
Commissions, employee compensation and benefits expense for IAS increased $18.7 million, or 15%, year over year, primarily as a result of colleague compensation and benefits, which increased $13.4 million, or 11%, in line with the growth in IAS’ commissions and fees. IAS commissions, employee compensation and benefits expense for 2024 also included $3.6 million related to contingent earnout liabilities that were reclassified, at the Partner's option, to an earnout incentive bonus payable to Colleagues.

Other Operating Expenses,
Other operating expenses for IAS decreased $0.9 million year over year, due in part to certain cost saving measures we have implemented, including the renegotiation of vendor contracts, and post Partnership integration operational efficiencies gained, offset in part by higher costs incurred to support the growth in IAS.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration for IAS was a $10.1 million loss for the three months ended March 31, 2024 as compared to a $17.4 million loss for the same period of 2023. The fair value loss related to contingent consideration for 2024 was impacted by positive changes in revenue growth trends of certain Partners and accretion of the contingent earnout obligations approaching their respective measurement dates.
UNDERWRITING, CAPACITY & TECHNOLOGY SOLUTIONS OPERATING GROUP RESULTS
The Underwriting, Capacity & Technology Solutions Operating Group (“UCTS”) consists of two distinct businesses—our MGA of the Future platform and our newly launched reinsurance brokerage business, Juniper Re. Through our MGA of the Future platform, we manufacture proprietary, technology-enabled insurance products with a focus on sheltered channels where our products deliver speed, ease of use and certainty of execution, an example of which is our national embedded renters insurance product sold at point of lease via integrations with property management software providers. Our MGA of the Future product suite is now comprised of more than 12 products across personal, commercial and specialty lines. UCTS’ Wholesale Business was sold in the first quarter of 2024 and its operations are included in our results through February 29, 2024.
Effective January 1, 2024, our FounderShield Partner moved from UCTS to IAS. Prior year results of operations for UCTS below have been recast to conform to the current organizational structure.

	For the Three Months Ended March 31,		Variance
(in thousands, except percentages)	2024	2023	Amount	%
Revenues:
Commissions and fees	$103,000	$86,393	$16,607	19%
Investment income	897	97	800	n/m
Total revenues	103,897	86,490	17,407	20%

Operating expenses:
Commissions, employee compensation and benefits	82,549	63,624	18,925	30%
Other operating expenses	10,115	10,053	62	1%
Amortization expense	3,914	3,976	(62)	(2)%
Change in fair value of contingent consideration	2,798	6,281	(3,483)	(55)%
Depreciation expense	157	148	9	6%
Total operating expenses	99,533	84,082	15,451	18%

Operating income	4,364	2,408	1,956	81%
Total other income	35,417	—	35,417	n/m
Income before income taxes	$39,781	$2,408	$37,373	n/m
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

UCTS commissions and fees increased $16.6 million, or 19%, year over year to $103.0 million. The increase is primarily attributable to higher core commissions and fees, which was driven by continued outperformance in our multi-family business (accounting for $8.8 million of the year-over-year increase in core commissions and fees), momentum in our homeowners and commercial umbrella products (accounting for $8.6 million and $3.0 million, respectively, of the year-over-year increase in core commissions and fees), and new business across our other product lines, partially offset by a year-over-year reduction in profit-sharing revenue driven by timing differences and historically strong underwriting performance in the prior year period.
Investment Income
UCTS investment income increased $0.8 million year over year due to improvements in our cash management strategy and growing yield on our invested cash.
Commissions, Employee Compensation and Benefits
Commissions, employee compensation and benefits expense for UCTS includes both outside commissions paid to partners that distribute UCTS' MGA products and compensation paid to Colleagues and outside contractors. Commissions, employee compensation and benefits expense for UCTS increased $18.9 million year over year as a result of increases in outside commissions and other compensation. Outside commissions increased $13.3 million, or 31%, in line with the growth in UCTS’ core commissions and fees. Colleague compensation and benefits increased $5.6 million, or 27%, driven by continued investments in headcount to support the growth of existing and new products.
Other Operating Expenses
Other operating expenses for UCTS were flat year over year. Significant drivers include generally higher costs to support the growth of the business (including an increase in payment processing fees), offset by expense reductions relating to certain cost saving measures we have implemented and a reduction in Partnership integration expenses.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration for UCTS was a $2.8 million loss for the three months ended March 31, 2024 as compared to a $6.3 million loss for the same period of 2023. The fair value loss related to contingent consideration for 2024 was impacted by positive changes in revenue growth trends of certain partners and accretion of the contingent earnout obligations approaching their respective measurement dates.
Other Income
Other income for UCTS was driven by a $36.4 million gain recorded in connection with the sale of our Wholesale Business during the first quarter of 2024.

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

	For the Three Months Ended March 31,		Variance
(in thousands, except percentages)	2024	2023	Amount	%
Revenues:
Commissions and fees	$71,700	$58,140	$13,560	23%

Operating expenses:
Commissions, employee compensation and benefits	44,563	35,227	9,336	27%
Other operating expenses	8,072	8,170	(98)	(1)%
Amortization expense	6,273	5,732	541	9%
Change in fair value of contingent consideration	(211)	1,104	(1,315)	(119)%
Depreciation expense	146	98	48	49%
Total operating expenses	58,843	50,331	8,512	17%

Operating income	12,857	7,809	5,048	65%
Total other income (expense)	(4)	27	(31)	(115)%
Income before income taxes	$12,853	$7,836	$5,017	64%
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
MIS commissions and fees increased $13.6 million, or 23%, year over year to $71.7 million. MIS core commissions and fees grew organically by $12.0 million driven by our legacy Mainstreet business (accounting for $5.1 million of the year-over-year increase in core commissions and fees), our Westwood Partner (accounting for $5.0 million of the year-over-year increase in core commissions and fees), and the national mortgage and real estate channel (accounting for $1.8 million of the year-over-year increase in core commissions and fees). In addition, MIS profit-sharing and other revenue increased $1.8 million primarily resulting from improvements in loss ratios and the number of policies sold.
Commissions, Employee Compensation and Benefits
Commissions, employee compensation and benefits expense for MIS increased $9.3 million, or 27%, year over year due to outside commissions, which increased $5.0 million, or 35%, relating to growth in our Westwood and legacy Mainstreet businesses, and Colleague compensation and benefits, which increased $4.1 million, or 20%, in line with growth in commissions and fees.
Other Operating Expenses
Other operating expenses for MIS were flat year over year. Significant drivers include lower costs for advertising and marketing and licenses and taxes, offset in part by higher technology-related costs and travel and entertainment.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration for MIS was a $0.2 million gain for the three months ended March 31, 2024 as compared to a $1.1 million loss for the same period of 2023. The fair value gain related to contingent consideration for 2024 was impacted by an unfavorable change in revenue growth trends for one of our partners.

CORPORATE AND OTHER RESULTS

	For the Three Months Ended March 31,		Variance
(in thousands, except percentages)	2024	2023	Amount	%
Revenues:
Commissions and fees	$(17,684)	$(13,923)	$(3,761)	27%
Investment income	109	447	(338)	(76)%
Total revenues	(17,575)	(13,476)	(4,099)	30%

Operating expenses:
Commissions, employee compensation and benefits	(7,485)	8,330	(15,815)	(190)%
Other operating expenses	7,684	7,563	121	2%
Amortization expense	156	1	155	n/m
Depreciation expense	835	720	115	16%
Total operating expenses	1,190	16,614	(15,424)	(93)%

Operating loss	(18,765)	(30,090)	11,325	(38)%

Other income (expense):
Interest expense, net	(31,566)	(28,041)	(3,525)	13%
Other income (expense), net	4	(1,407)	1,411	(100)%
Total other expense	(31,562)	(29,448)	(2,114)	7%

Loss before income taxes	(50,327)	(59,538)	9,211	(15)%
Income tax expense	657	51	606	n/m
Net loss	$(50,984)	$(59,589)	$8,605	(14)%
__________
n/m    not meaningful
Commissions and Fees
Corporate and Other records the elimination of intercompany commissions from the Operating Groups. During the first quarter of 2024, UCTS recorded intercompany commissions of $17.0 million related to the QBE Program Administrator Agreement and agency bill arrangements, and MIS recorded intercompany commissions of $0.7 million under agency bill and direct bill arrangements.
The year-over-year increase in intercompany commissions is related to the QBE Program Administrator Agreement. We expect revenue recognized from this agreement to continue to grow as we serve as the MGA on more intersegment revenue such as homeowners insurance sold through MIS.
Commissions, Employee Compensation and Benefits
Corporate and Other records the elimination of intercompany commissions expense from the Operating Groups. Corporate and Other commissions, employee compensation and benefits expense decreased $15.8 million year over year. Significant drivers of the decrease in Corporate and Other commissions include a $4.1 million decrease in administrative compensation due, in part, to a decrease in corporate-related headcount, a $3.8 million increase in intercompany commissions expense eliminations, and a decrease in share-based compensation related to the retirement of two of our executive officers at the end of 2023.
A significant portion of the intercompany commissions, employee compensation and benefits expense recorded to Corporate and Other is related to the QBE Program Administrator Agreement. We expect commissions, employee compensation and benefits expense related to this agreement to continue to grow as we serve as the MGA on more intersegment revenue such as homeowners insurance sold through MIS.

Other Operating Expenses
Other operating expenses in Corporate and Other were flat year over year. Corporate and Other incurred higher costs for our tax receivable agreement and licenses and taxes of $0.5 million each and professional fees of $0.4 million. These increases were offset in part by lower costs for travel and entertainment of $0.5 million and infrastructure-related costs of $0.5 million, which are due, in part, to certain cost saving measures we have implemented, including the renegotiation of vendor contracts, and operational efficiencies gained from Partnership integration projects by our Operating Groups during 2023.
Interest Expense, Net
Interest expense, net, increased $3.5 million year over year resulting from the higher interest rate environment. We expect interest expense to remain relatively flat or increase slightly in the near-term.
LIQUIDITY AND CAPITAL RESOURCES
Our primary liquidity needs for the foreseeable future will include cash to (i) provide capital to facilitate the organic growth of our business and to fund future Partnerships, (ii) pay operating expenses, including cash compensation to our employees and expenses related to being a public company, (iii) make payments under the Tax Receivable Agreement, (iv) pay interest and principal due on borrowings under the JPM Credit Agreement, (v) pay contingent earnout liabilities, (vi) pay income taxes, and (vii) fund potential investments in third party businesses that support the growth of our business, which may include Emerald Bay or sponsorship of, and a minority, non-controlling interest in, other investment funds, the purpose of which may include facilitating the establishment of additional and alternative capacity that supports the growth of our MGA of the Future business.
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
As of March 31, 2024, our cash and cash equivalents were $112.1 million, and we had $266.0 million of available borrowing capacity on the Revolving Facility under the JPM Credit Agreement. We believe that our cash and cash equivalents, cash flow from operations and available borrowings will be sufficient to fund our working capital and meet our commitments for the next twelve months and beyond.
JPM Credit Agreement
As of March 31, 2024, our JPM Credit Agreement provides for senior secured credit facilities in an aggregate principal amount of $1.62 billion, which consists of (i) a term loan facility in the principal amount of $1.02 billion maturing in October 2027 (the “Term Loan B”) and (ii) a revolving credit facility with commitments in an aggregate principal amount of $600.0 million maturing in April 2027 (the “Revolving Facility”).
The Term Loan B accrues interest at term SOFR plus a credit spread adjustment between 11 bps and 43 bps, based on the term SOFR rate, plus an applicable margin of 350 bps, subject to a term SOFR floor of 50 bps. At March 31, 2024, the outstanding borrowings on the Term Loan B of $996.2 million had an applicable interest rate of 8.94%.
Borrowings under the Revolving Facility accrue interest at SOFR plus 210 bps to SOFR plus 310 bps based on total net leverage ratio. Baldwin Holdings will pay a letter of credit fee equal to the margin then in effect with respect to SOFR loans under the Revolving Facility multiplied by the daily amount available to be drawn under any letter of credit, a fronting fee and any customary documentary and processing charges for any letter of credit issued under the JPM Credit Agreement. The outstanding borrowings on the Revolving Facility of $334.0 million had an applicable interest rate of 8.50% at March 31, 2024. The Revolving Facility is also subject to a commitment fee of 0.40% on the unused capacity at March 31, 2024.
We have entered into interest rate cap agreements to limit the potential impact of interest rate changes on cash flows. The interest rate caps limit the variability of the base rate to the amount of the cap. The interest rate cap agreements in place at March 31, 2024 mitigate the interest rate volatility on $1.2 billion of debt to a maximum base rate of 7.00% through November 2025.

The Revolving Facility and the Term Loan B are collateralized by a first priority lien on substantially all the assets of Baldwin Holdings, including a pledge of all equity securities of certain of its subsidiaries. The JPM Credit Agreement contains covenants that, among other things, restrict our ability to make certain restricted payments, incur additional debt, engage in certain asset sales, mergers, acquisitions or similar transactions, create liens on assets, engage in certain transactions with affiliates, change our business, make certain investments or restrict Baldwin Holdings’ ability to make dividends or other distributions to Baldwin. In addition, the JPM Credit Agreement contains financial covenants requiring us to maintain our Total First Lien Net Leverage Ratio (as defined in the JPM Credit Agreement) at or below 7.00 to 1.00.
Contractual Obligations and Commitments
The following table represents our contractual obligations and commitments, aggregated by type, at March 31, 2024:

		Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$109,977	$21,883	$40,175	$31,974	$15,945
Debt obligations payable(2)	1,725,085	127,277	251,806	1,346,002	—
Undiscounted estimated contingent earnout obligation(3)	256,680	247,722	8,958	—	—
USF Grant	4,200	848	1,720	1,632	—
Total	$2,095,942	$397,730	$302,659	$1,379,608	$15,945
__________
(1)    Represents noncancelable operating leases for our facilities. Operating lease expense was $5.4 million and $5.5 million for the three months ended March 31, 2024 and 2023, respectively.
(2)    Represents scheduled debt obligations and estimated interest payments under the JPM Credit Agreement.
(3)    Represents the total expected future payments to be made to Partners at March 31, 2024.
Our contractual obligations and commitments are comprised of operating lease obligations, principal and interest payments on our borrowings under the JPM Credit Agreement, estimated payments of contingent earnout liabilities and our commitment to the University of South Florida (“USF”).
Our operating lease obligations represent noncancelable agreements for our corporate headquarters and office space for our insurance brokerage business. Our operating lease agreements expire through March 2032. These obligations do not include leases with an initial term of twelve months or less, which are expensed as incurred. We may extend, terminate or otherwise modify or sub-lease facilities as needed to best suit the needs of our business. The lease term is the non-cancelable period of the lease and includes options to extend or terminate the lease when it is reasonably certain that an option will be exercised.
Borrowings outstanding under our JPM Credit Agreement include $996.2 million under the Term Loan B and $334.0 million on the Revolving Facility. Estimated interest payments for outstanding borrowings on the Term Loan B and Revolving Facility in the table above were calculated based on applicable interest rates at March 31, 2024 of 8.94% and 8.50%, respectively, through their respective expiration dates of October 2027 and April 2027.
Substantially all of our Partnerships and certain acquisitions of select books of business that do not constitute a complete business enterprise include contractual earnout provisions. We record an estimation of the fair value of the contingent earnout obligations at the Partnership date as a component of the consideration paid. Our contingent earnout obligations are measured at fair value each reporting period based on the present value of the expected future payments to be made to Partners in accordance with the provisions outlined in the respective purchase agreements. The recorded obligations are based on estimates of the Partners’ future performance using financial projections for the earnout period. The aggregate estimated contingent earnout liabilities included on our condensed consolidated balance sheet at March 31, 2024 was $235.9 million, of which $11.3 million must be settled in cash and the remaining $224.6 million can be settled in cash or stock at our option. The undiscounted estimated contingent earnout obligation presented in the table above represents the fair value of the total expected future payments to be made to the Partners. The undiscounted estimated contingent earnout obligation at March 31, 2024 was $256.7 million, of which $12.2 million must be settled in cash and the remaining $244.5 million can be settled in cash or stock at our option. The maximum estimated exposure to the contingent earnout liabilities was $547.7 million at March 31, 2024.
As of March 31, 2024, we have a remaining commitment to USF to donate $4.2 million through October 2028. The gift will provide support for the School of Risk Management and Insurance in the USF Muma College of Business. It is currently anticipated that Lowry Baldwin, our Chairman, will fund half of this commitment.

Tax Receivable Agreement
We expect to obtain an increase in our share of the tax basis in the assets of Baldwin Holdings when its LLC Units are redeemed or exchanged for shares of Baldwin’s Class A common stock. This increase in tax basis may have the effect of reducing the future amounts paid to various tax authorities. The increase in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.
We have a Tax Receivable Agreement that provides for the payment by us to the parties to the Tax Receivable Agreement of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of (i) any increase in tax basis in Baldwin’s assets and (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the tax receivable agreement.
During the three months ended March 31, 2024, we redeemed 800,302 LLC Units of Baldwin Holdings on a one-for-one basis for shares of Class A common stock and cancelled the corresponding shares of Class B common stock. We receive an increase in our share of the tax basis in the net assets of Baldwin Holdings due to the interests being redeemed. We have assessed the realizability of the net deferred tax assets and in that analysis have considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. We have recorded a full valuation allowance against the deferred tax assets at Baldwin as of March 31, 2024, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances.
Sources and Uses of Cash
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated:

	For the Three Months Ended March 31,
(in thousands)	2024	2023	Variance
Net cash provided by (used in) operating activities	$2,894	$(14,031)	$16,925
Net cash provided by (used in) investing activities	44,613	(5,099)	49,712
Net cash used in financing activities	(40,153)	(24,522)	(15,631)
Net increase (decrease) in cash and cash equivalents and restricted cash	7,354	(43,652)	51,006
Cash and cash equivalents and restricted cash at beginning of period	226,963	230,471	(3,508)
Cash and cash equivalents and restricted cash at end of period	$234,317	$186,819	$47,498
Operating Activities
The primary sources and uses of cash for operating activities are net income (loss) adjusted for non-cash items and changes in assets and liabilities, or operating working capital, and payment of contingent earnout consideration. Net cash provided by operating activities increased $16.9 million year over year, driven by an increase in cash related to the change in net income (loss) adjusted for non-cash items of $17.0 million and the change in premiums, commissions and fees receivable net of accounts payable, accrued expenses and other current liabilities of $14.4 million, offset in part by a decrease in cash relating to higher contingent earnout consideration payments in excess of the liability recognized at the acquisition date of $15.5 million.
Investing Activities
The primary sources and uses of cash for investing activities relate to cash consideration paid to fund Partnerships and other investments to grow our business. Net cash provided by investing activities increased $49.7 million year over year driven by cash proceeds from divestitures, net of cash transferred of $54.4 million, relating to the sale of our Wholesale Business during the first quarter of 2024.
Financing Activities
The primary sources and uses of cash for financing activities relate to the issuance of our Class A common stock; debt servicing costs in connection with the JPM Credit Agreement, as well as purchases, sales and settlements of interest rate caps to mitigate interest rate volatility on that debt; payment of contingent earnout consideration; and other equity transactions. Net cash used in financing activities increased $15.6 million year over year driven by a decrease in cash from additional payments of contingent earnout consideration up to the amount of purchase price accrual of $28.1 million, offset in part by a decrease in net proceeds from borrowings on our credit facilities of $12.6 million.

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
There have been no material changes in our critical accounting policies during the three months ended March 31, 2024 as compared to those disclosed in the Critical Accounting Policies and Estimates section under Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K filed with the SEC on February 28, 2024.
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
Our invested assets are held primarily as cash and cash equivalents and restricted cash. To a lesser extent, we may also utilize certificates of deposit, U.S. treasury securities and professionally managed short duration fixed income funds. These investments are subject to market risk. The fair values of our invested assets at March 31, 2024 and December 31, 2023 approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.
At March 31, 2024, we had $996.2 million and $334.0 million of borrowings outstanding under the Term Loan B and the Revolving Facility, respectively. These borrowings bear interest on a floating basis tied to either the prime rate or one of various other variable rates as defined in the JPM Credit Agreement. The Term Loan B accrues interest at term SOFR plus a credit spread adjustment between 11 bps and 43 bps, based on the term SOFR rate, plus an applicable margin of 350 bps, subject to a term SOFR floor of 50 bps. Borrowings under the Revolving Facility accrue interest at SOFR plus 210 bps to SOFR plus 310 bps based on total net leverage ratio. An increase of 100 basis points on the variable interest rates in effect at March 31, 2024 would have increased our annual interest expense for the JPM Credit Agreement by $13.3 million.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2024 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.
ITEM 1A. RISK FACTORS
See the risk factors outlined under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 28, 2024.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table provides information about our repurchase of shares of our Class A common stock during the three months ended March 31, 2024:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value that may yet be Purchased under the Plans or Programs
January 1, 2024 to January 31, 2024	65,830	$24.02	—	$—
February 1, 2024 to February 29, 2024	143,433	27.23	—	—
March 1, 2024 to March 31, 2024	8,338	29.40	—	—
Total	217,601	$26.34	—	$—
__________
(1)    We purchased 217,601 shares during the three months ended March 31, 2024, which were acquired from our employees to cover required tax withholding on the vesting of shares granted under our Omnibus Incentive Plan or Partnership Inducement Award Plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Insider Trading Arrangements and Policies
During the quarter ended March 31, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Amendments to Articles of Incorporation and By-Laws
On May 1, 2024, the Company filed a Certificate of Amendment (the “Charter Amendment”) to its Amended and Restated Certificate of Incorporation (as amended, the “Charter”) to change the legal name of the Company from “BRP Group, Inc.” to “The Baldwin Insurance Group, Inc.”, effective May 2, 2024 (the “Name Change”). The Name Change was approved by the board of directors (the “Board”) of the Company in accordance with Delaware law. The Board also approved the Second Amended and Restated By-Laws of the Company, effective May 2, 2024, to (i) reflect the name change, (ii) update and expand the procedural and informational requirements for director nominations and other proposals submitted by shareholders under the Company's "advance notice" provisions, including updates to reflect the SEC's adoption of "universal proxy" rules as set forth in Rule 14a-19 under the Exchange Act and (iii) make other non-substantive and conforming revisions and clarifications. The foregoing description does not purport to be a complete description and is qualified in its entirety by reference to the full text of the Second Amended and Restated By-Laws of the Company. Copies of the Charter Amendment and the Second Amended and Restated By-Laws of the Company are filed as exhibits 3.3 and 3.4, respectively, to this Quarterly Report on Form 10-Q.
Entry into Material Definitive Agreement
Effective May 2, 2024, Baldwin Holdings changed its legal name from “Baldwin Risk Partners, LLC” to “The Baldwin Insurance Group Holdings, LLC”. Pursuant to the Third Amended and Restated Limited Liability Company Agreement of Baldwin Holdings (as amended, the “LLCA”), the Company, as Managing Member (as defined in the LLCA) of Baldwin Holdings, approved the Second Amendment (the “LLCA Amendment”) to the LLCA. A copy of the LLCA Amendment is filed as exhibit 10.1 to this Quarterly Report on Form 10-Q.
Other Events
On May 7, 2024, the Company issued a press release announcing that its ticker symbol on the Nasdaq Global Select Market will change from “BRP” to “BWIN”. Trading under the new ticker symbol will begin May 20, 2024. A copy of the press release was furnished as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 7, 2024.

ITEM 6. EXHIBITS
The following exhibits are filed as a part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibit
3.1
Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2019).

3.2
Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 2020).

3.3*	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation.
3.4*	Second Amended and Restated By-Laws of the Company.
10.1*	Second Amendment to the Third Amended and Restated Limited Liability Company Agreement of Baldwin Insurance Group Holdings, LLC, effective as of May 2, 2024.
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

32**	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL and included in Exhibit 101)
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

The Baldwin Insurance Group, Inc.

Date: May 7, 2024	By:	/s/ Trevor L. Baldwin
Trevor L. Baldwin
Chief Executive Officer

Date: May 7, 2024	By:	/s/ Bradford L. Hale
Bradford L. Hale
Chief Financial Officer