Form 10-Q
period 2024-06-30
Baldwin Insurance Group, Inc.
filed 2024-08-06
CIK 1781755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2024
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
Not Applicable
(Former Name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	BWIN	Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
As of August 1, 2024, there were 66,744,601 shares of Class A common stock outstanding and 50,898,644 shares of Class B common stock outstanding.

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

Commonly Used Defined Terms
The following terms have the following meanings throughout this Quarterly Report on Form 10-Q unless the context indicates or requires otherwise:

2024 Credit Agreement	Amended and Restated Credit Agreement, dated as of May 24, 2024, which is attached as Annex I to the Amendment and Restatement Agreement, dated May 24, 2024, between Baldwin Holdings, as borrower, JPMorgan Chase Bank, N.A., as the Administrative Agent, the Guarantors party thereto and the Lenders party thereto
2024 Credit Facility	The 2024 Revolving Facility and 2024 Term Loan established pursuant to the 2024 Credit Agreement
2024 Revolving Facility	Our revolving credit facility under the 2024 Credit Facility with commitments in an aggregate principal amount of $600 million, maturing May 24, 2029
2024 Term Loan	Our term loan facility under the 2024 Credit Facility with a principal amount of $840 million, maturing May 24, 2031
Amended LLC Agreement	Third Amended and Restated Limited Liability Company Agreement of Baldwin Holdings, as amended
API	Application programming interface
book of business	Insurance policies bound by us on behalf of our Clients
bps	Basis points
Baldwin Holdings	The Baldwin Insurance Group Holdings, LLC (formerly Baldwin Risk Partners, LLC), our operating company and a subsidiary of Baldwin
Baldwin	The Baldwin Insurance Group, Inc. (formerly BRP Group, Inc.), our parent company, together, unless the context otherwise requires, with its consolidated subsidiaries, including Baldwin Holdings and its consolidated subsidiaries and affiliates
Clients	Our insureds
Colleagues	Our employees
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	Accounting principles generally accepted in the United States of America
Insurance Company Partners	Insurance companies with which we have a contractual relationship
JPM Credit Agreement	Credit Agreement, dated as of October 14, 2020, between Baldwin Holdings, as borrower, JPMorgan Chase Bank, N.A., as the Administrative Agent, the Guarantors party thereto, the Lenders party thereto and the Issuing Lenders party thereto, as amended by Amendment No. 1 to Credit Agreement dated as of May 7, 2021, Amendment No. 2 to Credit Agreement dated as of June 2, 2021, Amendment No. 3 to Credit Agreement dated as of August 6, 2021, Amendment No. 4 to Credit Agreement dated as of December 16, 2021, Amendment No. 5 to Credit Agreement dated as of March 28, 2022, Amendment No. 6 to Credit Agreement dated as of June 27, 2023 and Amendment No. 7 to Credit Agreement dated as of September 15, 2023
LLC Units	Membership interests of Baldwin Holdings
MGA	Managing General Agent
Operating Groups	Our reportable segments
Partners	Companies that we have acquired, or in the case of asset acquisitions, the producers
Partnerships	Strategic acquisitions made by the Company
Pre-IPO LLC Members	Trevor Baldwin, our Chief Executive Officer; Lowry Baldwin, our Chairman; BIGH, LLC, an entity controlled by Lowry Baldwin; Elizabeth Krystyn, one of our founders; Laura Sherman, one of our founders; Daniel Galbraith, President, BRP and CEO, Retail Brokerage Operations; Brad Hale, our Chief Financial Officer; and The Villages Invesco, LLC, and certain other historical equity holders including equity holders in companies that we have acquired or producers

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

Risk Advisors	Our producers
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Secured Notes	7.125% senior secured notes with an aggregate principal amount of $600 million due May 15, 2031
Stockholders Agreement	Stockholders Agreement between Baldwin and the holders of LLC Units in Baldwin Holdings entered into on October 28, 2019
SOFR	Secured Overnight Financing Rate
Tax Receivable Agreement	Tax Receivable Agreement between Baldwin and the holders of LLC Units in Baldwin Holdings entered into on October 28, 2019
Westwood	Westwood Insurance Agency, a 2022 Partner
Wholesale Business	Our specialty wholesale broker business, which was sold on March 1, 2024

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE BALDWIN INSURANCE GROUP, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share and per share data)	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$208,334	$116,209
Restricted cash	151,842	104,824
Premiums, commissions and fees receivable, net	762,828	627,791
Prepaid expenses and other current assets	14,050	12,730
Assets held for sale	—	64,351
Total current assets	1,137,054	925,905
Property and equipment, net	22,348	22,713
Right-of-use assets	79,148	85,473
Other assets	43,841	38,134
Intangible assets, net	985,425	1,017,343
Goodwill	1,412,369	1,412,369
Total assets	$3,680,185	$3,501,937
Liabilities, Mezzanine Equity and Stockholders’ Equity
Current liabilities:
Premiums payable to insurance companies	$740,585	$555,569
Producer commissions payable	73,714	64,304
Accrued expenses and other current liabilities	132,298	152,954
Related party notes payable	5,635	1,525
Current portion of contingent earnout liabilities	203,870	215,157
Liabilities held for sale	—	43,931
Total current liabilities	1,156,102	1,033,440
Revolving line of credit	—	341,000
Long-term debt, less current portion	1,400,444	968,183
Contingent earnout liabilities, less current portion	6,373	61,310
Operating lease liabilities, less current portion	73,598	78,999
Other liabilities	123	123
Total liabilities	2,636,640	2,483,055
Commitments and contingencies (Note 13)
Mezzanine equity:
Redeemable noncontrolling interest	286	394
Stockholders’ equity:
Class A common stock, par value $0.01 per share, 300,000,000 shares authorized; 66,544,590 and 64,133,950 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	665	641
Class B common stock, par value $0.0001 per share, 100,000,000 shares authorized; 50,943,644 and 52,422,494 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	5	5
Additional paid-in capital	773,109	746,671
Accumulated deficit	(182,884)	(186,905)
Total stockholders’ equity attributable to Baldwin	590,895	560,412
Noncontrolling interest	452,364	458,076
Total stockholders’ equity	1,043,259	1,018,488
Total liabilities, mezzanine equity and stockholders’ equity	$3,680,185	$3,501,937
See accompanying Notes to Condensed Consolidated Financial Statements.

THE BALDWIN INSURANCE GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except share and per share data)	2024	2023	2024	2023
Revenues:
Commissions and fees	$337,103	$295,551	$715,199	$625,074
Investment income	2,737	1,640	5,008	2,563
Total revenues	339,840	297,191	720,207	627,637

Operating expenses:
Commissions, employee compensation and benefits	244,315	225,236	506,407	456,190
Other operating expenses	46,564	47,485	92,359	94,089
Amortization expense	25,394	23,159	49,435	46,322
Change in fair value of contingent consideration	5,552	16,393	18,228	41,151
Depreciation expense	1,557	1,449	3,062	2,797
Total operating expenses	323,382	313,722	669,491	640,549

Operating income (loss)	16,458	(16,531)	50,716	(12,912)

Other income (expense):
Interest expense, net	(31,329)	(29,136)	(62,874)	(57,020)
Gain on divestitures	628	—	37,144	—
Loss on extinguishment and modification of debt	(14,679)	—	(14,679)	—
Other income (expense), net	(461)	2,669	77	1,158
Total other expense, net	(45,841)	(26,467)	(40,332)	(55,862)

Income (loss) before income taxes	(29,383)	(42,998)	10,384	(68,774)
Income tax expense	1,484	665	2,151	743
Net income (loss)	(30,867)	(43,663)	8,233	(69,517)
Less: net income (loss) attributable to noncontrolling interests	(13,310)	(19,766)	4,212	(31,488)
Net income (loss) attributable to Baldwin	$(17,557)	$(23,897)	$4,021	$(38,029)

Comprehensive income (loss)	$(30,867)	$(43,663)	$8,233	$(69,517)
Comprehensive income (loss) attributable to noncontrolling interests	(13,310)	(19,766)	4,212	(31,488)
Comprehensive income (loss) attributable to Baldwin	(17,557)	(23,897)	4,021	(38,029)

Basic earnings (loss) per share	$(0.28)	$(0.40)	$0.06	$(0.64)
Diluted earnings (loss) per share	$(0.28)	$(0.40)	$0.06	$(0.64)
Weighted-average shares of Class A common stock outstanding - basic	63,124,601	60,093,228	62,490,376	59,406,331
Weighted-average shares of Class A common stock outstanding - diluted	63,124,601	60,093,228	66,189,508	59,406,331

See accompanying Notes to Condensed Consolidated Financial Statements.

THE BALDWIN INSURANCE GROUP, INC.
Condensed Consolidated Statements of Stockholders’ Equity and Mezzanine Equity
(Unaudited)

For the Three Months Ended June 30, 2024
	Stockholders’ Equity								Mezzanine Equity
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total	Redeemable Non-controlling Interest
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at March 31, 2024	65,205,532	$652	51,622,192	$5	$762,609	$(165,327)	$473,379	$1,071,318	$455
Net income (loss)	—	—	—	—	—	(17,557)	(13,405)	(30,962)	95
Share-based compensation, net of forfeitures	660,510	6	—	—	7,832	—	6,043	13,881	—
Redemption of Class B common stock	678,548	7	(678,548)	—	2,668	—	(2,675)	—	—
Tax distributions to Baldwin Holdings LLC members	—	—	—	—	—	—	(10,978)	(10,978)	—
Distributions to variable interest entities	—	—	—	—	—	—	—	—	(264)
Balance at June 30, 2024	66,544,590	$665	50,943,644	$5	$773,109	$(182,884)	$452,364	$1,043,259	$286

For the Six Months Ended June 30, 2024
	Stockholders’ Equity								Mezzanine Equity
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total	Redeemable Non-controlling Interest
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2023	64,133,950	$641	52,422,494	$5	$746,671	$(186,905)	$458,076	$1,018,488	$394
Net income	—	—	—	—	—	4,021	4,056	8,077	156
Share-based compensation, net of forfeitures	931,790	9	—	—	15,555	—	12,206	27,770	—
Redemption of Class B common stock	1,478,850	15	(1,478,850)	—	10,883	—	(10,898)	—	—
Tax distributions to Baldwin Holdings LLC members	—	—	—	—	—	—	(11,076)	(11,076)	—
Distributions to variable interest entities	—	—	—	—	—	—	—	—	(264)
Balance at June 30, 2024	66,544,590	$665	50,943,644	$5	$773,109	$(182,884)	$452,364	$1,043,259	$286

See accompanying Notes to Condensed Consolidated Financial Statements.

THE BALDWIN INSURANCE GROUP, INC.
Condensed Consolidated Statements of Stockholders’ Equity and Mezzanine Equity (Continued)
(Unaudited)

For the Three Months Ended June 30, 2023
	Stockholders’ Equity									Mezzanine Equity
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholder Notes Receivable	Non-controlling Interest	Total	Redeemable Non-controlling Interest
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at March 31, 2023	62,558,290	$626	53,670,277	$5	$716,645	$(110,896)	$(21)	$520,214	$1,126,573	$538
Net income (loss)	—	—	—	—	—	(23,897)	—	(19,864)	(43,761)	98
Share-based compensation, net of forfeitures	492,617	5	—	—	7,749	—	—	6,530	14,284	—
Redemption of Class B common stock	645,773	6	(645,773)	—	8,279	—	—	(8,285)	—	—
Tax distributions to Baldwin Holdings LLC members	—	—	—	—	—	—	—	(350)	(350)	—
Repayment of stockholder notes receivable	—	—	—	—	—	—	21	—	21	—
Distributions to variable interest entities	—	—	—	—	—	—	—	—	—	(141)
Balance at June 30, 2023	63,696,680	$637	53,024,504	$5	$732,673	$(134,793)	$—	$498,245	$1,096,767	$495

For the Six Months Ended June 30, 2023
	Stockholders’ Equity									Mezzanine Equity
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholder Notes Receivable	Non-controlling Interest	Total	Redeemable Non-controlling Interest
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2022	61,447,368	$614	54,504,918	$5	$704,291	$(96,764)	$(42)	$531,448	$1,139,552	$487
Net income (loss)	—	—	—	—	—	(38,029)	—	(31,637)	(69,666)	149
Share-based compensation, net of forfeitures	768,898	8	—	—	14,619	—	—	12,573	27,200	—
Redemption of Class B common stock	1,480,414	15	(1,480,414)	—	13,763	—	—	(13,778)	—	—
Tax distributions to Baldwin Holdings LLC members	—	—	—	—	—	—	—	(361)	(361)	—
Repayment of stockholder notes receivable	—	—	—	—	—	—	42	—	42	—
Distributions to variable interest entities	—	—	—	—	—	—	—	—	—	(141)
Balance at June 30, 2023	63,696,680	$637	53,024,504	$5	$732,673	$(134,793)	$—	$498,245	$1,096,767	$495

See accompanying Notes to Condensed Consolidated Financial Statements.

THE BALDWIN INSURANCE GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2024	2023
Cash flows from operating activities:
Net income (loss)	$8,233	$(69,517)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	52,497	49,119
Change in fair value of contingent consideration	18,228	41,151
Share-based compensation expense	28,815	32,039
Payment of contingent earnout consideration in excess of purchase price accrual	(20,373)	(6,140)
Gain on divestitures	(37,144)	—
Amortization of deferred financing costs	2,997	2,333
Loss on extinguishment of debt	1,034	—
(Gain) loss on interest rate caps	160	(329)
Other loss	346	230
Changes in operating assets and liabilities:
Premiums, commissions and fees receivable, net	(134,494)	(61,866)
Prepaid expenses and other current assets	(5,327)	(4,751)
Right-of-use assets	8,351	3,544
Accounts payable, accrued expenses and other current liabilities	167,077	51,647
Operating lease liabilities	(6,800)	(2,032)
Net cash provided by operating activities	83,600	35,428
Cash flows from investing activities:
Proceeds from divestitures, net of cash transferred	56,415	—
Capital expenditures	(18,704)	(8,624)
Investments in and loans for business ventures	(3,341)	(359)
Proceeds from repayment of related party loans	1,500	—
Cash consideration paid for asset acquisitions	(268)	(1,611)
Net cash provided by (used in) investing activities	35,602	(10,594)
Cash flows from financing activities:
Payment of contingent earnout consideration up to amount of purchase price accrual	(59,969)	(7,635)
Proceeds from revolving line of credit	95,000	60,000
Payments on revolving line of credit	(436,000)	(95,000)
Proceeds from refinancing of long-term debt	1,440,000	—
Payments relating to extinguishment and modification of long-term debt	(996,177)	—
Payments on long-term debt	(2,561)	(4,254)
Payments of deferred financing costs	(17,242)	—
Proceeds from the settlement of interest rate caps	2,300	4,940
Tax distributions to Baldwin Holdings LLC members	(11,076)	(361)
Distributions to variable interest entities	(264)	(141)
Proceeds from repayment of stockholder notes receivable	—	42
Net cash provided by (used in) financing activities	14,011	(42,409)
Net increase (decrease) in cash and cash equivalents and restricted cash	133,213	(17,575)
Cash and cash equivalents and restricted cash at beginning of period	226,963	230,471
Cash and cash equivalents and restricted cash at end of period	$360,176	$212,896
See accompanying Notes to Condensed Consolidated Financial Statements.

THE BALDWIN INSURANCE GROUP, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2024	2023
Supplemental schedule of cash flow information:
Cash paid during the period for interest	$54,366	$50,987
Cash paid during the period for income taxes	2,175	1,352
Disclosure of non-cash investing and financing activities:
Conversion of contingent earnout liability to related party notes payable	$5,636	$—
Right-of-use assets obtained in exchange for operating lease liabilities	1,912	3,245
Capital expenditures incurred but not yet paid	1,256	637
Right-of-use assets increased through lease modifications and reassessments	78	1,826
Decrease in goodwill resulting from measurement period adjustments for prior year business combinations	—	(211)

See accompanying Notes to Condensed Consolidated Financial Statements.

THE BALDWIN INSURANCE GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Business and Basis of Presentation
The Baldwin Insurance Group, Inc. was incorporated in the state of Delaware on July 1, 2019 as BRP Group, Inc. and, on May 2, 2024, was renamed The Baldwin Insurance Group, Inc.
The Baldwin Insurance Group, Inc. is a holding company and sole managing member of The Baldwin Insurance Group Holdings, LLC (formerly Baldwin Risk Partners, LLC) (“Baldwin Holdings”) and its sole material asset is its ownership interest in Baldwin Holdings, through which all of its business has been and is conducted. In these condensed consolidated financial statements, unless the context otherwise requires, the words “Baldwin,” and the “Company” refer to The Baldwin Insurance Group, Inc., together with its consolidated subsidiaries, including Baldwin Holdings and its consolidated subsidiaries and affiliates.
Baldwin is a diversified insurance agency and services organization that markets and sells insurance products and services to its Clients throughout the U.S. A significant portion of the Company’s business is concentrated in the Southeastern U.S., with several other regional concentrations. Baldwin and its subsidiaries operate through three reportable segments (“Operating Groups”), Insurance Advisory Solutions, Underwriting, Capacity & Technology Solutions and Mainstreet Insurance Solutions, which are discussed in more detail in Note 14.
Principles of Consolidation
The consolidated financial statements include the accounts of Baldwin and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
As the sole manager of Baldwin Holdings, Baldwin operates and controls all the business and affairs of Baldwin Holdings, and has the sole voting interest in, and controls the management of, Baldwin Holdings. Accordingly, Baldwin consolidates Baldwin Holdings in its consolidated financial statements, resulting in a noncontrolling interest related to the membership interests of Baldwin Holdings (the “LLC Units”) held by Baldwin Holdings’ members in the Company’s consolidated financial statements.
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
Unaudited Interim Financial Reporting
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all the information and related notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting of recurring accruals, considered necessary for fair presentation of the financial statements have been included. The accompanying consolidated balance sheet for the year ended December 31, 2023 was derived from audited financial statements, but does not include all disclosures required by GAAP. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2024.

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
Recently Adopted Accounting Standards
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures (“ASU 2023-07”) to enhance the disclosure requirements for reportable segments. ASU 2023-07 requires disclosure of significant segment expenses regularly provided to the chief operating decision maker (“CODM”), as well as an aggregate amount of other segment items included within segment profit or loss and a description of its composition. Additionally, ASU 2023-07 requires a description of how the CODM utilizes the reported measure of segment operating results to assess segment performance. ASU 2023-07 also requires enhanced interim disclosure requirements effectively making annual disclosures a requirement for interim reporting. The annual requirements of ASU 2023-07 became effective for the Company January 1, 2024, at which time it was adopted. The Company will include the new disclosures in its Annual Report on Form 10-K for the year ending December 31, 2024 as required. New interim period disclosures are required for fiscal years beginning January 1, 2025 and will be included in the Company’s Quarterly Reports on Form 10-Q at that time.
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

On March 1, 2024, the Company closed on the sale of its Wholesale Business for proceeds of approximately $58.9 million, subject to certain customary purchase price adjustments. The Company derecognized assets of $61.8 million, which included $9.5 million of goodwill, and liabilities of $39.9 million. The Company recognized a pre-tax gain on the sale of $35.1 million (after post-closing adjustments), which is included as a component of gain on divestitures in the condensed consolidated statements of comprehensive income (loss).
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
Total revenues and expenses of the Company’s consolidated VIEs included in the condensed consolidated statements of comprehensive income (loss) were $0.7 million and $0.3 million, respectively, for the three months ended June 30, 2024 and $0.6 million and $0.3 million, respectively, for the three months ended June 30, 2023. Total revenues and expenses of the Company’s consolidated VIEs included in the condensed consolidated statements of comprehensive income (loss) were $1.2 million and $0.6 million, respectively, for the six months ended June 30, 2024 and $1.0 million and $0.5 million, respectively, for the six months ended June 30, 2023.
Total assets and liabilities of the Company's consolidated VIEs included on the condensed consolidated balance sheets were $1.2 million and $0.3 million, respectively, at June 30, 2024 and $0.8 million and $0.2 million, respectively, at December 31, 2023. The assets of the consolidated VIEs can only be used to settle the obligations of the consolidated VIEs and the creditors of the liabilities of the consolidated VIEs do not have recourse to the Company.
4. Revenue
The following table provides disaggregated revenues by major source:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Commission revenue(1)	$280,405	$229,851	$602,780	$500,712
Profit-sharing revenue(2)	22,285	26,756	42,972	49,918
Consulting and service fee revenue(3)	18,621	19,704	38,754	36,212
Policy fee and installment fee revenue(4)	14,642	17,004	27,250	32,836
Other income(5)	1,150	2,236	3,443	5,396
Investment income(6)	2,737	1,640	5,008	2,563
Total revenues	$339,840	$297,191	$720,207	$627,637
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
The application of ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”) requires the use of management judgment. The following are the areas of most significant judgment as it relates to Topic 606:
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

(in thousands)	June 30, 2024	December 31, 2023
Contract assets	$376,049	$342,692
Contract liabilities	35,075	30,281
During the six months ended June 30, 2024, the Company recognized revenue of $27.8 million related to the contract liabilities balance at December 31, 2023.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Balance at beginning of period	$28,018	$23,444	$26,205	$21,669
Costs capitalized	3,689	3,132	7,617	6,504
Amortization	(2,273)	(1,736)	(4,388)	(3,333)
Balance at end of period	$29,434	$24,840	$29,434	$24,840
7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

(in thousands)	June 30, 2024	December 31, 2023
Accrued compensation and benefits	$40,904	$53,728
Contract liabilities	35,075	30,281
Current portion of operating lease liabilities	17,661	16,704
Accrued expenses	13,581	23,274
Current portion of long-term debt	8,400	10,243
Colleague earnout incentives(1)	3,254	8,020
Other	13,423	10,704
Accrued expenses and other current liabilities	$132,298	$152,954
__________
(1)    Represents the unpaid portion of contingent earnout liabilities that were reclassified, at the Partner's option, to an earnout incentive bonus payable to Colleagues. Refer to the contingent earnout liabilities rollforward in Note 12 for additional information.
8. Long-Term Debt
As of December 31, 2023, the JPM Credit Agreement, as amended, provided for senior secured credit facilities in an aggregate principal amount of $1.62 billion, which consisted of (i) a term loan facility in the principal amount of $1.02 billion maturing in October 2027 (the “Term Loan B”) and (ii) a revolving credit facility with commitments in an aggregate principal amount of $600 million maturing in April 2027 (the “Revolving Facility”). The Term Loan B bore interest at term SOFR plus a credit spread adjustment between 11 bps and 43 bps, based on the term SOFR rate, plus an applicable margin of 350 bps, subject to a term SOFR floor of 50 bps. Borrowings under the Revolving Facility accrued interest at SOFR plus 210 bps to SOFR plus 310 bps based on total net leverage ratio.
On May 24, 2024, Baldwin Holdings refinanced the amounts outstanding under the Term Loan B and the Revolving Facility with a portion of the proceeds from an offering of $600 million in aggregate principal amount of 7.125% senior secured notes due May 15, 2031 (the “Senior Secured Notes”) and borrowings under a new $840 million senior secured first lien term loan facility maturing May 24, 2031 (the “2024 Term Loan”). In connection with the refinancing, Baldwin Holdings also established a new senior secured first lien revolving facility with commitments in an aggregate principal amount of $600 million maturing May 24, 2029 (the “2024 Revolving Facility” and, together with the 2024 Term Loan, the “2024 Credit Facility”).

In connection with the Senior Secured Notes and the 2024 Credit Facility, the Company incurred $30.9 million in debt issuance costs, of which $17.2 million were capitalized as deferred financing costs that will be amortized over the term of the related debt. A substantial portion of the deferred financing costs relate to the Senior Secured Notes and 2024 Term Loan and are recorded as an offset to long-term debt on the condensed consolidated balance sheets, while those associated with the 2024 Revolving Facility are included in other assets. The remaining costs of $13.6 million, consisting of third-party financing costs related to the portion of the Term Loan B refinancing that was accounted for as a modification of debt, were expensed during the three and six months ended June 30, 2024. The Company recorded an additional loss of $1.0 million related to the partial extinguishment of the Term Loan B during the three and six months ended June 30, 2024. All remaining previously unamortized deferred financing costs continue to be amortized over the term of the 2024 Term Loan and 2024 Revolving Facility, as appropriate. The aggregate loss on extinguishment and modification of debt of $14.7 million was reported separately in the condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2024.
Senior Secured Notes
The Senior Secured Notes were issued by Baldwin Holdings and a wholly-owned corporate subsidiary of Baldwin Holdings (the “co-issuer” and, together with Baldwin Holdings, the “issuers”) pursuant to an indenture, dated as of May 24, 2024 (the “indenture”), by and among the issuers, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent. Interest on the Senior Secured Notes will be payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2024. The Senior Secured Notes are jointly, severally and unconditionally guaranteed on a senior secured basis by the guarantors that guarantee or will guarantee indebtedness under the 2024 Credit Facility (the “guarantees”). The Senior Secured Notes and the guarantees rank pari passu in right of payment with all existing and future senior indebtedness of the issuers and the guarantors, including indebtedness under the 2024 Credit Facility, and are secured on a first-lien basis by the collateral that secures indebtedness under the 2024 Credit Facility.
The Senior Secured Notes may be redeemed in whole or in part, at any time on or after May 15, 2027 at the redemption prices set forth in the indenture, plus accrued and unpaid interest. Prior to May 15, 2027, the issuers may also redeem some or all of the Senior Secured Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, plus the applicable “make-whole” premium described in the indenture. In addition, the issuers may redeem (i) until May 15, 2027, up to 40% of the then outstanding principal amount of the Senior Secured Notes (which includes additional notes, if any) with an amount not to exceed the net cash proceeds from certain equity offerings, at a redemption price equal to 107.125% of the aggregate principal amount thereof and (ii) at any time prior to May 15, 2027, up to 10% of the then outstanding principal amount of the Senior Secured Notes (which includes additional notes, if any) during any twelve-month period following the issue date of the Senior Secured Notes (provided that such period commencing on the issue date of the Senior Secured Notes shall end on May 15, 2025) at a redemption price equal to 103% of the aggregate principal amount thereof, in each case, plus accrued and unpaid interest, if any, up to the redemption date. In addition, if certain kinds of “changes of control” occur, the issuers must offer to purchase the Senior Secured Notes at the prices set forth in the indenture, plus accrued and unpaid interest, if any, to, but excluding, the date of purchase.
The indenture governing the Senior Secured Notes contains covenants that, among other things, limit the ability of the issuers and their restricted subsidiaries to:
•incur additional debt or issue certain preferred shares;
•incur liens or use assets as security in other transactions;
•make certain distributions, investments and other restricted payments;
•engage in certain transactions with affiliates; and
•merge or consolidate or sell, transfer, lease or otherwise dispose of all or substantially all of their assets.
The issuers were in compliance with all such covenants at June 30, 2024.
The indenture also provides for customary events of default.
2024 Credit Facility
The 2024 Term Loan was issued at 99.75% of par and bears interest at a rate of term SOFR, plus an applicable margin of 325 bps (resulting in an interest rate of 8.59% at June 30, 2024), with a margin step-down to 300 bps at a first lien net leverage ratio of 4.00x or below.

The outstanding borrowings under the 2024 Term Loan are required to be prepaid with: (a) up to 50% of excess cash flow (which will be reduced to 25% and 0% if specified total first lien net leverage ratios are met); (b) 100% of the net cash proceeds of certain asset dispositions, subject to certain thresholds and reinvestment provisions; and (c) 100% of the net proceeds of debt that is incurred in violation of the 2024 Credit Agreement.
Principal payments of $2.1 million are due quarterly for the 2024 Term Loan beginning on September 30, 2024, with the balance payable in full on the maturity date thereof. Quarterly amortization payments may be reduced by any mandatory or voluntary prepayments including excess cash flow payments.
The interest rate for the 2024 Revolving Facility is term SOFR, plus a credit spread adjustment of 10 bps, plus an applicable margin of 200 bps to 300 bps based on a total first lien net leverage ratio. There were no outstanding borrowings on the 2024 Revolving Facility at June 30, 2024; however, the 2024 Revolving Facility is subject to a commitment fee of 0.40% on the unused capacity at June 30, 2024, which may be reduced to 0.35%, 0.30% or 0.25% if total net leverage ratio reduces to certain specified levels in the future. The Company will pay a letter of credit fee equal to the margin then in effect with respect to term SOFR loans under the 2024 Revolving Facility multiplied by the daily amount available to be drawn under any letter of credit, a fronting fee and any customary documentary and processing charges for any letter of credit issued under the 2024 Credit Agreement.
All obligations under the 2024 Credit Facility are jointly, severally and unconditionally guaranteed on a senior secured basis by certain of Baldwin Holdings’ direct and indirect subsidiaries (the “guarantors”) that also guarantee the Senior Secured Notes, subject to certain legal and tax limitations and other agreed exceptions, and are secured by substantially all the assets of Baldwin Holdings and the guarantors, subject to certain agreed limitations.
The 2024 Credit Agreement, the definitive agreement for the 2024 Credit Facility, provides that Baldwin Holdings has the right at any time to request incremental facilities in an aggregate principal amount not to exceed the sum of (a) the greater of (1) $285.0 million and (2) 100% of Consolidated EBITDA (as defined in the 2024 Credit Agreement) for the most recently completed four fiscal quarter period for which internal financial statements are available plus (b) all voluntary prepayments and/or redemptions of term loan facilities and certain other indebtedness secured on a pari passu basis with the obligations under the 2024 Credit Facility and all voluntary commitment reductions of the 2024 Revolving Facility (except in each case to the extent financed with proceeds from the incurrence of long-term indebtedness) plus (c) an amount such that, after giving effect to the incurrence of any such incremental facility pursuant to this clause (c) (which shall be deemed to include the full amount of any incremental revolving facility assuming that the full amount of such facility was drawn) and after giving effect to any acquisition, disposition, debt incurrence, debt retirement and other transactions to be consummated in connection therewith, Baldwin Holdings would be in compliance, on a pro forma basis, with a total first lien net leverage ratio of 5.50x or below. The lenders under the 2024 Credit Agreement are not under any obligation to provide any such incremental facilities and any such incremental facilities will be subject to certain customary conditions.
The 2024 Credit Agreement contains certain financial, affirmative and negative covenants that are customary for a senior credit facility of this type. The negative covenants in the 2024 Credit Agreement include limitations (subject to agreed exceptions) on the ability of Baldwin Holdings and its material subsidiaries to:
•incur additional indebtedness (including guarantees);
•incur liens;
•make investments, loans and advances;
•implement mergers, consolidations and sales of assets (including sale and lease-back transactions);
•make restricted payments or enter into restrictive agreements (including those with negative pledge clauses);
•enter into transactions with affiliates on non-arm’s-length terms;
•change the business conducted by Baldwin Holdings and its subsidiaries;
•prepay, or make redemptions and repurchases of specified indebtedness;
•use the proceeds of the loans under the 2024 Credit Agreement in certain prohibited manners;
•make certain amendments to the organizational documents of Baldwin Holdings and its material subsidiaries; and
•change Baldwin Holdings’ fiscal year.

The 2024 Credit Agreement contains a financial maintenance covenant requiring Baldwin Holdings to maintain a total first lien net leverage ratio at or below 7.00 to 1.00 on a pro forma basis. The 2024 Credit Agreement also contains certain customary events of default with certain cure periods, as applicable. Baldwin Holdings was in compliance with all such covenants at June 30, 2024.
Interest Rate Caps
The Company uses interest rate caps to mitigate its exposure to interest rate risk on its debt by limiting the impact of interest rate changes on cash flows. The interest rate caps limit the variability of the applicable base rate to the amount of the cap. The interest rate caps, which are included as a component of other assets on the condensed consolidated balance sheets, are recorded at an aggregate fair value of $0.1 million and $2.6 million at June 30, 2024 and December 31, 2023, respectively. The Company recognized a loss on interest rate caps of $0.1 million and $0.2 million for the three and six months ended June 30, 2024, respectively, and a gain on interest rate caps of $1.7 million and $0.3 million for the three and six months ended June 30, 2023, respectively. The gain or loss on interest rate caps is included as a component of other income (expense), net in the condensed consolidated statements of comprehensive income (loss).
9. Related Party Transactions
Related Party Balances
The Company has $0.8 million and $1.5 million due from related parties at June 30, 2024 and December 31, 2023, respectively, which includes amounts due from Partners for post-closing cash requirements in accordance with Partnership agreements. The receivable at December 31, 2023 also includes $0.8 million for a loan made to Emerald Bay Risk Solutions, LLC (“Emerald Bay”), an entity formed for the benefit of the MGA of the Future business, and with which Baldwin Holdings, Lowry Baldwin, the Company's Chairman, and members of the Company's executive management team have made capital commitments. Due from related parties is included in prepaid expenses and other current assets on the condensed consolidated balance sheets.
Baldwin Holdings recorded an investment in Emerald Bay of $2.4 million during the six months ended June 30, 2024. Investments are included in other assets on the condensed consolidated balance sheets.
Related party notes payable of $5.6 million and $1.5 million at June 30, 2024 and December 31, 2023, respectively, relate to the settlement of contingent earnout consideration for certain of the Company’s Partners.
Commission Revenue
The Company serves as a broker for Holding Company of the Villages, Inc. (“The Villages”), a significant shareholder, and certain affiliated entities. Commission revenue recorded from transactions with The Villages and affiliated entities was $0.6 million for the three months ended June 30, 2024 and $2.3 million and $1.5 million for the six months ended June 30, 2024 and 2023, respectively.
The Company serves as a broker for certain entities in which a member of Baldwin’s board of directors has a material interest. Commission revenue recorded from transactions with these entities was $0.1 million for the six months ended June 30, 2023. No commission revenue was recorded from such transactions during the six months ended June 30, 2024.
Commissions Expense
Two brothers of Lowry Baldwin, the Company’s Chairman, received producer commissions from the Company comprising approximately $0.1 million during each of the three months ended June 30, 2024 and 2023 and $0.3 million during each of the six months ended June 30, 2024 and 2023.
Rent Expense
The Company has various agreements to lease office space from wholly-owned subsidiaries of The Villages. Total rent expense incurred with respect to The Villages and its wholly-owned subsidiaries was approximately $0.1 million for each of the three months ended June 30, 2024 and 2023 and $0.2 million for each of the six months ended June 30, 2024 and 2023. Total right-of-use assets and operating lease liabilities included on the Company's condensed consolidated balance sheets relating to these lease agreements were $1.2 million each at June 30, 2024 and $1.4 million each at December 31, 2023.

The Company has various agreements to lease office space from other related parties. Total rent expense incurred with respect to other related parties was $0.9 million and $1.0 million for the three months ended June 30, 2024 and 2023, respectively, and $1.9 million for each of the six months ended June 30, 2024 and 2023. Total right-of-use assets and operating lease liabilities included on the Company’s condensed consolidated balance sheets relating to these lease agreements were $11.4 million and $11.9 million, respectively, at June 30, 2024 and $12.9 million and $13.4 million, respectively, at December 31, 2023.
10. Share-Based Compensation
The Company has an Omnibus Incentive Plan (the “Omnibus Plan”) and a Partnership Inducement Award Plan (the “Inducement Plan” and, collectively with the Omnibus Plan, the “Plans”) to motivate and reward Colleagues and certain other individuals to perform at the highest level and contribute significantly to the Company’s success, thereby furthering the best interests of Baldwin’s stockholders. The total number of shares of Class A common stock authorized for issuance under the Omnibus Plan and the Inducement Plan was 10,793,035 and 3,000,000, respectively, at June 30, 2024.
During the six months ended June 30, 2024, the Company made awards of restricted stock awards (“RSAs”), performance-based restricted stock unit awards (“PSUs”), and fully vested shares under the Plans to its non-employee directors, officers, Colleagues and consultants. Fully-vested shares issued to directors, officers and Colleagues during the six months ended June 30, 2024 were vested upon issuance and PSUs issued to officers vest in the quarter following the end of a performance period of three years, while RSAs issued to Colleagues, consultants and officers generally either cliff vest after three to four years or vest ratably over three to five years.
The following table summarizes the activity for awards granted by the Company under the Plans:

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Non-vested awards outstanding at December 31, 2023	3,521,590	$29.22
Granted	1,663,066	29.88
Vested and settled	(1,114,863)	27.43
Forfeited	(255,675)	30.08
Non-vested awards outstanding at June 30, 2024	3,814,118	29.97
The total fair value of shares that vested and settled under the Plans was $30.6 million and $24.9 million for the six months ended June 30, 2024 and 2023, respectively.
Share-based compensation is recognized ratably over the vesting period of the respective awards and includes expense related to issuances under the Plans. Share-based compensation also includes the portion of annual bonuses that are payable in fully-vested shares of Class A common stock. The Company recognizes share-based compensation expense for the Plans net of actual forfeitures. The Company recorded share-based compensation expense of $14.7 million and $18.8 million for the three months ended June 30, 2024 and 2023, respectively, and $28.8 million and $32.0 million for the six months ended June 30, 2024 and 2023, respectively. Share-based compensation expense is included in commissions, employee compensation and benefits expense in the condensed consolidated statements of comprehensive income (loss).
11. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) attributable to Baldwin by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings (loss) per share is computed giving effect to all potentially dilutive shares of common stock.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Basic earnings (loss) per share:
Net income (loss) attributable to Baldwin	$(17,557)	$(23,897)	$4,021	$(38,029)
Shares used for basic earnings (loss) per share:
Weighted-average shares of Class A common stock outstanding - basic	63,125	60,093	62,490	59,406
Basic earnings (loss) per share	$(0.28)	$(0.40)	$0.06	$(0.64)

Diluted earnings (loss) per share:
Net income (loss) attributable to Baldwin	$(17,557)	$(23,897)	$4,021	$(38,029)
Shares used for diluted earnings (loss) per share:
Weighted-average shares of Class A common stock outstanding - basic	63,125	60,093	62,490	59,406
Dilutive effect of unvested stock awards	—	—	3,700	—
Weighted-average shares of Class A common stock outstanding - diluted	63,125	60,093	66,190	59,406
Diluted earnings (loss) per share	$(0.28)	$(0.40)	$0.06	$(0.64)
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Unvested RSAs and PSUs	3,868,199	4,037,385	—	4,037,385
Shares of Class B common stock	51,227,289	53,024,504	51,610,600	53,024,504
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

(in thousands)	June 30, 2024	December 31, 2023
Level 2
Interest rate caps	$103	$2,562
Level 2 Assets	$103	$2,562
Level 3
Contingent earnout liabilities	$210,243	$276,467
Level 3 Liabilities	$210,243	$276,467
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
Methodologies used for liabilities measured at fair value on a recurring basis within Level 3 of the fair value hierarchy at June 30, 2024 and December 31, 2023 are based on limited unobservable inputs. These methods may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.
The fair value of contingent earnout liabilities is based on sales projections for the acquired entities, which are reassessed each reporting period. Based on the Company’s ongoing assessment of the fair value of its contingent earnout liabilities, the Company recorded a net increase in the estimated fair value of such liabilities of $5.6 million and $18.2 million for the three and six months ended June 30, 2024, respectively. The Company has assessed the maximum estimated exposure to the contingent earnout liabilities to be $459.5 million at June 30, 2024.
The Company measures contingent earnout liabilities at fair value each reporting period using significant unobservable inputs classified within Level 3 of the fair value hierarchy. The Company uses a probability weighted value analysis as a valuation technique to convert future estimated cash flows to a single present value amount. The significant unobservable inputs used in the fair value measurements are sales projections over the earnout period, and the probability outcome percentages assigned to each scenario. Significant increases or decreases to either of these inputs would result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent earnout liabilities. Ultimately, the liability will be equivalent to the amount settled, and the difference between the fair value estimate and amount settled will be recorded in earnings for business combinations, or as a change in the carrying value of the assets acquired for asset acquisitions.
The fair value of the contingent earnout liabilities is based on Monte Carlo simulations that measure the present value of the expected future payments to be made to Partners in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, the Company estimates the Partner’s future performance using financial projections developed by management for the Partner and market participant assumptions that were derived for revenue growth, the number of rental units tracked or the insured value of sourced homeowners insurance. Revenue growth rates generally ranged from 8% to 22% at June 30, 2024 and from 10% to 35% at December 31, 2023. The Company estimates future payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. These payments are discounted to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of the Partner to achieve the targets. These discount rates generally ranged from 9.75% to 12.00% at June 30, 2024 and from 7.50% to 13.75% at December 31, 2023. Changes in financial projections, market participant assumptions for revenue growth, or the risk-adjusted discount rate, would result in a change in the fair value of contingent consideration.

The following table sets forth a summary of the changes in the fair value of the Company’s contingent earnout liabilities, which are measured at fair value on a recurring basis utilizing Level 3 assumptions in their valuation:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Balance at beginning of period	$235,865	$286,157	$276,467	$266,936
Change in fair value of contingent consideration(1)	5,552	16,393	18,228	41,151
Settlement of contingent consideration(2)	(31,174)	(8,238)	(84,452)	(13,775)
Balance at end of period	$210,243	$294,312	$210,243	$294,312
__________
(1)    The Company reclassified $2.8 million and $6.4 million of its contingent earnout liabilities through the issuance of Colleague earnout incentives during the three and six months ended June 30, 2024, respectively, which results in a reduction to the change in fair value of contingent consideration and an increase to commissions, employee compensation and benefits expense in the condensed consolidated statements of comprehensive income (loss). Refer to Note 7 for additional information on Colleague earnout incentive balances.
(2)    The Company settled $5.6 million of its contingent earnout liabilities through the issuance of related party notes payable during the six months ended June 30, 2024. The condensed consolidated statement of cash flows for the six months ended June 30, 2024 includes $1.5 million of payments of contingent earnout consideration related to a similar non-cash settlement in a prior period.
Fair Value of Other Financial Instruments
The fair value of long-term debt and the revolving line of credit is based on an estimate using a discounted cash flow analysis and current borrowing rates for similar types of borrowing arrangements. The carrying amount and estimated fair value of long-term debt and the revolving line of credit were as follows:

	Fair Value Hierarchy	June 30, 2024		December 31, 2023
(in thousands)		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt(1)	Level 2	$1,440,000	$1,444,200	$998,737	$997,489
Revolving line of credit	Level 2	—	—	341,000	335,963
__________
(1)    The carrying amount of long-term debt reflects outstanding borrowings, which are presented net of unamortized debt issuance costs of $31.2 million and $20.3 million at June 30, 2024 and December 31, 2023, respectively, on the condensed consolidated balance sheets.
13. Commitments and Contingencies
Commitments
As of June 30, 2024, Baldwin Holdings has a remaining commitment to the University of South Florida (“USF”) to donate $4.2 million through October 2028. The gift will provide support for the School of Risk Management and Insurance in the USF Muma College of Business. It is currently anticipated that Lowry Baldwin, the Company’s Chairman, will fund half of the amounts to be donated by Baldwin Holdings.
Legal Proceedings
The Company is involved in various claims and legal actions arising in the ordinary course of business. A liability is recorded when a loss is considered probable and is reasonably estimable in accordance with GAAP. When a material loss contingency is reasonably possible but not probable, the Company will disclose the nature of the claim and, if possible, an estimate of the loss or range of loss. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

During 2023, Ruby Wagner, a putative Class A stockholder of the Company, filed a class action lawsuit (the “Lawsuit”), on behalf of herself and other similarly situated stockholders in the Delaware Court of Chancery against the Company seeking declaratory judgment that certain provisions of the Stockholders Agreement between the Company and the Pre-IPO LLC Members are invalid and unenforceable as a matter of Delaware law. On May 28, 2024, the Court of Chancery issued an opinion (the “Chancery Court Opinion”) that certain provisions of the Stockholders Agreement granting approval rights related to amending the Company’s certificate of incorporation and making significant decisions relating to the Company’s senior management, are facially invalid, void, and unenforceable under Delaware law. An implementing order, presently in effect, was entered on June 20, 2024. The Chancery Court Opinion also held that a severability provision in the Stockholders Agreement allows the Pre-IPO LLC Members to demand a “suitable and equitable substitute” for the approval rights that were deemed invalid. A final order has not yet been entered in the Lawsuit and the time for taking an appeal has not yet run. Management is unable at this time to estimate the potential loss or range of loss from the ultimate disposition of this matter.
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
•The Insurance Advisory Solutions (“IAS”) Operating Group provides expertly-designed commercial risk management, employee benefits and private risk management solutions for businesses and high-net-worth individuals, as well as their families, through its national footprint, which has assimilated some of the highest quality independent insurance brokers in the country with vast and varied strategic capabilities and expertise.
•The Underwriting, Capacity & Technology Solutions (“UCTS”) Operating Group consists of two distinct businesses—its MGA of the Future platform and its newly launched reinsurance brokerage business, Juniper Re. Through its MGA of the Future platform, the Company manufactures proprietary, technology-enabled insurance products that are then distributed (in many instances via technology and/or API integrations) internally via Risk Advisors across its other Operating Groups and externally via select distribution partners, with a focus on sheltered channels where its products deliver speed, ease of use and certainty of execution, an example of which is the national embedded renters insurance product sold at point of lease via integrations with property management software providers. UCTS’ Wholesale Business was sold in the first quarter of 2024 and its operations are included in UCTS’ results through February 29, 2024.
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
The Company changed its measure of Operating Group profitability during the six months ended June 30, 2024. In previous years, compensation expense relating to the Company’s growth services Colleagues was primarily recognized in Corporate and Other. During 2024, the Company began allocating growth services Colleague compensation amongst the respective Operating Groups. This change in measurement resulted in an increase to commissions, employee compensation and benefits expense in each of the Operating Groups and a decrease in Corporate and Other.

	For the Three Months Ended June 30, 2024
(in thousands)	Insurance Advisory Solutions	Underwriting, Capacity & Technology Solutions	Mainstreet Insurance Solutions	Corporate and Other	Total
Revenues(1)	$168,127	$122,485	$67,064	$(17,836)	$339,840
Net income (loss)	8,960	16,994	7,119	(63,940)	(30,867)

	For the Three Months Ended June 30, 2023
(in thousands)	Insurance Advisory Solutions	Underwriting, Capacity & Technology Solutions	Mainstreet Insurance Solutions	Corporate and Other	Total
Revenues(2)	$157,400	$102,154	$53,677	$(16,040)	$297,191
Net income (loss)	5,765	8,010	4,178	(61,616)	(43,663)

	For the Six Months Ended June 30, 2024
(in thousands)	Insurance Advisory Solutions	Underwriting, Capacity & Technology Solutions	Mainstreet Insurance Solutions	Corporate and Other	Total
Revenues(1)	$390,472	$226,382	$138,764	$(35,411)	$720,207
Net income (loss)	46,420	56,775	19,962	(114,924)	8,233

	For the Six Months Ended June 30, 2023
(in thousands)	Insurance Advisory Solutions	Underwriting, Capacity & Technology Solutions	Mainstreet Insurance Solutions	Corporate and Other	Total
Revenues(2)	$356,692	$188,644	$111,817	$(29,516)	$627,637
Net income (loss)	29,258	10,418	12,012	(121,205)	(69,517)
__________
(1)    During the three and six months ended June 30, 2024, the UCTS Operating Group recorded commissions and fees shared within the same Operating Group of $3.8 million and $6.7 million, respectively; the UCTS Operating Group recorded commissions and fees passed through to other Operating Groups of $14.3 million and $28.4 million, respectively; and the MIS Operating Group recorded commissions and fees shared within the same Operating Group of $0.3 million and $1.0 million, respectively. Commissions and fees shared within the same Operating Group and passed through to other Operating Groups are eliminated through Corporate and Other.
(2)    During the three and six months ended June 30, 2023, the UCTS Operating Group recorded commissions and fees shared within the same Operating Group of $4.0 million and $5.3 million, respectively; the UCTS Operating Group recorded commissions and fees passed through to other Operating Groups of $12.5 million and $23.8 million, respectively; and the MIS Operating Group recorded commissions and fees shared within the same Operating Group of $0.2 million and $1.1 million, respectively. Commissions and fees shared within the same Operating Group and passed through to other Operating Groups are eliminated through Corporate and Other.

(in thousands)	Insurance Advisory Solutions	Underwriting, Capacity & Technology Solutions	Mainstreet Insurance Solutions	Corporate and Other	Total
Total assets at June 30, 2024	$2,436,040	$624,114	$511,440	$108,591	$3,680,185
Total assets at December 31, 2023	2,292,729	646,404	518,593	44,211	3,501,937

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
THE COMPANY
The Baldwin Insurance Group, Inc. is a holding company and sole managing member of The Baldwin Insurance Group Holdings, LLC (formerly Baldwin Risk Partners, LLC) (“Baldwin Holdings”) and its sole material asset is its ownership interest in Baldwin Holdings, through which all of our business has been and is conducted. In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the words “Baldwin,” the “Company,” “we,” “us” and “our” refer to The Baldwin Insurance Group, Inc., together with its consolidated subsidiaries, including Baldwin Holdings and its consolidated subsidiaries and affiliates.
Baldwin is an independent insurance distribution firm providing indispensable expertise and insights that strive to give our Clients the confidence to pursue their purpose, passion and dreams. As a team of dedicated entrepreneurs and insurance professionals, we have come together to help protect the possible for our Clients. We do this by delivering bespoke Client solutions, services, and innovation through our comprehensive and tailored approach to risk management, insurance, and employee benefits. We support our Clients, Colleagues, Insurance Company Partners and communities through the deployment of vanguard resources and capital to drive our organic and inorganic growth. When we consistently execute for these key stakeholders, we believe that the outcome is an increase in value for our fifth stakeholder, our stockholders. We are innovating the industry by taking a holistic and tailored approach to risk management, insurance and employee benefits. Our growth plan includes continuing to recruit, train and develop industry leading talent, continuing to add geographic representation, insurance product expertise and end-client industry expertise via our Partnership strategy, and continuing to build out our MGA of the Future platform, which delivers proprietary, technology-enabled insurance solutions to our internal Risk Advisors as well as to a growing channel of external distribution partners. We are a destination employer supported by an award-winning culture, powered by exceptional people and fueled by industry-leading growth and innovation.
We represent over two million Clients across the United States and internationally. Our 4,000 Colleagues include approximately 700 Risk Advisors, who are fiercely independent, relentlessly competitive and “insurance geeks.” We have approximately 110 offices in 24 states, all of which are equipped to provide diversified products and services to empower our Clients at every stage through our three Operating Groups.
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
•Underwriting, Capacity & Technology Solutions consists of two distinct businesses—our MGA of the Future platform and our newly launched reinsurance brokerage business, Juniper Re. Through our MGA of the Future platform, we manufacture proprietary, technology-enabled insurance products that are then distributed (in many instances via technology and/or API integrations) internally via our Risk Advisors across our other Operating Groups and externally via select distribution partners, with a focus on sheltered channels where our products deliver speed, ease of use and certainty of execution, an example of which is the national embedded renters insurance product sold at point of lease via integrations with property management software providers. As a prominent growth driver for the Company, we have invested heavily in the expansion of our MGA of the Future product suite, which is now comprised of more than 20 products across commercial, personal and professional lines, including new product launches in 2023 (high-net-worth homeowners, flood and commercial property products). UCTS’ Wholesale Business was sold in the first quarter of 2024 and its operations are included in our results through the end of February 2024.

•Mainstreet Insurance Solutions offers personal insurance, commercial insurance and life and health solutions to individuals and businesses in their communities, with a focus on accessing Clients via sheltered distribution channels, which include, but are not limited to, new home builders, realtors, mortgage originators/lenders, master planned communities, and various other community centers of influence. We have invested deeply in talent, technology and capabilities across the MIS Operating Group, including in Westwood's homeowners solutions that are embedded in many of the top home builders in the U.S., the national expansion of our distribution footprint through our National Mortgage and Real Estate Center, and enhanced digital capabilities focused on improving the Advisor and Client experience. Mainstreet Insurance Solutions also offers consultation for government assistance programs and solutions, including traditional Medicare, Medicare Advantage and Affordable Care Act, to seniors and eligible individuals through a network of primarily independent contractor agents.
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
RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements for the three and six months ended June 30, 2024 and 2023 and the related notes and other financial information included elsewhere in this report.
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

The following is a discussion of our consolidated results of operations for the three and six months ended June 30, 2024 and 2023.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2024	2023	Variance	2024	2023	Variance
Revenues:
Commissions and fees	$337,103	$295,551	$41,552	$715,199	$625,074	$90,125
Investment income	2,737	1,640	1,097	5,008	2,563	2,445
Total revenues	339,840	297,191	42,649	720,207	627,637	92,570

Operating expenses:
Commissions, employee compensation and benefits	244,315	225,236	19,079	506,407	456,190	50,217
Other operating expenses	46,564	47,485	(921)	92,359	94,089	(1,730)
Amortization expense	25,394	23,159	2,235	49,435	46,322	3,113
Change in fair value of contingent consideration	5,552	16,393	(10,841)	18,228	41,151	(22,923)
Depreciation expense	1,557	1,449	108	3,062	2,797	265
Total operating expenses	323,382	313,722	9,660	669,491	640,549	28,942

Operating income (loss)	16,458	(16,531)	32,989	50,716	(12,912)	63,628

Other income (expense):
Interest expense, net	(31,329)	(29,136)	(2,193)	(62,874)	(57,020)	(5,854)
Gain on divestitures	628	—	628	37,144	—	37,144
Loss on extinguishment and modification of debt	(14,679)	—	(14,679)	(14,679)	—	(14,679)
Other income (expense), net	(461)	2,669	(3,130)	77	1,158	(1,081)
Total other expense, net	(45,841)	(26,467)	(19,374)	(40,332)	(55,862)	15,530
Income (loss) before income taxes	$(29,383)	$(42,998)	$13,615	$10,384	$(68,774)	$79,158
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
Commissions and fees increased $41.6 million and $90.1 million for the quarter and year-to-date periods ended June 30, 2024 compared to the same periods of 2023, respectively, driven by organic growth in core commissions and fees of $57.8 million and $111.7 million, respectively, related to new and renewal business across Client industry sectors and continued outperformance from our MGA of the Future platform. This growth was offset in part by commissions and fees of $9.5 million and $12.0 million derived from our Wholesale Business for the quarter and year-to-date periods of 2023, respectively, for which there were no comparable revenues earned in 2024. In addition, profit-sharing and other revenue decreased $4.7 million and $7.5 million for the quarter and year-to-date periods, respectively, which is primarily a function of strong profit sharing revenue in the 2023 periods, driven by both historically strong underwriting performance in the 2023 periods and timing differences.

Investment Income
Investment income is earned by investing assets held in trust. Investment income increased $1.1 million and $2.4 million for the quarter and year-to-date periods ended June 30, 2024 compared to the same periods of 2023, respectively, due to improvements in our cash management strategy and growing yield on our invested cash.
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
Commissions, employee compensation and benefits expense increased $19.1 million, or 8%, for the quarter ended June 30, 2024 compared to the same period of 2023, primarily as a result of outside commissions, which increased $16.5 million, or 32%, due to growth in our UCTS and MIS Operating Groups. The quarter also included an increase of $2.3 million for Colleague earnout incentives, which relate to contingent earnout liabilities that were reclassified, at the Partner's option, to a bonus payable to Colleagues.
Commissions, employee compensation and benefits expense increased $50.2 million, or 11%, for the year-to-date period ended June 30, 2024 compared to the same period of 2023, primarily related to outside commissions, which increased $32.0 million, or 33%, due to growth in our UCTS and MIS Operating Groups. In addition, variable inside commissions increased $7.3 million and benefits and other expense increased $5.3 million. The year-to-date period also included an increase of $5.9 million for Colleague earnout incentives, which relate to contingent earnout liabilities that were reclassified, at the Partner's option, to a bonus payable to Colleagues.
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
Other operating expenses decreased $0.9 million and $1.7 million for the quarter and year-to-date periods ended June 30, 2024 compared to the same periods of 2023, respectively, due in part to certain cost saving measures we have implemented, including the renegotiation of vendor contracts, and post Partnership integration operational efficiencies gained. The decreases in other operating expenses for the quarter and year-to-date periods were driven by lower professional fees of $2.9 million and $4.0 million, respectively, and infrastructure-related costs of $0.8 million and $3.5 million, respectively, partially offset by higher payment processing fees for our MGA business of $0.7 million and $2.0 million, respectively, E&O claims and settlements expense of $0.5 million and $1.9 million, respectively, licenses and taxes of $0.4 million and $1.3 million, respectively, and travel and entertainment of $0.3 million and $0.4 million, respectively.

Amortization Expense
Amortization expense increased $2.2 million and $3.1 million for the quarter and year-to-date periods ended June 30, 2024 compared to the same periods of 2023, respectively, primarily due to the acceleration of trade names amortization in connection with our rebranding, offset in part by the write-off of intangible assets in connection with the sale of our Wholesale Business during the first quarter of 2024.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration was a $5.6 million loss for the quarter ended June 30, 2024 compared to a $16.4 million loss for the same period of 2023, and an $18.2 million loss for the year-to-date period ended June 30, 2024 compared to a $41.2 million loss for the same period of 2023. The fair value losses related to contingent consideration for the 2024 periods were impacted by positive changes in revenue growth trends of certain partners and accretion of the contingent earnout obligations approaching their respective measurement dates.
Interest Expense, Net
Interest expense, net, increased $2.2 million and $5.9 million for the quarter and year-to-date periods ended June 30, 2024 compared to the same periods of 2023, respectively, resulting from higher average borrowings, offset in part by a lower average interest rate for the quarterly period resulting from the May 2024 debt refinancing. We expect interest expense to remain relatively flat or increase slightly in the near-term.
Gain on Divestitures
Gain on divestitures for the year-to-date period ended June 30, 2024 was driven by a $35.1 million gain recorded in connection with the sale of our Wholesale Business during the first quarter of 2024.
Loss on Extinguishment and Modification of Debt
Loss on extinguishment and modification of debt of $14.7 million for each of the quarter and year-to-date periods ended June 30, 2024 relates to the May 2024 debt refinancing.
Other Income (Expense), Net
Other income (expense), net, decreased $3.1 million and $1.1 million for the quarter and year-to-date periods ended June 30, 2024 compared to the same periods of 2023, respectively, driven by gains recognized on interest rate caps during the 2023 periods in connection with an interest rate cap that expired in March 2024.
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

Adjusted EBITDA and Adjusted EBITDA Margin
The following table reconciles adjusted EBITDA and adjusted EBITDA margin to net income (loss), which we consider to be the most directly comparable GAAP financial measure:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except percentages)	2024	2023	2024	2023
Revenues	$339,840	$297,191	$720,207	$627,637

Net income (loss)	$(30,867)	$(43,663)	$8,233	$(69,517)
Adjustments to net income (loss):
Interest expense, net	31,329	29,136	62,874	57,020
Amortization expense	25,394	23,159	49,435	46,322
Gain on divestitures	(628)	—	(37,144)	—
Share-based compensation	14,721	18,758	28,815	32,039
Change in fair value of contingent consideration	5,552	16,393	18,228	41,151
Loss on extinguishment and modification of debt	14,679	—	14,679	—
Transaction-related Partnership and integration expenses	2,091	8,801	6,995	14,233
Colleague earnout incentives	2,796	—	6,379	—
Income and other taxes	1,717	665	3,218	743
Depreciation expense	1,557	1,449	3,062	2,797
Severance	1,187	2,331	2,876	2,498
(Gain) loss on interest rate caps	134	(1,736)	160	(329)
Other(1)	5,226	6,288	8,764	13,630
Adjusted EBITDA	$74,888	$61,581	$176,574	$140,587
Adjusted EBITDA margin	22%	21%	25%	22%
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
Organic Revenue and Organic Revenue Growth
The following table reconciles organic revenue and organic revenue growth to commissions and fees, which we consider to be the most directly comparable GAAP financial measure:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except percentages)	2024	2023	2024	2023
Commissions and fees	$337,103	$295,551	$715,199	$625,074
Partnership commissions and fees(1)	—	(12,840)	—	(43,711)
Organic revenue	$337,103	$282,711	$715,199	$581,363
Organic revenue growth(2)	$53,121	$50,440	$104,172	$106,244
Organic revenue growth %(2)	19%	22%	17%	22%
__________
(1)    Includes the first twelve months of such commissions and fees generated from newly acquired Partners.
(2)    Organic revenue for the three and six months ended June 30, 2023 used to calculate organic revenue growth for the three and six months ended June 30, 2024 was $284.0 million and $611.0 million, respectively, which is adjusted to exclude commissions and fees from divestitures.

Adjusted Net Income and Adjusted Diluted EPS
The following table reconciles adjusted net income to net income (loss) attributable to Baldwin and reconciles adjusted diluted EPS to diluted earnings (loss) per share, which we consider to be the most directly comparable GAAP financial measures:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Net income (loss) attributable to Baldwin	$(17,557)	$(23,897)	$4,021	$(38,029)
Net income (loss) attributable to noncontrolling interests	(13,310)	(19,766)	4,212	(31,488)
Amortization expense	25,394	23,159	49,435	46,322
Gain on divestitures	(628)	—	(37,144)	—
Share-based compensation	14,721	18,758	28,815	32,039
Change in fair value of contingent consideration	5,552	16,393	18,228	41,151
Loss on extinguishment and modification of debt	14,679	—	14,679	—
Transaction-related Partnership and integration expenses	2,091	8,801	6,995	14,233
Colleague earnout incentives	2,796	—	6,379	—
Depreciation	1,557	1,449	3,062	2,797
Amortization of deferred financing costs	1,445	1,094	2,997	2,333
Severance	1,187	2,331	2,876	2,498
Loss on interest rate caps, net of cash settlements	134	929	2,460	4,611
Income tax expense	1,484	—	2,151	—
Other(1)	5,226	6,288	8,764	13,630
Adjusted pre-tax income	44,771	35,539	117,930	90,097
Adjusted income taxes(2)	4,432	3,519	11,675	8,920
Adjusted net income	$40,339	$32,020	$106,255	$81,177

Weighted-average shares of Class A common stock outstanding - diluted	63,125	60,093	66,190	59,406
Dilutive weighted-average shares of Class A common stock	3,868	4,119	—	3,925
Exchange of Class B common stock(3)	51,227	53,159	51,610	53,624
Adjusted diluted weighted-average shares outstanding	118,220	117,371	117,800	116,955

Adjusted diluted EPS	$0.34	$0.27	$0.90	$0.69

Diluted earnings (loss) per share	$(0.28)	$(0.40)	$0.06	$(0.64)
Effect of exchange of Class B common stock and net income (loss) attributable to noncontrolling interests per share	0.02	0.03	0.01	0.05
Other adjustments to earnings (loss) per share	0.64	0.67	0.93	1.36
Adjusted income taxes per share	(0.04)	(0.03)	(0.10)	(0.08)
Adjusted diluted EPS	$0.34	$0.27	$0.90	$0.69
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

	For the Three Months Ended June 30,		Variance		For the Six Months Ended June 30,		Variance
(in thousands, except percentages)	2024	2023	Amount	%	2024	2023	Amount	%
Revenues:
Commissions and fees	$166,769	$156,555	$10,214	7%	$387,849	$355,468	$32,381	9%
Investment income	1,358	845	513	61%	2,623	1,224	1,399	114%
Total revenues	168,127	157,400	10,727	7%	390,472	356,692	33,780	9%

Operating expenses:
Commissions, employee compensation and benefits	121,355	107,877	13,478	12%	263,820	231,650	32,170	14%
Other operating expenses	19,306	19,124	182	1%	39,230	39,942	(712)	(2)%
Amortization expense	15,954	13,437	2,517	19%	29,652	26,891	2,761	10%
Change in fair value of contingent consideration	3,815	10,840	(7,025)	(65)%	13,904	28,213	(14,309)	(51)%
Depreciation expense	364	385	(21)	(5)%	731	767	(36)	(5)%
Total operating expenses	160,794	151,663	9,131	6%	347,337	327,463	19,874	6%

Operating income	7,333	5,737	1,596	28%	43,135	29,229	13,906	48%
Total other income	1,652	129	1,523	n/m	3,310	155	3,155	n/m
Income before income taxes	$8,985	$5,866	$3,119	53%	$46,445	$29,384	$17,061	58%
__________
n/m    not meaningful
Commissions and Fees
IAS generates commissions for placing insurance policies on behalf of its Insurance Company Partners. In addition, IAS generates profit-sharing income based on either the underlying book of business or performance, such as loss ratios. IAS also generates fees from consulting and service fee arrangements, which are in place with certain Clients for a negotiated fee.
IAS commissions and fees increased $10.2 million and $32.4 million for the quarter and year-to-date periods ended June 30, 2024 compared to the same periods of 2023, respectively. Growth in our core commissions and fees was driven by 24% and 20% sales velocity (new business as a percentage of prior year commissions and fees) for the quarter and year-to-date periods, respectively, and resultant new business across Client industry sectors, offset in part by rate and exposure headwinds concentrated in our real estate book of (4)% and (1)% for the quarter and year-to-date periods, respectively. The growth in our core commissions and fees was further partially offset by a reduction in profit-sharing revenue of $1.2 million and $0.9 million for the quarter and year-to-date periods, respectively.
Investment Income
IAS investment income increased $0.5 million and $1.4 million for the quarter and year-to-date periods ended June 30, 2024 compared to the same periods of 2023, respectively, due to improvements in our cash management strategy and growing yield on our invested cash.

Commissions, Employee Compensation and Benefits
Commissions, employee compensation and benefits expense for IAS increased $13.5 million and $32.2 million for the quarter and year-to-date periods ended June 30, 2024 compared to the same periods of 2023, respectively, primarily due to an increase in Colleague compensation of $6.1 million and $14.9 million, respectively, driven by continued investments in headcount to support the growth of existing and new products, coupled with an increase in Colleague compensation embedded in IAS that was previously recognized in Corporate and Other. The quarter and year-to-date periods also included increases related to variable inside commissions of $3.3 million and $9.6 million, respectively, and Colleague earnout incentives of $2.3 million and $5.9 million, respectively, which relate to contingent earnout liabilities that were reclassified, at the Partner's option, to a bonus payable to Colleagues.
Other Operating Expenses
Other operating expenses for IAS were relatively flat for each of the quarter and year-to-date periods ended June 30, 2024 compared to the same periods of 2023 due in part to certain cost saving measures we have implemented, including the renegotiation of vendor contracts, and post Partnership integration operational efficiencies gained, offset in part by higher costs incurred to support the growth in IAS.
Amortization Expense
Amortization expense for IAS increased $2.5 million and $2.8 million for the quarter and year-to-date periods ended June 30, 2024 compared to the same periods of 2023, respectively, due to the acceleration of trade names amortization in connection with rebranding within IAS.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration for IAS was a $3.8 million loss for the quarter ended June 30, 2024 compared to a $10.8 million loss for the same period of 2023, and a $13.9 million loss for the year-to-date period ended June 30, 2024 compared to a $28.2 million loss for the same period of 2023. The fair value losses related to contingent consideration for the 2024 periods were impacted by positive changes in revenue growth trends of certain Partners and accretion of the contingent earnout obligations approaching their respective measurement dates.
UNDERWRITING, CAPACITY & TECHNOLOGY SOLUTIONS OPERATING GROUP RESULTS
The Underwriting, Capacity & Technology Solutions Operating Group (“UCTS”) consists of two distinct businesses—our MGA of the Future platform and our newly launched reinsurance brokerage business, Juniper Re. Through our MGA of the Future platform, we manufacture proprietary, technology-enabled insurance products with a focus on sheltered channels where our products deliver speed, ease of use and certainty of execution, an example of which is our national embedded renters insurance product sold at point of lease via integrations with property management software providers. Our MGA of the Future product suite is now comprised of more than 20 products across personal, commercial and professional lines. UCTS’ Wholesale Business was sold in the first quarter of 2024 and its operations are included in our results through February 29, 2024.
Effective January 1, 2024, our FounderShield Partner moved from UCTS to IAS. Prior year results of operations for UCTS below have been recast to conform to the current organizational structure.

	For the Three Months Ended June 30,		Variance		For the Six Months Ended June 30,		Variance
(in thousands, except percentages)	2024	2023	Amount	%	2024	2023	Amount	%
Revenues:
Commissions and fees	$121,655	$101,651	$20,004	20%	$224,655	$188,044	$36,611	19%
Investment income	830	503	327	65%	1,727	600	1,127	188%
Total revenues	122,485	102,154	20,331	20%	226,382	188,644	37,738	20%

Operating expenses:
Commissions, employee compensation and benefits	88,232	74,782	13,450	18%	170,781	138,406	32,375	23%
Other operating expenses	11,272	10,176	1,096	11%	21,387	20,229	1,158	6%
Amortization expense	2,966	3,990	(1,024)	(26)%	6,880	7,966	(1,086)	(14)%
Change in fair value of contingent consideration	1,525	5,862	(4,337)	(74)%	4,323	12,143	(7,820)	(64)%
Depreciation expense	155	153	2	1%	312	301	11	4%
Total operating expenses	104,150	94,963	9,187	10%	203,683	179,045	24,638	14%

Operating income	18,335	7,191	11,144	155%	22,699	9,599	13,100	136%
Total other income (expense), net	(1,341)	819	(2,160)	n/m	34,076	819	33,257	n/m
Income before income taxes	$16,994	$8,010	$8,984	112%	$56,775	$10,418	$46,357	n/m
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
UCTS commissions and fees increased $20.0 million and $36.6 million for the quarter and year-to-date periods ended June 30, 2024 compared to the same periods of 2023, respectively. These increases are primarily attributable to higher core commissions and fees, driven by continued outperformance in our multi-family business (accounting for $9.6 million and $18.4 million of the quarter and year-to-date increases in core commissions and fees, respectively), momentum in our homeowners (accounting for $10.0 million and $18.6 million of the quarter and year-to-date increases in core commissions and fees, respectively) and commercial umbrella products (accounting for $4.5 million and $7.6 million of the of the quarter and year-to-date increases in core commissions and fees, respectively), and broad-based strength across our other product lines, including our reinsurance brokerage business. These increases were partially offset by reductions in profit-sharing revenue for each of the periods, which is primarily a function of strong profit sharing revenue in the 2023 periods, driven by both historically strong underwriting performance in the 2023 periods and timing differences.
Investment Income
UCTS investment income increased $0.3 million and $1.1 million for the quarter and year-to-date periods ended June 30, 2024 compared to the same periods of 2023, respectively, due to improvements in our cash management strategy and growing yield on our invested cash.

Commissions, Employee Compensation and Benefits
Commissions, employee compensation and benefits expense for UCTS includes both outside commissions paid to partners that distribute UCTS' MGA products and compensation paid to Colleagues and advisors. Commissions, employee compensation and benefits expense for UCTS increased $13.5 million and $32.4 million for the quarter and year-to-date periods ended June 30, 2024 compared to the same periods of 2023, respectively, primarily driven by outside commissions, which increased $13.1 million, or 25%, for the quarter, and $26.5 million, or 28%, for the year-to-date period, in line with the growth in UCTS’ core commissions and fees. The year-to-date period also included increases in benefits and other expense of $4.1 million and Colleague compensation of $3.0 million, driven by continued investments in headcount to support the growth of existing and new products, coupled with an increase in Colleague compensation embedded in UCTS that was previously recognized in Corporate and Other.
Other Operating Expenses
Other operating expenses for UCTS increased $1.1 million and $1.2 million for the quarter and year-to-date periods ended June 30, 2024 compared to the same periods of 2023, respectively. Significant drivers include generally higher costs to support the growth of the business (including an increase in payment processing fees), partially offset by expense reductions relating to certain cost saving measures we have implemented and a reduction in Partnership integration expenses.
Amortization Expense
Amortization expense for UCTS decreased $1.0 million and $1.1 million for the quarter and year-to-date periods ended June 30, 2024 compared to the same periods of 2023, respectively, primarily due to the write-off of intangible assets in connection with the sale of our Wholesale Business during the first quarter of 2024.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration for UCTS was a $1.5 million loss for the quarter ended June 30, 2024 compared to a $5.9 million loss for the same period of 2023, and a $4.3 million loss for the year-to-date period ended June 30, 2024 compared to a $12.1 million loss for the same period of 2023. The fair value losses related to contingent consideration for 2024 were impacted by positive changes in revenue growth trends of certain partners and accretion of the contingent earnout obligations approaching their respective measurement dates.
Total Other Income
Total other income for UCTS of $34.1 million for the year-to-date period ended June 30, 2024 was driven by a $35.1 million gain recorded in connection with the sale of our Wholesale Business during the first quarter of 2024.

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

	For the Three Months Ended June 30,		Variance		For the Six Months Ended June 30,		Variance
(in thousands, except percentages)	2024	2023	Amount	%	2024	2023	Amount	%
Revenues:
Commissions and fees	$67,064	$53,677	$13,387	25%	$138,764	$111,817	$26,947	24%

Operating expenses:
Commissions, employee compensation and benefits	44,668	36,494	8,174	22%	89,231	71,721	17,510	24%
Other operating expenses	8,570	7,304	1,266	17%	16,642	15,474	1,168	8%
Amortization expense	6,304	5,727	577	10%	12,577	11,459	1,118	10%
Change in fair value of contingent consideration	212	(309)	521	(169)%	1	795	(794)	(100)%
Depreciation expense	192	170	22	13%	338	268	70	26%
Total operating expenses	59,946	49,386	10,560	21%	118,789	99,717	19,072	19%

Operating income	7,118	4,291	2,827	66%	19,975	12,100	7,875	65%
Total other income (expense), net	2	15	(13)	(87)%	(2)	42	(44)	(105)%
Income before income taxes	$7,120	$4,306	$2,814	65%	$19,973	$12,142	$7,831	64%
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
MIS commissions and fees increased $13.4 million and $26.9 million for the quarter and year-to-date periods ended June 30, 2024 compared to the same periods of 2023, respectively. During the quarter and year-to-date periods, MIS core commissions and fees grew organically by $13.2 million and $25.2 million, respectively, driven by our Westwood Partner (accounting for $7.6 million and $12.6 million of the quarter and year-to-date increases in core commissions and fees, respectively), our legacy Mainstreet business (accounting for $4.4 million and $9.5 million of the quarter and year-to-date increases in core commissions and fees, respectively), and the national mortgage and real estate channel (accounting for $1.3 million and $3.1 million of the quarter and year-to-date increases in core commissions and fees, respectively). In addition, MIS profit-sharing and other revenue increased $1.9 million for the year-to-date period, primarily resulting from improvements in loss ratios and the number of policies sold.
Commissions, Employee Compensation and Benefits
Commissions, employee compensation and benefits expense for MIS increased $8.2 million and $17.5 million for the quarter and year-to-date periods ended June 30, 2024 compared to the same periods of 2023, respectively, primarily due to outside commissions, which increased $4.7 million, or 32%, for the quarter, and $9.7 million, or 33%, for the year-to-date period, relating to growth in our Westwood and legacy Mainstreet businesses. The quarter and year-to-date periods also included an increase in Colleague compensation of $2.8 million and $5.4 million, respectively, driven by continued investments in headcount to support the growth of existing and new products, coupled with an increase in Colleague compensation embedded in MIS that was previously recognized in Corporate and Other.

Other Operating Expenses
Other operating expenses for MIS increased $1.3 million and $1.2 million for the quarter and year-to-date periods ended June 30, 2024 compared to the same period of 2023, respectively, due to higher technology-related costs to support the growth of the business.
Amortization Expense
Amortization expense in MIS increased $0.6 million and $1.1 million for the quarter and year-to-date periods ended June 30, 2024 compared to the same periods of 2023, respectively, primarily driven by the amortization of intangible assets recorded in connection with our Westwood Partnership.
CORPORATE AND OTHER RESULTS

	For the Three Months Ended June 30,		Variance		For the Six Months Ended June 30,		Variance
(in thousands, except percentages)	2024	2023	Amount	%	2024	2023	Amount	%
Revenues:
Commissions and fees	$(18,385)	$(16,332)	$(2,053)	13%	$(36,069)	$(30,255)	$(5,814)	19%
Investment income	549	292	257	88%	658	739	(81)	(11)%
Total revenues	(17,836)	(16,040)	(1,796)	11%	(35,411)	(29,516)	(5,895)	20%

Operating expenses:
Commissions, employee compensation and benefits	(9,940)	6,083	(16,023)	n/m	(17,425)	14,413	(31,838)	n/m
Other operating expenses	7,416	10,881	(3,465)	(32)%	15,100	18,444	(3,344)	(18)%
Amortization expense	170	5	165	n/m	326	6	320	n/m
Depreciation expense	846	741	105	14%	1,681	1,461	220	15%
Total operating expenses	(1,508)	17,710	(19,218)	(109)%	(318)	34,324	(34,642)	(101)%

Operating loss	(16,328)	(33,750)	17,422	(52)%	(35,093)	(63,840)	28,747	(45)%

Other income (expense):
Interest expense, net	(31,318)	(29,166)	(2,152)	7%	(62,884)	(57,207)	(5,677)	10%
Loss on extinguishment and modification of debt	(14,679)	—	(14,679)	n/m	(14,679)	—	(14,679)	n/m
Other income (expense), net	(157)	1,736	(1,893)	(109)%	(153)	329	(482)	(147)%
Total other expense, net	(46,154)	(27,430)	(18,724)	68%	(77,716)	(56,878)	(20,838)	37%
Loss before income taxes	$(62,482)	$(61,180)	$(1,302)	2%	$(112,809)	$(120,718)	$7,909	(7)%
__________
n/m    not meaningful
Commissions and Fees
Corporate and Other records the elimination of intercompany commissions from the Operating Groups. During the quarter and year-to-date periods ended June 30, 2024, UCTS recorded commissions and fees shared within the same Operating Group of $3.8 million and $6.7 million, respectively; UCTS recorded commissions and fees passed through to other Operating Groups of $14.3 million and $28.4 million, respectively; and MIS recorded commissions and fees shared within the same Operating Group of $0.3 million and $1.0 million, respectively.
The year-over-year increases in intercompany commissions are related to the QBE Program Administrator Agreement. We expect revenue recognized from this agreement to continue to grow as we serve as the MGA on more intersegment revenue such as homeowners insurance sold through MIS.

Commissions, Employee Compensation and Benefits
Commissions, employee compensation and benefits expense in Corporate and Other decreased $16.0 million and $31.8 million for the quarter and year-to-date periods ended June 30, 2024 compared to the same periods of 2023, respectively, driven by a reduction in Colleague compensation of $12.6 million and $23.6 million, respectively, due in part to a decrease in corporate-related headcount, including the retirement of two of our executive officers at the end of 2023, coupled with a decrease in Colleague compensation previously recognized in Corporate and Other that is now embedded in the Operating Groups. In addition, intercompany commissions expense eliminations increased $2.1 million and $5.8 million for the quarter and year-to-date periods, respectively.
A significant portion of the intercompany commissions expense recorded to Corporate and Other is related to the QBE Program Administrator Agreement. We expect commissions expense related to this agreement to continue to grow as we serve as the MGA on more intersegment revenue such as homeowners insurance sold through MIS.
Other Operating Expenses
Other operating expenses in Corporate and Other decreased $3.5 million for the quarter ended June 30, 2024 compared to the same period of 2023 due to lower costs for professional fees of $2.9 million and travel and entertainment of $0.8 million.
Other operating expenses in Corporate and Other decreased $3.3 million for the year-to-date period ended June 30, 2024 compared to the same period of 2023 due to lower costs for professional fees of $2.5 million, travel and entertainment of $1.3 million and infrastructure-related costs of $0.8 million, which are due, in part, to certain cost saving measures we have implemented, including the renegotiation of vendor contracts, and operational efficiencies gained from Partnership integration projects by our Operating Groups during 2023. These decreases were offset in part by higher costs for licenses and taxes of $0.9 million and advertising and marketing of $0.4 million.
Interest Expense, Net
Interest expense, net, in Corporate and Other increased $2.2 million and $5.7 million for the quarter and year-to-date periods ended June 30, 2024 compared to the same periods of 2023, respectively, resulting from higher average borrowings, offset in part by a lower average interest rate for the quarterly period resulting from the May 2024 debt refinancing. We expect interest expense to remain relatively flat or increase slightly in the near-term.
Loss on Extinguishment and Modification of Debt
Loss on extinguishment and modification of debt in Corporate and Other of $14.7 million for each of the quarter and year-to-date periods ended June 30, 2024 relates to the May 2024 debt refinancing.
Other Income (Expense), Net
Other income (expense), net, in Corporate and Other decreased $1.9 million and $0.5 million for the quarter and year-to-date periods ended June 30, 2024 compared to the same periods of 2023, respectively, driven by gains recognized on interest rate caps during the 2023 periods in connection with an interest rate cap that expired in March 2024.
LIQUIDITY AND CAPITAL RESOURCES
Our primary liquidity needs for the foreseeable future will include cash to (i) provide capital to facilitate the organic growth of our business and to fund future Partnerships, (ii) pay operating expenses, including cash compensation to our Colleagues and expenses related to being a public company, (iii) make payments under the Tax Receivable Agreement, (iv) pay interest and principal due on borrowings under the 2024 Credit Facility and the Senior Secured Notes, (v) pay contingent earnout liabilities, (vi) pay income taxes, and (vii) fund potential investments in third party businesses that support the growth of our business, which may include Emerald Bay or sponsorship of, and a minority, non-controlling interest in, other investment funds, the purpose of which may include facilitating the establishment of additional and alternative capacity that supports the growth of our MGA of the Future business.
We have historically financed our operations and funded our debt service through the sale of our insurance products and services, and we have financed significant cash needs to fund growth through the acquisition of Partners through debt and equity financing.

On May 24, 2024, we repaid in full our then-outstanding debt with proceeds from an offering of $600 million in aggregate principal amount of 7.125% senior secured notes due May 15, 2031 (the “Senior Secured Notes”) and borrowings under a new $840 million senior secured first lien term loan facility maturing May 24, 2031 (the “2024 Term Loan”). In connection with the refinancing, we also established a new senior secured first lien revolving facility with commitments in an aggregate principal amount of $600 million maturing May 24, 2029 (the “2024 Revolving Facility” and, together with the 2024 Term Loan, the “2024 Credit Facility”). Proceeds from the issuance of the Senior Secured Notes and the 2024 Term Loan were also used to pay related fees, costs, expenses and accrued interest. Refer to Note 8 to our condensed consolidated financial statements included in Part I, Item 1. Financial Statements of this report for more information relating to the terms of the Senior Secured Notes and 2024 Credit Facility.
In the near term, we intend to fund our earnout obligations with cash and cash equivalents, including unused proceeds from the May 2024 refinancing transaction, cash flow from operations and available borrowings. From time to time, we will consider raising additional debt or equity financing if and as necessary to support our growth, including in connection with the exploration of Partnership opportunities or to refinance existing obligations on an opportunistic basis.
As of June 30, 2024, our cash and cash equivalents were $208.3 million, and we had $600.0 million of available borrowing capacity on the 2024 Revolving Facility. We believe that our cash and cash equivalents, cash flow from operations and available borrowings will be sufficient to fund our working capital and meet our commitments for the next twelve months and beyond.
Contractual Obligations and Commitments
The following table represents our contractual obligations and commitments, aggregated by type, at June 30, 2024:

		Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$104,881	$22,025	$39,578	$30,449	$12,829
Debt obligations payable(2)	2,220,682	122,503	243,790	240,903	1,613,486
Undiscounted estimated contingent earnout obligation(3)	222,828	215,297	7,531	—	—
USF Grant	4,200	848	1,720	1,632	—
Total	$2,552,591	$360,673	$292,619	$272,984	$1,626,315
__________
(1)    Represents noncancelable operating leases for our facilities. Operating lease expense was $10.8 million and $11.1 million for the six months ended June 30, 2024 and 2023, respectively.
(2)    Represents scheduled debt obligations and estimated interest payments for our Senior Secured Notes and 2024 Term Loan.
(3)    Represents the total expected future payments to be made to Partners at June 30, 2024.
Our contractual obligations and commitments are comprised of operating lease obligations, principal and interest payments on our borrowings under the Senior Secured Notes and the 2024 Term Loan, estimated payments of contingent earnout liabilities and our commitment to the University of South Florida (“USF”).
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
Our debt obligations at June 30, 2024 include borrowings outstanding under the Senior Secured Notes of $600 million and the 2024 Term Loan of $840 million. Estimated interest payments for outstanding borrowings on the Senior Secured Notes and 2024 Term Loan in the table above were calculated based on the applicable interest rate at June 30, 2024 of 7.125% and 8.59%, respectively, through their respective due dates of May 15, 2031 and May 24, 2031.

Substantially all of our Partnerships and certain acquisitions of select books of business that do not constitute a complete business enterprise include contractual earnout provisions. We record an estimation of the fair value of the contingent earnout obligations at the Partnership date as a component of the consideration paid. Our contingent earnout obligations are measured at fair value each reporting period based on the present value of the expected future payments to be made to Partners in accordance with the provisions outlined in the respective purchase agreements. The recorded obligations are based on estimates of the Partners’ future performance using financial projections for the earnout period. The aggregate estimated contingent earnout liabilities included on our condensed consolidated balance sheet at June 30, 2024 was $210.2 million, of which $9.3 million must be settled in cash and the remaining $200.9 million can be settled in cash or stock at our option. The undiscounted estimated contingent earnout obligation presented in the table above represents the total expected future payments to be made to the Partners. The undiscounted estimated contingent earnout obligation at June 30, 2024 was $222.8 million, of which $10.0 million must be settled in cash and the remaining $212.8 million can be settled in cash or stock at our option. The maximum estimated exposure to the contingent earnout liabilities was $459.5 million at June 30, 2024.
As of June 30, 2024, we have a remaining commitment to USF to donate $4.2 million through October 2028. The gift will provide support for the School of Risk Management and Insurance in the USF Muma College of Business. It is currently anticipated that Lowry Baldwin, our Chairman, will fund half of this commitment.
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
During the six months ended June 30, 2024, we redeemed 1,478,850 LLC Units of Baldwin Holdings on a one-for-one basis for shares of Class A common stock and cancelled the corresponding shares of Class B common stock. We receive an increase in our share of the tax basis in the net assets of Baldwin Holdings due to the interests being redeemed. We have assessed the realizability of the net deferred tax assets and in that analysis have considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. We have recorded a full valuation allowance against the deferred tax assets at Baldwin as of June 30, 2024, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances.
Sources and Uses of Cash
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated:

	For the Six Months Ended June 30,
(in thousands)	2024	2023	Variance
Net cash provided by operating activities	$83,600	$35,428	$48,172
Net cash provided by (used in) investing activities	35,602	(10,594)	46,196
Net cash provided by (used in) financing activities	14,011	(42,409)	56,420
Net increase (decrease) in cash and cash equivalents and restricted cash	133,213	(17,575)	150,788
Cash and cash equivalents and restricted cash at beginning of period	226,963	230,471	(3,508)
Cash and cash equivalents and restricted cash at end of period	$360,176	$212,896	$147,280

Operating Activities
The primary sources and uses of cash for operating activities are net income (loss) adjusted for non-cash items and changes in assets and liabilities, or operating working capital, and payment of contingent earnout consideration. Net cash provided by operating activities increased $48.2 million year over year, driven by an increase in cash related to the change in accounts payable, accrued expenses and other current liabilities, net of premiums, commissions and fees receivable of $42.8 million and the change in net income (loss) adjusted for non-cash items of $20.1 million, offset in part by a decrease in cash relating to higher contingent earnout consideration payments in excess of the liability recognized at the acquisition date of $14.2 million.
Investing Activities
The primary sources and uses of cash for investing activities relate to cash consideration paid to fund Partnerships and other investments to grow our business. Net cash provided by investing activities increased $46.2 million year over year driven by cash proceeds from divestitures, net of cash transferred of $56.4 million, relating primarily to the sale of our Wholesale Business during the first quarter of 2024, offset in part by a decrease in cash relating to higher capital expenditures of $10.1 million.
Financing Activities
The primary sources and uses of cash for financing activities relate to the issuance of our Class A common stock; debt servicing costs in connection with our long-term debt and revolving line of credit, as well as purchases, sales and settlements of interest rate caps to mitigate interest rate volatility on that debt; payment of contingent earnout consideration; and other equity transactions. Net cash provided by financing activities increased $56.4 million year over year driven by an increase in net proceeds from borrowings on our credit facilities of $122.3 million resulting from the May 2024 debt refinancing, inclusive of the deferred financing costs incurred, offset in part by a decrease in cash from additional payments of contingent earnout consideration up to the amount of purchase price accrual of $52.3 million and an increase in tax distributions to Baldwin Holdings members of $10.7 million.
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
There have been no material changes in our critical accounting policies during the six months ended June 30, 2024 as compared to those disclosed in the Critical Accounting Policies and Estimates section under Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K filed with the SEC on February 28, 2024.
RECENT ACCOUNTING PRONOUNCEMENTS
Please refer to Note 1 to our condensed consolidated financial statements included in Part I, Item 1. Financial Statements of this report for a discussion of recent accounting pronouncements that may impact us.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential loss arising from adverse changes in market rates and prices, such as premium amounts, interest rates and equity prices. We are exposed to market risk through our investments and borrowings under the 2024 Credit Facility. We use derivative instruments to mitigate our risk related to the effect of rising interest rates on our cash flows. However, we do not use derivative instruments for trading or speculative purposes.
Our invested assets are held primarily as cash and cash equivalents and restricted cash. To a lesser extent, we may also utilize certificates of deposit, U.S. treasury securities and professionally managed short duration fixed income funds. These investments are subject to market risk. The fair value of our invested assets at June 30, 2024 and December 31, 2023 approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.

At June 30, 2024, we had $840 million of borrowings outstanding under the 2024 Term Loan and no outstanding borrowings under our 2024 Revolving Facility. The 2024 Term Loan bears interest based on a variable rate of term SOFR, plus an applicable margin of 325 bps. An increase of 100 basis points on the term SOFR rate at June 30, 2024 would have increased our annual interest expense for the 2024 Credit Facility by $8.4 million.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2024 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Please refer to Note 13 to our condensed consolidated financial statements included in Part I, Item 1. Financial Statements of this report for a discussion of legal proceedings to which the Company is subject.
ITEM 1A. RISK FACTORS
See the risk factors outlined under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 28, 2024.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table provides information about our repurchase of shares of our Class A common stock during the three months ended June 30, 2024:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value that may yet be Purchased under the Plans or Programs
April 1, 2024 to April 30, 2024	155,247	$28.45	—	$—
May 1, 2024 to May 31, 2024	200	28.55	—	—
June 1, 2024 to June 30, 2024	—	—	—	—
Total	155,447	$28.45	—	$—
__________
(1)    We purchased 155,447 shares during the three months ended June 30, 2024, which were acquired from our employees to cover required tax withholding on the vesting of shares granted under our Omnibus Incentive Plan or Partnership Inducement Award Plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Insider Trading Arrangements and Policies
During the quarter ended June 30, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

3.3
Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.3 of the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2024).

3.4
Second Amended and Restated By-Laws of the Company (incorporated herein by reference to Exhibit 3.4 of the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2024).

4.1
Indenture, dated as of May 24, 2024, by and among The Baldwin Insurance Group Holdings, LLC, The Baldwin Insurance Group Holdings Finance, Inc., the guarantors named on the signature pages thereto and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent (incorporated herein by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2024).

4.2
Form of 7.125% Senior Secured Notes due 2031 (included in Exhibit 4.1) (incorporated herein by reference to Exhibit 4.2 of the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2024).

10.1
Second Amendment to the Third Amended and Restated Limited Liability Company Agreement of The Baldwin Insurance Group Holdings, LLC, effective as of May 2, 2024 (incorporated herein by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2024).

10.2
Amendment and Restatement Agreement, dated as of May 24, 2024, by and among The Baldwin Insurance Group Holdings, LLC, the guarantors party thereto, the several lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2024).

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

The Baldwin Insurance Group, Inc.

Date: August 6, 2024	By:	/s/ Trevor L. Baldwin
Trevor L. Baldwin
Chief Executive Officer

Date: August 6, 2024	By:	/s/ Bradford L. Hale
Bradford L. Hale
Chief Financial Officer