Form 10-Q
period 2024-09-30
Baldwin Insurance Group, Inc.
filed 2024-11-04
CIK 1781755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
As of October 29, 2024, there were 67,569,242 shares of Class A common stock outstanding and 50,013,563 shares of Class B common stock outstanding.

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

Commonly Used Defined Terms
The following terms have the following meanings throughout this Quarterly Report on Form 10-Q unless the context indicates or requires otherwise:

2019 Stockholders Agreement	Stockholders Agreement between Baldwin and the holders of LLC Units in Baldwin Holdings entered into on October 28, 2019
2024 Credit Agreement	Amended and Restated Credit Agreement, dated as of May 24, 2024, which is attached as Annex I to the Amendment and Restatement Agreement, dated May 24, 2024, between Baldwin Holdings, as borrower, JPMorgan Chase Bank, N.A., as the Administrative Agent, the Guarantors party thereto and the Lenders party thereto
2024 Credit Facility	The 2024 Revolving Facility and 2024 Term Loan established pursuant to the 2024 Credit Agreement
2024 Revolving Facility	Our revolving credit facility under the 2024 Credit Facility with commitments in an aggregate principal amount of $600 million, maturing May 24, 2029
2024 Term Loan	Our term loan facility under the 2024 Credit Facility with a principal amount of $840 million, maturing May 24, 2031
Amended LLC Agreement	Third Amended and Restated Limited Liability Company Agreement of Baldwin Holdings, as amended
API	Application programming interface
book of business	Insurance policies bound by us on behalf of our Clients
bps	Basis points
Baldwin Holdings	The Baldwin Insurance Group Holdings, LLC (formerly Baldwin Risk Partners, LLC), our operating company and a subsidiary of Baldwin
Baldwin	The Baldwin Insurance Group, Inc. (formerly BRP Group, Inc.), our parent company, together, unless the context otherwise requires, with its consolidated subsidiaries, including Baldwin Holdings and its consolidated subsidiaries and affiliates
Clients	Our insureds
Colleagues	Our employees
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	Accounting principles generally accepted in the United States of America
Insurance Company Partners	Insurance companies with which we have a contractual relationship
JPM Credit Agreement	Credit Agreement, dated as of October 14, 2020, between Baldwin Holdings, as borrower, JPMorgan Chase Bank, N.A., as the Administrative Agent, the Guarantors party thereto, the Lenders party thereto and the Issuing Lenders party thereto, as amended by Amendment No. 1 to Credit Agreement dated as of May 7, 2021, Amendment No. 2 to Credit Agreement dated as of June 2, 2021, Amendment No. 3 to Credit Agreement dated as of August 6, 2021, Amendment No. 4 to Credit Agreement dated as of December 16, 2021, Amendment No. 5 to Credit Agreement dated as of March 28, 2022, Amendment No. 6 to Credit Agreement dated as of June 27, 2023 and Amendment No. 7 to Credit Agreement dated as of September 15, 2023
LLC Units	Membership interests of Baldwin Holdings
MGA	Managing General Agent
MSI	Our MGA platform, also known as MGA of the Future
Operating Groups	Our reportable segments
Partners	Companies that we have acquired, or in the case of asset acquisitions, the producers
Partnerships	Strategic acquisitions made by the Company
Pre-IPO LLC Members	Trevor Baldwin, our Chief Executive Officer; Lowry Baldwin, our Chairman; BIGH, LLC, an entity controlled by Lowry Baldwin; Elizabeth Krystyn, one of our founders; Laura Sherman, one of our founders; Daniel Galbraith, President, The Baldwin Group and CEO, Retail Brokerage Operations; Brad Hale, our Chief Financial Officer; and The Villages Invesco, LLC, and certain other historical equity holders including equity holders in companies that we have acquired or producers
QBE	QBE Insurance Corporation and its affiliates

QBE Program Administrator Agreement
Agreement with an affiliate of QBE Holdings, Inc., the prior owner of Westwood, under which our MSI business provides program administrator services to QBE Insurance Corporation in connection with the portion of our builder-sourced homeowners book that is underwritten by affiliates of QBE Insurance Corporation

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE BALDWIN INSURANCE GROUP, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share and per share data)	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$181,759	$116,209
Restricted cash	162,957	104,824
Premiums, commissions and fees receivable, net	656,111	627,791
Prepaid expenses and other current assets	13,454	12,730
Assets held for sale	—	64,351
Total current assets	1,014,281	925,905
Property and equipment, net	21,263	22,713
Right-of-use assets	74,960	85,473
Other assets	47,356	38,134
Intangible assets, net	968,811	1,017,343
Goodwill	1,412,369	1,412,369
Total assets	$3,539,040	$3,501,937
Liabilities, Mezzanine Equity and Stockholders’ Equity
Current liabilities:
Premiums payable to insurance companies	$589,157	$555,569
Producer commissions payable	71,179	64,304
Accrued expenses and other current liabilities	164,302	152,954
Related party notes payable	5,635	1,525
Current portion of contingent earnout liabilities	201,281	215,157
Liabilities held for sale	—	43,931
Total current liabilities	1,031,554	1,033,440
Revolving line of credit	—	341,000
Long-term debt, less current portion	1,399,010	968,183
Contingent earnout liabilities, less current portion	2,509	61,310
Operating lease liabilities, less current portion	69,235	78,999
Other liabilities	123	123
Total liabilities	2,502,431	2,483,055
Commitments and contingencies (Note 13)
Mezzanine equity:
Redeemable noncontrolling interest	375	394
Stockholders’ equity:
Class A common stock, par value $0.01 per share, 300,000,000 shares authorized; 67,536,347 and 64,133,950 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	675	641
Class B common stock, par value $0.0001 per share, 100,000,000 shares authorized; 50,013,563 and 52,422,494 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	5	5
Additional paid-in capital	785,931	746,671
Accumulated deficit	(191,261)	(186,905)
Total stockholders’ equity attributable to Baldwin	595,350	560,412
Noncontrolling interest	440,884	458,076
Total stockholders’ equity	1,036,234	1,018,488
Total liabilities, mezzanine equity and stockholders’ equity	$3,539,040	$3,501,937
See accompanying Notes to Condensed Consolidated Financial Statements.

THE BALDWIN INSURANCE GROUP, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except share and per share data)	2024	2023	2024	2023
Revenues:
Commissions and fees	$335,210	$304,232	$1,050,409	$929,306
Investment income	3,728	2,038	8,736	4,601
Total revenues	338,938	306,270	1,059,145	933,907

Operating expenses:
Commissions, employee compensation and benefits	247,189	220,469	753,596	676,659
Other operating expenses	48,839	47,165	141,198	141,254
Amortization expense	26,899	23,183	76,334	69,505
Change in fair value of contingent consideration	(952)	13,914	17,276	55,065
Depreciation expense	1,557	1,453	4,619	4,250
Total operating expenses	323,532	306,184	993,023	946,733

Operating income (loss)	15,406	86	66,122	(12,826)

Other income (expense):
Interest expense, net	(31,329)	(30,580)	(94,203)	(87,600)
Gain on divestitures	1,809	—	38,953	—
Loss on extinguishment and modification of debt	(389)	—	(15,068)	—
Other income (expense), net	28	(1,351)	105	(193)
Total other expense, net	(29,881)	(31,931)	(70,213)	(87,793)

Loss before income taxes	(14,475)	(31,845)	(4,091)	(100,619)
Income tax expense	—	161	2,151	904
Net loss	(14,475)	(32,006)	(6,242)	(101,523)
Less: net loss attributable to noncontrolling interests	(6,098)	(14,377)	(1,886)	(45,865)
Net loss attributable to Baldwin	$(8,377)	$(17,629)	$(4,356)	$(55,658)

Comprehensive loss	$(14,475)	$(32,006)	$(6,242)	$(101,523)
Comprehensive loss attributable to noncontrolling interests	(6,098)	(14,377)	(1,886)	(45,865)
Comprehensive loss attributable to Baldwin	(8,377)	(17,629)	(4,356)	(55,658)

Basic and diluted loss per share	$(0.13)	$(0.29)	$(0.07)	$(0.93)
Basic and diluted weighted-average shares of Class A common stock outstanding	64,011,515	60,549,080	63,001,125	59,791,435

See accompanying Notes to Condensed Consolidated Financial Statements.

THE BALDWIN INSURANCE GROUP, INC.
Condensed Consolidated Statements of Stockholders’ Equity and Mezzanine Equity
(Unaudited)

For the Three Months Ended September 30, 2024
	Stockholders’ Equity								Mezzanine Equity
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total	Redeemable Non-controlling Interest
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at June 30, 2024	66,544,590	$665	50,943,644	$5	$773,109	$(182,884)	$452,364	$1,043,259	$286
Net income (loss)	—	—	—	—	—	(8,377)	(6,187)	(14,564)	89
Share-based compensation, net of forfeitures	61,676	1	—	—	4,323	—	3,215	7,539	—
Redemption of Class B common stock	930,081	9	(930,081)	—	8,499	—	(8,508)	—	—
Balance at September 30, 2024	67,536,347	$675	50,013,563	$5	$785,931	$(191,261)	$440,884	$1,036,234	$375

For the Nine Months Ended September 30, 2024
	Stockholders’ Equity								Mezzanine Equity
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total	Redeemable Non-controlling Interest
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2023	64,133,950	$641	52,422,494	$5	$746,671	$(186,905)	$458,076	$1,018,488	$394
Net income (loss)	—	—	—	—	—	(4,356)	(2,131)	(6,487)	245
Share-based compensation, net of forfeitures	993,466	10	—	—	19,878	—	15,421	35,309	—
Redemption of Class B common stock	2,408,931	24	(2,408,931)	—	19,382	—	(19,406)	—	—
Tax distributions to Baldwin Holdings LLC members	—	—	—	—	—	—	(11,076)	(11,076)	—
Distributions to variable interest entities	—	—	—	—	—	—	—	—	(264)
Balance at September 30, 2024	67,536,347	$675	50,013,563	$5	$785,931	$(191,261)	$440,884	$1,036,234	$375

See accompanying Notes to Condensed Consolidated Financial Statements.

THE BALDWIN INSURANCE GROUP, INC.
Condensed Consolidated Statements of Stockholders’ Equity and Mezzanine Equity (Continued)
(Unaudited)

For the Three Months Ended September 30, 2023
	Stockholders’ Equity								Mezzanine Equity
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total	Redeemable Non-controlling Interest
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at June 30, 2023	63,696,680	$637	53,024,504	$5	$732,673	$(134,793)	$498,245	$1,096,767	$495
Net income (loss)	—	—	—	—	—	(17,629)	(14,459)	(32,088)	82
Share-based compensation, net of forfeitures	(5,777)	—	—	—	4,898	—	4,017	8,915	—
Redemption of Class B common stock	538,410	5	(538,410)	—	4,982	—	(4,987)	—	—
Tax distributions to Baldwin Holdings LLC members	—	—	—	—	—	—	(47)	(47)	—
Distributions to variable interest entities	—	—	—	—	—	—	—	—	(244)
Balance at September 30, 2023	64,229,313	$642	52,486,094	$5	$742,553	$(152,422)	$482,769	$1,073,547	$333

For the Nine Months Ended September 30, 2023
	Stockholders’ Equity									Mezzanine Equity
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholder Notes Receivable	Non-controlling Interest	Total	Redeemable Non-controlling Interest
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2022	61,447,368	$614	54,504,918	$5	$704,291	$(96,764)	$(42)	$531,448	$1,139,552	$487
Net income (loss)	—	—	—	—	—	(55,658)	—	(46,096)	(101,754)	231
Share-based compensation, net of forfeitures	763,121	8	—	—	19,517	—	—	16,590	36,115	—
Redemption of Class B common stock	2,018,824	20	(2,018,824)	—	18,745	—	—	(18,765)	—	—
Tax distributions to Baldwin Holdings LLC members	—	—	—	—	—	—	—	(408)	(408)	—
Repayment of stockholder notes receivable	—	—	—	—	—	—	42	—	42	—
Distributions to variable interest entities	—	—	—	—	—	—	—	—	—	(385)
Balance at September 30, 2023	64,229,313	$642	52,486,094	$5	$742,553	$(152,422)	$—	$482,769	$1,073,547	$333

See accompanying Notes to Condensed Consolidated Financial Statements.

THE BALDWIN INSURANCE GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2024	2023
Cash flows from operating activities:
Net loss	$(6,242)	$(101,523)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	80,953	73,755
Change in fair value of contingent consideration	17,276	55,065
Share-based compensation expense	46,764	46,637
Payment of contingent earnout consideration in excess of purchase price accrual	(21,145)	(22,639)
Gain on divestitures	(38,953)	—
Amortization of deferred financing costs	4,419	3,577
Loss on extinguishment of debt	1,034	—
Loss on interest rate caps	244	489
Other loss	346	797
Changes in operating assets and liabilities:
Premiums, commissions and fees receivable, net	(27,777)	(63,367)
Prepaid expenses and other current assets	(7,980)	(6,294)
Right-of-use assets	12,562	7,671
Accounts payable, accrued expenses and other current liabilities	35,395	32,793
Operating lease liabilities	(11,188)	(4,162)
Net cash provided by operating activities	85,708	22,799
Cash flows from investing activities:
Proceeds from divestitures, net of cash transferred	56,977	—
Capital expenditures	(28,897)	(14,157)
Investments in and loans for business ventures	(3,703)	(673)
Proceeds from repayment of related party loans	1,500	—
Cash consideration paid for asset acquisitions	(268)	(2,118)
Net cash provided by (used in) investing activities	25,609	(16,948)
Cash flows from financing activities:
Payment of contingent earnout consideration up to amount of purchase price accrual	(64,698)	(26,808)
Proceeds from revolving line of credit	95,000	88,000
Payments on revolving line of credit	(436,000)	(269,000)
Proceeds from refinancing of long-term debt	1,440,000	170,000
Payments relating to extinguishment and modification of long-term debt	(996,177)	—
Payments on long-term debt	(4,661)	(6,815)
Payments of deferred financing costs	(17,988)	(4,447)
Proceeds from the settlement of interest rate caps	2,300	7,893
Tax distributions to Baldwin Holdings LLC members	(11,076)	(408)
Distributions to variable interest entities	(264)	(385)
Proceeds from repayment of stockholder notes receivable	—	42
Net cash provided by (used in) financing activities	6,436	(41,928)
Net increase (decrease) in cash and cash equivalents and restricted cash	117,753	(36,077)
Cash and cash equivalents and restricted cash at beginning of period	226,963	230,471
Cash and cash equivalents and restricted cash at end of period	$344,716	$194,394
See accompanying Notes to Condensed Consolidated Financial Statements.

THE BALDWIN INSURANCE GROUP, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2024	2023
Supplemental schedule of cash flow information:
Cash paid during the period for interest	$73,417	$77,455
Cash paid during the period for income taxes	2,717	1,208
Disclosure of non-cash investing and financing activities:
Conversion of contingent earnout liability to related party notes payable	$5,636	$—
Right-of-use assets obtained in exchange for operating lease liabilities	2,111	4,391
Capital expenditures incurred but not yet paid	1,821	699
Right-of-use assets increased (decreased) through lease modifications and reassessments	(99)	697
Contingent earnout liabilities recognized in asset acquisitions	—	723
Noncash debt issuance costs incurred	—	245
Decrease in goodwill resulting from measurement period adjustments for prior year business combinations	—	(211)

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
As of December 31, 2023, the Wholesale Business met the criteria to be classified as held for sale. The assets and liabilities were recorded as held for sale at their carrying value, which was determined to be lower than the fair value of the net assets less costs to sell and, as a result, no loss was recorded relating to the reclassification. The divestiture did not meet the criteria to be reported as discontinued operations and the Company continued to report the operating results for its Wholesale Business as continuing operations in the condensed consolidated statements of comprehensive loss through February 29, 2024.

On March 1, 2024, the Company closed on the sale of its Wholesale Business for proceeds of approximately $58.9 million, subject to certain customary purchase price adjustments. The Company derecognized assets of $61.8 million, which included $9.5 million of goodwill, and liabilities of $39.9 million. The Company recognized a pre-tax gain on the sale of $35.1 million (after post-closing adjustments), which is included as a component of gain on divestitures in the condensed consolidated statements of comprehensive loss for the nine months ended September 30, 2024.
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
Total revenues and expenses of the Company’s consolidated VIEs included in the condensed consolidated statements of comprehensive loss were $0.6 million and $0.2 million, respectively, for the three months ended September 30, 2024 and $0.4 million and $0.3 million, respectively, for the three months ended September 30, 2023. Total revenues and expenses of the Company’s consolidated VIEs included in the condensed consolidated statements of comprehensive loss were $1.8 million and $0.8 million, respectively, for the nine months ended September 30, 2024 and $1.4 million and $0.8 million, respectively, for the nine months ended September 30, 2023.
Total assets and liabilities of the Company's consolidated VIEs included on the condensed consolidated balance sheets were $1.5 million and $0.3 million, respectively, at September 30, 2024 and $0.8 million and $0.2 million, respectively, at December 31, 2023. The assets of the consolidated VIEs can only be used to settle the obligations of the consolidated VIEs and the creditors of the liabilities of the consolidated VIEs do not have recourse to the Company.
4. Revenue
The following table provides disaggregated revenues by major source:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Commission revenue(1)	$270,271	$237,103	$873,051	$737,815
Profit-sharing revenue(2)	26,785	25,959	69,757	75,877
Consulting and service fee revenue(3)	19,257	21,735	58,011	57,947
Policy fee and installment fee revenue(4)	16,002	17,071	43,252	49,907
Other income(5)	2,895	2,364	6,338	7,760
Investment income(6)	3,728	2,038	8,736	4,601
Total revenues	$338,938	$306,270	$1,059,145	$933,907
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
(3)    Service fee revenue is earned for providing insurance placement services to Clients for a negotiated fee and consulting revenue is earned by providing specialty insurance consulting and other advisory services.

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

(in thousands)	September 30, 2024	December 31, 2023
Contract assets	$349,286	$342,692
Contract liabilities	40,030	30,281
During the nine months ended September 30, 2024, the Company recognized revenue of $29.8 million related to the contract liabilities balance at December 31, 2023.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Balance at beginning of period	$29,434	$24,840	$26,205	$21,669
Costs capitalized	5,930	2,666	13,547	9,170
Amortization	(2,638)	(1,847)	(7,026)	(5,180)
Balance at end of period	$32,726	$25,659	$32,726	$25,659
7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

(in thousands)	September 30, 2024	December 31, 2023
Accrued compensation and benefits	$59,504	$53,728
Contract liabilities	40,030	30,281
Current portion of operating lease liabilities	17,659	16,704
Accrued interest	16,182	2,009
Accrued expenses	9,987	23,274
Current portion of long-term debt	8,400	10,243
Colleague earnout incentives(1)	7,581	8,020
Other	4,959	8,695
Accrued expenses and other current liabilities	$164,302	$152,954
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

In connection with the Senior Secured Notes and the 2024 Credit Facility, the Company incurred $32.0 million in debt issuance costs, of which $18.0 million were capitalized as deferred financing costs that will be amortized over the term of the related debt. A substantial portion of the deferred financing costs relate to the Senior Secured Notes and 2024 Term Loan and are recorded as an offset to long-term debt on the condensed consolidated balance sheets, while those associated with the 2024 Revolving Facility are included in other assets. The remaining costs of $14.0 million, consisting of third-party financing costs related to the portion of the Term Loan B refinancing that was accounted for as a modification of debt, were expensed during the nine months ended September 30, 2024. The Company recorded an additional loss of $1.0 million related to the partial extinguishment of the Term Loan B during the nine months ended September 30, 2024. All remaining previously unamortized deferred financing costs continue to be amortized over the term of the 2024 Term Loan and 2024 Revolving Facility, as appropriate. The aggregate loss on extinguishment and modification of debt of $15.1 million was reported separately in the condensed consolidated statements of comprehensive loss for the nine months ended September 30, 2024.
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
The issuers were in compliance with all such covenants at September 30, 2024.
The indenture also provides for customary events of default.
2024 Credit Facility
The 2024 Term Loan was issued at 99.75% of par and bears interest at a rate of term SOFR, plus an applicable margin of 325 bps, with a margin step-down to 300 bps at a first lien net leverage ratio of 4.00x or below. At September 30, 2024, the outstanding borrowings on the 2024 Term Loan of $837.9 million had an applicable interest rate of 8.10%.

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
The 2024 Term Loan requires quarterly principal payments of $2.1 million, with the balance payable in full on the maturity date thereof. Quarterly amortization payments may be reduced by any mandatory or voluntary prepayments including excess cash flow payments.
The interest rate for the 2024 Revolving Facility is term SOFR, plus a credit spread adjustment of 10 bps, plus an applicable margin of 200 bps to 300 bps based on a total first lien net leverage ratio. There were no outstanding borrowings on the 2024 Revolving Facility at September 30, 2024; however, the 2024 Revolving Facility is subject to a commitment fee of 0.40% on the unused capacity at September 30, 2024, which may be reduced to 0.35%, 0.30% or 0.25% if total net leverage ratio reduces to certain specified levels in the future. The Company will pay a letter of credit fee equal to the margin then in effect with respect to term SOFR loans under the 2024 Revolving Facility multiplied by the daily amount available to be drawn under any letter of credit, a fronting fee and any customary documentary and processing charges for any letter of credit issued under the 2024 Credit Agreement.
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

The 2024 Credit Agreement contains a financial maintenance covenant requiring Baldwin Holdings to maintain a total first lien net leverage ratio at or below 7.00 to 1.00 on a pro forma basis. The 2024 Credit Agreement also contains certain customary events of default with certain cure periods, as applicable. Baldwin Holdings was in compliance with all such covenants at September 30, 2024.
Interest Rate Caps
The Company uses interest rate caps to mitigate its exposure to interest rate risk on its debt by limiting the impact of interest rate changes on cash flows. The interest rate caps limit the variability of the applicable base rate to the amount of the cap. The interest rate caps, which are included as a component of other assets on the condensed consolidated balance sheets, are recorded at an aggregate fair value of less than $0.1 million and $2.6 million at September 30, 2024 and December 31, 2023, respectively. The Company recognized a loss on interest rate caps of $0.1 million and $0.2 million for the three and nine months ended September 30, 2024, respectively, and a loss on interest rate caps of $0.8 million and $0.5 million for the three and nine months ended September 30, 2023, respectively. The gain or loss on interest rate caps is included as a component of other income (expense), net in the condensed consolidated statements of comprehensive loss.
9. Related Party Transactions
Related Party Balances
The Company had $1.5 million due from related parties at December 31, 2023, which included amounts due from Partners for post-closing cash requirements in accordance with Partnership agreements. The receivable at December 31, 2023 also included $0.8 million for a loan made to Emerald Bay Risk Solutions, LLC (“Emerald Bay”), an entity formed for the benefit of the MGA business, and to which Baldwin Holdings, Lowry Baldwin, the Company's Chairman, and members of the Company's executive management team have made capital commitments. Due from related parties is included in prepaid expenses and other current assets on the condensed consolidated balance sheets.
Baldwin Holdings recorded an investment in Emerald Bay of $2.4 million during the nine months ended September 30, 2024. Investments are included in other assets on the condensed consolidated balance sheets.
Related party notes payable of $5.6 million and $1.5 million at September 30, 2024 and December 31, 2023, respectively, relate to the settlement of contingent earnout consideration for certain of the Company’s Partners.
Commission Revenue
The Company serves as a broker for Holding Company of the Villages, Inc. (“The Villages”), a significant shareholder, and certain affiliated entities. Commission revenue recorded from transactions with The Villages and affiliated entities was $0.1 million and $0.4 million for the three months ended September 30, 2024 and 2023, respectively, and $2.4 million and $2.0 million for the nine months ended September 30, 2024 and 2023, respectively.
The Company serves as a broker for certain entities in which a member of Baldwin’s board of directors has a material interest. Commission revenue recorded from transactions with these entities was $0.1 million and less than $0.1 million for the three months ended September 30, 2024 and 2023, respectively, and $0.1 million and $0.2 million for the nine months ended September 30, 2024 and 2023, respectively.
Commissions Expense
Two brothers of Lowry Baldwin, the Company’s Chairman, received producer commissions from the Company comprising approximately $0.1 million and $0.2 million during the three months ended September 30, 2024 and 2023, respectively, and $0.4 million and $0.5 million during the nine months ended September 30, 2024 and 2023, respectively.
Rent Expense
The Company has various agreements to lease office space from wholly-owned subsidiaries of The Villages. Total rent expense incurred with respect to The Villages and its wholly-owned subsidiaries was approximately $0.1 million for each of the three months ended September 30, 2024 and 2023 and $0.4 million and $0.3 million for the nine months ended September 30, 2024 and 2023, respectively. Total right-of-use assets and operating lease liabilities included on the Company's condensed consolidated balance sheets relating to these lease agreements were $1.1 million and $1.2 million, respectively, at September 30, 2024 and $1.4 million each at December 31, 2023.

The Company has various agreements to lease office space from other related parties. Total rent expense incurred with respect to other related parties was $0.9 million and $1.0 million for the three months ended September 30, 2024 and 2023, respectively, and $2.8 million and $2.9 million for the nine months ended September 30, 2024 and 2023, respectively. Total right-of-use assets and operating lease liabilities included on the Company’s condensed consolidated balance sheets relating to these lease agreements were $10.6 million and $11.1 million, respectively, at September 30, 2024 and $12.9 million and $13.4 million, respectively, at December 31, 2023.
10. Share-Based Compensation
The Company has an Omnibus Incentive Plan (the “Omnibus Plan”) and a Partnership Inducement Award Plan (the “Inducement Plan” and, collectively with the Omnibus Plan, the “Plans”) to motivate and reward Colleagues and certain other individuals to perform at the highest level and contribute significantly to the Company’s success, thereby furthering the best interests of Baldwin’s stockholders. The total number of shares of Class A common stock authorized for issuance under the Omnibus Plan and the Inducement Plan was 10,793,035 and 3,000,000, respectively, at September 30, 2024.
During the nine months ended September 30, 2024, the Company made awards of restricted stock awards (“RSAs”), performance-based restricted stock unit awards (“PSUs”), and fully vested shares under the Plans to its non-employee directors, officers, Colleagues and consultants. Fully-vested shares issued to directors, officers and Colleagues during the nine months ended September 30, 2024 were vested upon issuance and PSUs issued to officers vest in the quarter following the end of a performance period of three years, while RSAs issued to Colleagues, consultants and officers generally either cliff vest after three to four years or vest ratably over three to five years.
The following table summarizes the activity for awards granted by the Company under the Plans:

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Non-vested awards outstanding at December 31, 2023	3,521,590	$29.22
Granted	1,847,756	30.39
Vested and settled	(1,350,885)	27.20
Forfeited	(298,182)	29.75
Non-vested awards outstanding at September 30, 2024	3,720,279	30.49
The total fair value of shares that vested and settled under the Plans was $36.7 million and $29.6 million for the nine months ended September 30, 2024 and 2023, respectively.
Share-based compensation is recognized ratably over the vesting period of the respective awards and includes expense related to issuances under the Plans. Share-based compensation also includes the portion of annual bonuses that are payable in fully-vested shares of Class A common stock. The Company recognizes share-based compensation expense for the Plans net of actual forfeitures. The Company recorded share-based compensation expense of $17.9 million and $14.6 million for the three months ended September 30, 2024 and 2023, respectively, and $46.8 million and $46.6 million for the nine months ended September 30, 2024 and 2023, respectively. Share-based compensation expense is included in commissions, employee compensation and benefits expense in the condensed consolidated statements of comprehensive loss.

11. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) attributable to Baldwin by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings (loss) per share is computed giving effect to all potentially dilutive shares of common stock.
The following table sets forth the computation of basic and diluted loss per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Basic and diluted loss per share:
Net loss attributable to Baldwin	$(8,377)	$(17,629)	$(4,356)	$(55,658)
Shares used for basic and diluted loss per share:
Basic and diluted weighted-average shares of Class A common stock outstanding	64,012	60,549	63,001	59,791
Basic and diluted loss per share	$(0.13)	$(0.29)	$(0.07)	$(0.93)
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Unvested RSAs and PSUs	4,014,508	3,880,052	3,569,891	3,880,052
Shares of Class B common stock	50,490,324	52,486,094	51,234,449	52,486,094
The shares of Class B common stock do not share in the earnings or losses attributable to Baldwin, and therefore, are not participating securities. Accordingly, a separate presentation of basic and diluted loss per share of Class B common stock under the two-class method has not been included.
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

	Fair Value Hierarchy
	Level 1		Level 2		Level 3
(in thousands)	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Assets:
Money market funds	$21,962	$4,317	$—	$—	$—	$—
Interest rate caps	—	—	18	2,562	—	—
Total assets measured at fair value	$21,962	$4,317	$18	$2,562	$—	$—

Liabilities:
Contingent earnout liabilities	$—	$—	$—	$—	$203,790	$276,467
Total liabilities measured at fair value	$—	$—	$—	$—	$203,790	$276,467
Money Market Funds
The Company has investments in money market funds, which are included in cash and cash equivalents on the condensed consolidated balance sheets. Fair value inputs for these investments are considered Level 1 measurements within the fair value hierarchy since money market fund fair values are known and observable through daily published floating values.
Interest Rate Caps
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
Contingent Earnout Liabilities
Methodologies used for liabilities measured at fair value on a recurring basis within Level 3 of the fair value hierarchy are based on limited unobservable inputs. These methods may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.
The fair value of contingent earnout liabilities is based on sales projections for the acquired entities, which are reassessed each reporting period. Based on the Company’s ongoing assessment of the fair value of its contingent earnout liabilities, the Company recorded a net decrease in the estimated fair value of such liabilities of $1.0 million for the three months ended September 30, 2024 and a net increase in the estimated fair value of $17.3 million for the nine months ended September 30, 2024. The Company has assessed the maximum estimated exposure to the contingent earnout liabilities to be $329.2 million at September 30, 2024.
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

The fair value of the contingent earnout liabilities is based on Monte Carlo simulations that measure the present value of the expected future payments to be made to Partners in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, the Company estimates the Partner’s future performance using financial projections developed by management for the Partner and market participant assumptions that were derived for revenue growth, the number of rental units tracked or the insured value of sourced homeowners insurance. Revenue growth rates generally ranged from 8% to 25% at September 30, 2024 and from 10% to 35% at December 31, 2023. The Company estimates future payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. These payments are generally discounted to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of the Partner to achieve the targets. These discount rates generally ranged from 7.50% to 13.75% at December 31, 2023. However, due to the short-term nature of any remaining material contingent earnout liabilities at September 30, 2024, a discount rate has not been applied to the remaining balance. Changes in financial projections, market participant assumptions for revenue growth, or the risk-adjusted discount rate, would result in a change in the fair value of contingent consideration.
The following table sets forth a summary of the changes in the fair value of the Company’s contingent earnout liabilities, which are measured at fair value on a recurring basis utilizing Level 3 assumptions in their valuation:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Balance at beginning of period	$210,243	$294,312	$276,467	$266,936
Change in fair value of contingent consideration(1)	(952)	13,914	17,276	55,065
Fair value of contingent consideration issuances	—	723	—	723
Settlement of contingent consideration(2)	(5,501)	(35,672)	(89,953)	(49,447)
Balance at end of period	$203,790	$273,277	$203,790	$273,277
__________
(1)    The Company reclassified $4.3 million and $10.7 million of its contingent earnout liabilities through the issuance of Colleague earnout incentives during the three and nine months ended September 30, 2024, respectively, which results in a reduction to the change in fair value of contingent consideration and an increase to commissions, employee compensation and benefits expense in the condensed consolidated statements of comprehensive loss. Refer to Note 7 for additional information on Colleague earnout incentive balances.
(2)    The Company settled $5.6 million of its contingent earnout liabilities through the issuance of related party notes payable during the nine months ended September 30, 2024. The condensed consolidated statement of cash flows for the nine months ended September 30, 2024 includes $1.5 million of payments of contingent earnout consideration related to a similar non-cash settlement in a prior period.
Fair Value of Other Financial Instruments
The fair value of long-term debt and the revolving line of credit is based on an estimate using a discounted cash flow analysis and current borrowing rates for similar types of borrowing arrangements. The carrying amount and estimated fair value of long-term debt and the revolving line of credit were as follows:

	Fair Value Hierarchy	September 30, 2024		December 31, 2023
(in thousands)		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt(1)	Level 2	$1,437,900	$1,466,400	$998,737	$997,489
Revolving line of credit	Level 2	—	—	341,000	335,963
__________
(1)    The carrying amount of long-term debt reflects outstanding borrowings, which are presented net of unamortized debt issuance costs of $30.5 million and $20.3 million at September 30, 2024 and December 31, 2023, respectively, on the condensed consolidated balance sheets.
13. Commitments and Contingencies
Commitments
As of September 30, 2024, Baldwin Holdings has a remaining commitment to the University of South Florida (“USF”) to donate $4.2 million through October 2028. The gift will provide support for the School of Risk Management and Insurance in the USF Muma College of Business. It is currently anticipated that Lowry Baldwin, the Company’s Chairman, will fund half of the amounts to be donated by Baldwin Holdings.

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
During 2023, Ruby Wagner, a putative Class A stockholder of the Company, filed a class action lawsuit (the “Lawsuit”), on behalf of herself and other similarly situated stockholders in the Delaware Court of Chancery against the Company seeking declaratory judgment that certain provisions of the 2019 Stockholders Agreement between the Company and the Pre-IPO LLC Members are invalid and unenforceable as a matter of Delaware law. On May 28, 2024, the Court of Chancery issued an opinion (the “Chancery Court Opinion”) that certain provisions of the 2019 Stockholders Agreement granting approval rights related to amending the Company’s certificate of incorporation and making significant decisions relating to the Company’s senior management, are facially invalid, void, and unenforceable under Delaware law. An implementing order, presently in effect, was entered on June 20, 2024. The Chancery Court Opinion also held that a severability provision in the 2019 Stockholders Agreement allows the Pre-IPO LLC Members to demand a “suitable and equitable substitute” for the approval rights that were deemed invalid. A final order has not yet been entered in the Lawsuit and the time for taking an appeal has not yet run. Management is unable at this time to estimate the potential loss or range of loss from the ultimate disposition of this matter.
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
•The Underwriting, Capacity & Technology Solutions (“UCTS”) Operating Group consists of two distinct businesses—its MGA platform (“MSI”) and its newly launched reinsurance brokerage business, Juniper Re. Through MSI, the Company manufactures proprietary, technology-enabled insurance products that are then distributed (in many instances via technology and/or API integrations) internally via Risk Advisors across its other Operating Groups and externally via select distribution partners, with a focus on sheltered channels where its products deliver speed, ease of use and certainty of execution, an example of which is the national embedded renters insurance product sold at point of lease via integrations with property management software providers. UCTS’ Wholesale Business was sold in the first quarter of 2024 and its operations are included in UCTS’ results through February 29, 2024.
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
The Company changed its measure of Operating Group profitability during the nine months ended September 30, 2024. In previous years, compensation expense relating to the Company’s growth services Colleagues was primarily recognized in Corporate and Other. During 2024, the Company began allocating growth services Colleague compensation amongst the respective Operating Groups. This change in measurement resulted in an increase to commissions, employee compensation and benefits expense in each of the Operating Groups and a decrease in Corporate and Other.

	For the Three Months Ended September 30, 2024
(in thousands)	Insurance Advisory Solutions	Underwriting, Capacity & Technology Solutions	Mainstreet Insurance Solutions	Corporate and Other	Total
Revenues(1)	$159,338	$129,794	$70,658	$(20,852)	$338,938
Net income (loss)	9,199	13,695	12,399	(49,768)	(14,475)

	For the Three Months Ended September 30, 2023
(in thousands)	Insurance Advisory Solutions	Underwriting, Capacity & Technology Solutions	Mainstreet Insurance Solutions	Corporate and Other	Total
Revenues(2)	$148,804	$114,018	$62,297	$(18,849)	$306,270
Net income (loss)	3,540	11,421	10,763	(57,730)	(32,006)

	For the Nine Months Ended September 30, 2024
(in thousands)	Insurance Advisory Solutions	Underwriting, Capacity & Technology Solutions	Mainstreet Insurance Solutions	Corporate and Other	Total
Revenues(1)	$549,810	$356,176	$209,422	$(56,263)	$1,059,145
Net income (loss)	55,619	70,470	32,361	(164,692)	(6,242)

	For the Nine Months Ended September 30, 2023
(in thousands)	Insurance Advisory Solutions	Underwriting, Capacity & Technology Solutions	Mainstreet Insurance Solutions	Corporate and Other	Total
Revenues(2)	$505,496	$302,662	$174,114	$(48,365)	$933,907
Net income (loss)	32,798	21,839	22,775	(178,935)	(101,523)
__________
(1)    During the three and nine months ended September 30, 2024, the UCTS Operating Group recorded commissions revenue shared within the same Operating Group of $3.6 million and $10.3 million, respectively; the UCTS Operating Group recorded commissions revenue passed through to other Operating Groups of $17.9 million and $46.3 million, respectively; and the MIS Operating Group recorded commissions revenue shared within the same Operating Group of $0.2 million and $1.2 million, respectively. Commissions revenue shared within the same Operating Group and passed through to other Operating Groups is eliminated through Corporate and Other.

(2)    During the three and nine months ended September 30, 2023, the UCTS Operating Group recorded commissions revenue shared within the same Operating Group of $2.7 million and $8.0 million, respectively; the UCTS Operating Group recorded commissions revenue passed through to other Operating Groups of $15.9 million and $39.7 million, respectively; and the MIS Operating Group recorded commissions revenue shared within the same Operating Group of $0.3 million and $1.4 million, respectively. Commissions revenue shared within the same Operating Group and passed through to other Operating Groups is eliminated through Corporate and Other.

(in thousands)	Insurance Advisory Solutions	Underwriting, Capacity & Technology Solutions	Mainstreet Insurance Solutions	Corporate and Other	Total
Total assets at September 30, 2024	$2,274,647	$630,980	$515,045	$118,368	$3,539,040
Total assets at December 31, 2023	2,292,729	646,404	518,593	44,211	3,501,937

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
Baldwin is an independent insurance distribution firm providing indispensable expertise and insights that strive to give our Clients the confidence to pursue their purpose, passion and dreams. As a team of dedicated entrepreneurs and insurance professionals, we have come together to help protect the possible for our Clients. We do this by delivering bespoke Client solutions, services, and innovation through our comprehensive and tailored approach to risk management, insurance, and employee benefits. We support our Clients, Colleagues, Insurance Company Partners and communities through the deployment of vanguard resources and capital to drive our organic and inorganic growth. When we consistently execute for these key stakeholders, we believe that the outcome is an increase in value for our fifth stakeholder, our stockholders. We are innovating the industry by taking a holistic and tailored approach to risk management, insurance and employee benefits. Our growth plan includes continuing to recruit, train and develop industry leading talent, continuing to add geographic representation, insurance product expertise and end-client industry expertise via our Partnership strategy, and continuing to build out our MGA platform (“MSI”), which delivers proprietary, technology-enabled insurance solutions to our internal Risk Advisors as well as to a growing channel of external distribution partners. We are a destination employer supported by an award-winning culture, powered by exceptional people and fueled by industry-leading growth and innovation.
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
•Insurance Advisory Solutions (“IAS”) provides expertly-designed commercial risk management, employee benefits and private risk management solutions for businesses and high-net-worth individuals, as well as their families. Risk management solutions typically involve the sale of a wide variety of both commercial and personal lines insurance products that mitigate risks for firms and individuals. Employee benefits solutions can include health plans, dental plans, and retirement accounts for firms and their employees. We are privileged to have partnered with some of the highest quality independent insurance brokers across the country with vast and varied strategic capabilities and expertise. We have been intentional in recognizing and elevating this talent across the organization to build world class industry-focused practice groups and product Centers of Excellence that can be leveraged by the entire firm.
•Underwriting, Capacity & Technology Solutions (“UCTS”) consists of two distinct businesses—MSI and our newly launched reinsurance brokerage business, Juniper Re. Through MSI, we manufacture proprietary, technology-enabled insurance products that are then distributed (in many instances via technology and/or API integrations) internally via our Risk Advisors across our other Operating Groups and externally via select distribution partners, with a focus on sheltered channels where our products deliver speed, ease of use and certainty of execution, an example of which is the national embedded renters insurance product sold at point of lease via integrations with property management software providers. As a prominent growth driver for the Company, we have invested heavily in the expansion of our MGA product suite, which is now comprised of more than 20 products across commercial, personal and professional lines, including new product launches in 2023 (high-net-worth homeowners, flood and commercial property products). UCTS’ Wholesale Business was sold in the first quarter of 2024 and its operations are included in our results through the end of February 2024.

•Mainstreet Insurance Solutions (“MIS”) offers personal insurance, commercial insurance and life and health solutions to individuals and businesses in their communities, with a focus on accessing Clients via sheltered distribution channels, which include, but are not limited to, new home builders, realtors, mortgage originators/lenders, master planned communities, and various other community centers of influence. We have invested deeply in talent, technology and capabilities across MIS, including in Westwood's homeowners solutions that are embedded in many of the top home builders in the U.S., the national expansion of our distribution footprint through our National Mortgage and Real Estate Center, and enhanced digital capabilities focused on improving the Advisor and Client experience. Mainstreet Insurance Solutions also offers consultation for government assistance programs and solutions, including traditional Medicare, Medicare Advantage and Affordable Care Act, to seniors and eligible individuals through a network of primarily independent contractor agents.
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
RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements for the three and nine months ended September 30, 2024 and 2023 and the related notes and other financial information included elsewhere in this report.
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

The following is a discussion of our consolidated results of operations for the three and nine months ended September 30, 2024 and 2023.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2024	2023	Variance	2024	2023	Variance
Revenues:
Commissions and fees	$335,210	$304,232	$30,978	$1,050,409	$929,306	$121,103
Investment income	3,728	2,038	1,690	8,736	4,601	4,135
Total revenues	338,938	306,270	32,668	1,059,145	933,907	125,238

Operating expenses:
Commissions, employee compensation and benefits	247,189	220,469	26,720	753,596	676,659	76,937
Other operating expenses	48,839	47,165	1,674	141,198	141,254	(56)
Amortization expense	26,899	23,183	3,716	76,334	69,505	6,829
Change in fair value of contingent consideration	(952)	13,914	(14,866)	17,276	55,065	(37,789)
Depreciation expense	1,557	1,453	104	4,619	4,250	369
Total operating expenses	323,532	306,184	17,348	993,023	946,733	46,290

Operating income (loss)	15,406	86	15,320	66,122	(12,826)	78,948

Other income (expense):
Interest expense, net	(31,329)	(30,580)	(749)	(94,203)	(87,600)	(6,603)
Gain on divestitures	1,809	—	1,809	38,953	—	38,953
Loss on extinguishment and modification of debt	(389)	—	(389)	(15,068)	—	(15,068)
Other income (expense), net	28	(1,351)	1,379	105	(193)	298
Total other expense, net	(29,881)	(31,931)	2,050	(70,213)	(87,793)	17,580
Loss before income taxes	$(14,475)	$(31,845)	$17,370	$(4,091)	$(100,619)	$96,528
Commissions and Fees
We earn commissions and fees by facilitating the arrangement between Insurance Company Partners and Clients for the carrier to provide insurance to the insured party. Our commissions are usually a percentage of the premium paid by the insured and generally depend on the type of insurance, the particular Insurance Company Partner and the nature of the services provided. Under certain arrangements with Clients, we earn pre-negotiated service fees for insurance placement services. Additionally, we earn policy fees for acting in the capacity of an MGA and fulfilling certain administrative functions on behalf of Insurance Company Partners, including delivery of policy documents, processing payments and other administrative functions. We may also receive profit-sharing commissions, which represent forms of variable consideration paid by Insurance Company Partners associated with the placement of coverage. Profit-sharing commissions are generally based on underwriting results, but may also contain considerations for volume, growth or retention. Other revenue streams include other ancillary income, premium financing income, and marketing income based on negotiated cost reimbursement for fulling specific targeted Medicare marketing campaigns.
Commissions and fees increased $31.0 million, or 10%, for the quarter ended September 30, 2024 compared to the same period of 2023 driven by organic growth in core commissions and fees of $38.6 million related to new and renewal business across Client industry sectors and continued outperformance from MSI, offset in part by rate and exposure of (4.7)% in IAS. In addition, profit-sharing and other revenue increased $2.1 million for the quarter. This growth was offset in part by commissions and fees of $9.3 million derived from our Wholesale Business for the third quarter of 2023, for which there were no comparable revenues earned in 2024 since this business was sold in the first quarter of 2024.

Commissions and fees increased $121.1 million, or 13%, for the year-to-date period ended September 30, 2024 compared to the same period of 2023 driven by organic growth in core commissions and fees of $150.3 million related to new and renewal business across Client industry sectors and continued outperformance from MSI. This growth was offset in part by commissions and fees of $21.3 million derived from our Wholesale Business between March and September of 2023, for which there were no comparable revenues earned in 2024. In addition, profit-sharing and other revenue decreased $5.4 million for the year-to-date period, which is primarily a function of strong profit sharing revenue in the 2023 period, driven by both historically strong underwriting performance in the 2023 period and timing differences for UCTS, offset in part by improvements in loss ratios and the number of policies sold for MIS.
Investment Income
Investment income is earned by investing assets held in trust. Investment income increased $1.7 million and $4.1 million for the quarter and year-to-date periods ended September 30, 2024 compared to the same periods of 2023, respectively, due to improvements in our cash management strategy and growing yield on our invested cash.
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
Commissions, employee compensation and benefits expense increased $26.7 million, or 12%, for the quarter ended September 30, 2024 compared to the same period of 2023, primarily as a result of outside commissions, which increased $15.4 million, or 26%, due to growth in UCTS and MIS. In addition, Colleague compensation increased $5.4 million, driven by continued investments in headcount to support the growth of existing and new products, and Colleague earnout incentives increased $4.3 million as a result of contingent earnout liabilities that were reclassified, at the Partner's option, to a bonus payable to Colleagues.
Commissions, employee compensation and benefits expense increased $76.9 million, or 11%, for the year-to-date period ended September 30, 2024 compared to the same period of 2023, primarily related to outside commissions, which increased $47.4 million, or 30%, due to growth in UCTS and MIS. The year-to-date period also included an increase in Colleague earnout incentives of $10.3 million, which relate to contingent earnout liabilities that were reclassified, at the Partner's option, to a bonus payable to Colleagues. Other increases, driven by continued investments in headcount to support the growth of existing and new products, include benefits and other expense of $8.9 million, variable inside commissions of $5.2 million and Colleague compensation of $5.1 million.
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
Other operating expenses increased $1.7 million for the quarter ended September 30, 2024 compared to the same period of 2023. The increase in other operating expenses for the quarter was driven by higher legal claims and settlements expense of $1.1 million, travel and entertainment expense of $0.9 million to support our growth, and advertising and marketing of $0.9 million connected to our rebranding. These increased expenses were offset in part by lower professional fees and rent expense of $0.5 million each, due in part to certain cost saving measures we have implemented.

Other operating expenses were relatively flat for the year-to-date period ended September 30, 2024 compared to the same period of 2023. Several categories of other operating expenses experienced decreases for the year-to-date period due in part to certain cost saving measures we have implemented, including the renegotiation of vendor contracts, and post Partnership integration operational efficiencies gained, which included lower professional fees of $4.6 million, Partnership integration and infrastructure-related costs of $3.5 million, and rent expense of $0.8 million. These costs savings were partially offset by higher legal claims and settlements expense of $3.0 million, payment processing fees for our MGA business of $2.0 million, licenses and taxes of $1.5 million, travel and entertainment of $1.4 million to support the growth in IAS, and advertising and marketing of $0.9 million connected to our rebranding.
Amortization Expense
Amortization expense increased $3.7 million and $6.8 million for the quarter and year-to-date periods ended September 30, 2024 compared to the same periods of 2023, respectively, primarily due to the acceleration of trade names amortization in connection with rebranding within IAS and higher amortization of intangible assets recorded in connection with our Westwood Partnership, which are amortized based on a pattern of estimated economic benefit, offset in part by a reduction in amortization related to the write-off of intangible assets in connection with the sale of our Wholesale Business during the first quarter of 2024.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration was a $1.0 million gain for the quarter ended September 30, 2024 compared to a $13.9 million loss for the same period of 2023, and a $17.3 million loss for the year-to-date period ended September 30, 2024 compared to a $55.1 million loss for the same period of 2023. The fair value gain for the quarter ended September 30, 2024 was impacted by $4.3 million of Colleague earnout incentives, which were reclassified, at the Partner's option, from contingent earnout liabilities to a bonus payable to Colleagues, thereby resulting in a gain in the change in fair value of contingent consideration and an increase to commissions, employee compensation and benefits expense. The fair value loss related to contingent consideration for the year-to-date period ended September 30, 2024 was impacted by positive changes in revenue growth trends of certain partners and accretion of the contingent earnout obligations approaching their respective measurement dates, offset in part by a gain recognized in connection with the reclassification of $10.7 million to Colleague earnout incentives.
Interest Expense, Net
Interest expense, net, increased $0.7 million and $6.6 million for the quarter and year-to-date periods ended September 30, 2024 compared to the same periods of 2023, respectively, resulting from higher average borrowings, offset in part by lower average interest rates resulting from the May 2024 debt refinancing. We expect interest expense to remain relatively flat or increase slightly in the near-term on a year-over-year basis.
Gain on Divestitures
Gain on divestitures for the year-to-date period ended September 30, 2024 was driven by a $35.1 million gain recorded in connection with the sale of our Wholesale Business during the first quarter of 2024.
Loss on Extinguishment and Modification of Debt
Loss on extinguishment and modification of debt of $15.1 million for the year-to-date period ended September 30, 2024 relates to the May 2024 debt refinancing.
Other Income (Expense), Net
Other income (expense), net, increased $1.4 million and $0.3 million for the quarter and year-to-date periods ended September 30, 2024 compared to the same periods of 2023, respectively, driven by losses recognized on interest rate caps during the 2023 periods in connection with an interest rate cap that expired in March 2024.

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
Adjusted EBITDA and Adjusted EBITDA Margin
The following table reconciles adjusted EBITDA and adjusted EBITDA margin to net loss, which we consider to be the most directly comparable GAAP financial measure:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except percentages)	2024	2023	2024	2023
Revenues	$338,938	$306,270	$1,059,145	$933,907

Net loss	$(14,475)	$(32,006)	$(6,242)	$(101,523)
Adjustments to net loss:
Interest expense, net	31,329	30,580	94,203	87,600
Amortization expense	26,899	23,183	76,334	69,505
Share-based compensation	17,949	14,598	46,764	46,637
Gain on divestitures	(1,809)	—	(38,953)	—
Change in fair value of contingent consideration	(952)	13,914	17,276	55,065
Loss on extinguishment and modification of debt	389	—	15,068	—
Colleague earnout incentives	4,327	—	10,706	—
Transaction-related Partnership and integration expenses	2,047	3,774	9,042	18,007
Depreciation expense	1,557	1,453	4,619	4,250
Severance	678	875	3,554	3,373
Income and other taxes	82	161	3,300	904
Loss on interest rate caps	84	818	244	489
Other(1)	4,646	6,659	13,410	20,289
Adjusted EBITDA	$72,751	$64,009	$249,325	$204,596
Adjusted EBITDA margin	21%	21%	24%	22%
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

Organic Revenue and Organic Revenue Growth
The following table reconciles organic revenue and organic revenue growth to commissions and fees, which we consider to be the most directly comparable GAAP financial measure:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except percentages)	2024	2023	2024	2023
Commissions and fees	$335,210	$304,232	$1,050,409	$929,306
Partnership commissions and fees(1)	—	(985)	—	(44,696)
Organic revenue	$335,210	$303,247	$1,050,409	$884,610
Organic revenue growth(2)	$40,672	$47,523	$144,844	$150,471
Organic revenue growth %(2)	14%	19%	16%	20%
__________
(1)    Includes the first twelve months of such commissions and fees generated from newly acquired Partners.
(2)    Organic revenue for the three and nine months ended September 30, 2023 used to calculate organic revenue growth for the three and nine months ended September 30, 2024 was $294.5 million and $905.6 million, respectively, which is adjusted to exclude commissions and fees from divestitures that occurred during 2024.

Adjusted Net Income and Adjusted Diluted EPS
The following table reconciles adjusted net income to net loss attributable to Baldwin and reconciles adjusted diluted EPS to diluted loss per share, which we consider to be the most directly comparable GAAP financial measures:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Net loss attributable to Baldwin	$(8,377)	$(17,629)	$(4,356)	$(55,658)
Net loss attributable to noncontrolling interests	(6,098)	(14,377)	(1,886)	(45,865)
Amortization expense	26,899	23,183	76,334	69,505
Share-based compensation	17,949	14,598	46,764	46,637
Gain on divestitures	(1,809)	—	(38,953)	—
Change in fair value of contingent consideration	(952)	13,914	17,276	55,065
Loss on extinguishment and modification of debt	389	—	15,068	—
Colleague earnout incentives	4,327	—	10,706	—
Transaction-related Partnership and integration expenses	2,047	3,774	9,042	18,007
Depreciation	1,557	1,453	4,619	4,250
Amortization of deferred financing costs	1,422	1,244	4,419	3,577
Severance	678	875	3,554	3,373
Loss on interest rate caps, net of cash settlements	84	3,771	2,544	8,382
Income tax expense	—	—	2,151	—
Other(1)	4,646	6,659	13,410	20,289
Adjusted pre-tax income	42,762	37,465	160,692	127,562
Adjusted income taxes(2)	4,234	3,709	15,909	12,629
Adjusted net income	$38,528	$33,756	$144,783	$114,933

Weighted-average shares of Class A common stock outstanding - diluted	64,012	60,549	63,001	59,791
Dilutive weighted-average shares of Class A common stock	4,014	3,941	3,570	3,931
Exchange of Class B common stock(3)	50,490	52,862	51,234	53,367
Adjusted diluted weighted-average shares outstanding	118,516	117,352	117,805	117,089

Adjusted diluted EPS	$0.33	$0.29	$1.23	$0.98

Diluted loss per share	$(0.13)	$(0.29)	$(0.07)	$(0.93)
Effect of exchange of Class B common stock and net loss attributable to noncontrolling interests per share	0.01	0.02	0.02	0.06
Other adjustments to loss per share	0.49	0.59	1.42	1.96
Adjusted income taxes per share	(0.04)	(0.03)	(0.14)	(0.11)
Adjusted diluted EPS	$0.33	$0.29	$1.23	$0.98
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

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
(in thousands, except percentages)	2024	2023	Amount	%	2024	2023	Amount	%
Revenues:
Commissions and fees	$157,535	$147,523	$10,012	7%	$545,384	$502,991	$42,393	8%
Investment income	1,803	1,281	522	41%	4,426	2,505	1,921	77%
Total revenues	159,338	148,804	10,534	7%	549,810	505,496	44,314	9%

Operating expenses:
Commissions, employee compensation and benefits	119,266	103,639	15,627	15%	383,086	335,289	47,797	14%
Other operating expenses	20,098	19,867	231	1%	59,328	59,809	(481)	(1)%
Amortization expense	16,435	13,447	2,988	22%	46,087	40,338	5,749	14%
Change in fair value of contingent consideration	(4,195)	7,882	(12,077)	(153)%	9,709	36,095	(26,386)	(73)%
Depreciation expense	363	388	(25)	(6)%	1,094	1,155	(61)	(5)%
Total operating expenses	151,967	145,223	6,744	5%	499,304	472,686	26,618	6%

Operating income	7,371	3,581	3,790	106%	50,506	32,810	17,696	54%
Total other income (expense)	1,828	(167)	1,995	n/m	5,138	(12)	5,150	n/m
Income before income taxes	$9,199	$3,414	$5,785	169%	$55,644	$32,798	$22,846	70%
__________
n/m    not meaningful
Commissions and Fees
IAS generates (i) commissions for placing insurance policies on behalf of its Insurance Company Partners; (ii) profit-sharing income based on either the underlying book of business or performance, such as loss ratios; and (iii) fees from consulting and service fee arrangements, which are in place with certain Clients for a negotiated fee.
IAS commissions and fees increased $10.0 million for the quarter ended September 30, 2024 compared to the same period of 2023, due to higher core commissions and fees, which grew organically by 6%. Growth in our core commissions and fees was driven by 22% sales velocity (new business as a percentage of prior year commissions and fees) and resultant new business across Client industry sectors. Sales velocity for the quarter improved 400 bps over the same period of 2023 despite softness in our construction practice. New business growth was offset in part by rate and exposure of (4.7)% resulting from construction project work weakness and headwinds concentrated in our employee benefits practice. In addition, profit-sharing revenue increased $2.4 million for the quarter.
IAS commissions and fees increased $42.4 million for the year-to-date period ended September 30, 2024 compared to the same period of 2023, due to organic growth in core commissions and fees of 10%. Growth in our core commissions and fees was driven by 21% sales velocity, which improved 430 bps over the prior-year period, and resultant new business across Client industry sectors. New business growth was offset in part by rate and exposure headwinds of (1.0)% attributable largely to our real estate book, particularly catastrophe-exposed real estate, employee benefits practice, and construction project work weakness. In addition, profit-sharing revenue increased $1.5 million for the year-to-date period.

Investment Income
IAS investment income increased $0.5 million and $1.9 million for the quarter and year-to-date periods ended September 30, 2024 compared to the same periods of 2023, respectively, due to improvements in our cash management strategy and growing yield on our invested cash.
Commissions, Employee Compensation and Benefits
Commissions, employee compensation and benefits expense for IAS increased $15.6 million and $47.8 million for the quarter and year-to-date periods ended September 30, 2024 compared to the same periods of 2023, respectively, primarily due to an increase in Colleague compensation of $10.2 million and $25.1 million, respectively, driven by continued investments in headcount to support our growth, coupled with an increase in Colleague compensation allocated to IAS that was previously recognized in Corporate and Other. The quarter and year-to-date periods also included increases related to Colleague earnout incentives of $4.3 million and $10.3 million, respectively, for contingent earnout liabilities that were reclassified, at the Partner's option, to a bonus payable to Colleagues. In addition, variable inside commissions increased $8.0 million, or 7%, during the year-to-date period, in line with the growth in IAS’ core commissions and fees.
Other Operating Expenses
Other operating expenses for IAS were relatively flat for each of the quarter and year-to-date periods ended September 30, 2024 compared to the same periods of 2023. Other operating expenses for the year-to-date period included higher costs for legal claims and settlement expense of $1.9 million and travel and entertainment of $1.8 million to support the growth in IAS, which were offset in part by $1.8 million of cost savings from measures we have implemented, including the renegotiation of vendor contracts and post Partnership integration operational efficiencies gained, and a reduction in professional fees of $1.1 million.
Amortization Expense
IAS amortization expense increased $3.0 million and $5.7 million for the quarter and year-to-date periods ended September 30, 2024 compared to the same periods of 2023, respectively, due to the acceleration of trade names amortization in connection with rebranding within IAS.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration for IAS was a $4.2 million gain for the quarter ended September 30, 2024 compared to a $7.9 million loss for the same period of 2023, and a $9.7 million loss for the year-to-date period ended September 30, 2024 compared to a $36.1 million loss for the same period of 2023. The fair value gain for the quarter ended September 30, 2024 was impacted by Colleague earnout incentives of $4.3 million, which were reclassified, at the Partner's option, from contingent earnout liabilities to a bonus payable to Colleagues, thereby resulting in a gain in the change in fair value of contingent consideration and an increase to commissions, employee compensation and benefits expense. The fair value loss related to contingent consideration for the year-to-date period ended September 30, 2024 was impacted by positive changes in revenue growth trends of certain partners, offset in part by a gain recognized in connection with the reclassification of $10.7 million to Colleague earnout incentives.
UNDERWRITING, CAPACITY & TECHNOLOGY SOLUTIONS OPERATING GROUP RESULTS
UCTS consists of two distinct businesses—MSI and our newly launched reinsurance brokerage business, Juniper Re. Through MSI, we manufacture proprietary, technology-enabled insurance products with a focus on sheltered channels where our products deliver speed, ease of use and certainty of execution, an example of which is our national embedded renters insurance product sold at point of lease via integrations with property management software providers. Our MGA product suite is now comprised of more than 20 products across personal, commercial and professional lines. UCTS’ Wholesale Business was sold in the first quarter of 2024 and its operations are included in our results through February 29, 2024.
Effective January 1, 2024, our FounderShield Partner moved from UCTS to IAS. Prior year results of operations for UCTS below have been recast to conform to the current organizational structure.

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
(in thousands, except percentages)	2024	2023	Amount	%	2024	2023	Amount	%
Revenues:
Commissions and fees	$128,718	$113,313	$15,405	14%	$353,373	$301,357	$52,016	17%
Investment income	1,076	705	371	53%	2,803	1,305	1,498	115%
Total revenues	129,794	114,018	15,776	14%	356,176	302,662	53,514	18%

Operating expenses:
Commissions, employee compensation and benefits	98,037	82,593	15,444	19%	268,818	220,999	47,819	22%
Other operating expenses	11,086	10,308	778	8%	32,473	30,537	1,936	6%
Amortization expense	3,850	3,999	(149)	(4)%	10,730	11,965	(1,235)	(10)%
Change in fair value of contingent consideration	3,032	5,538	(2,506)	(45)%	7,355	17,681	(10,326)	(58)%
Depreciation expense	151	159	(8)	(5)%	463	460	3	1%
Total operating expenses	116,156	102,597	13,559	13%	319,839	281,642	38,197	14%

Operating income	13,638	11,421	2,217	19%	36,337	21,020	15,317	73%
Total other income, net	57	—	57	n/m	34,133	819	33,314	n/m
Income before income taxes	$13,695	$11,421	$2,274	20%	$70,470	$21,839	$48,631	n/m
__________
n/m    not meaningful
Commissions and Fees
UCTS generates (i) commissions for underwriting and placing insurance policies on behalf of its Insurance Company Partners; (ii) policy fee and installment fee revenue for acting in the capacity of an MGA and fulfilling certain administrative functions on behalf of Insurance Company Partners, including delivery of policy documents, processing payments and other administrative functions; (iii) profit-sharing income, generally based on the profitability of the underlying book of business of the policies it generates on behalf of its Insurance Company Partners; and (iv) fees from service fee arrangements, which are in place with certain customers for a negotiated fee.
UCTS commissions and fees increased $15.4 million and $52.0 million for the quarter and year-to-date periods ended September 30, 2024 compared to the same periods of 2023, respectively, due to higher core commissions and fees, which grew organically by 31% and 36% for the comparative periods, respectively. Growth in our core commissions and fees was driven by continued outperformance in our multi-family business (accounting for $10.9 million and $29.3 million of the quarter and year-to-date increases in core commissions and fees, respectively), momentum in our homeowners (accounting for $8.9 million and $27.5 million of the quarter and year-to-date increases in core commissions and fees, respectively) and commercial umbrella products (accounting for $2.2 million and $9.8 million of the of the quarter and year-to-date increases in core commissions and fees, respectively), and growing contribution from our reinsurance brokerage business and commercial property program. These increases were partially offset by reductions in profit-sharing revenue for each of the periods, which is primarily a function of strong profit sharing revenue in the 2023 periods, driven by both historically strong underwriting performance in the 2023 periods and timing differences. In addition, our Wholesale Business, which was sold in the first quarter of 2023, generated $9.3 million of commissions and fees during the third quarter of 2023 and $21.3 million of commissions and fees between March and September of 2023, for which there were no comparable revenues earned in 2024.
The initial term for the QBE Program Administrator Agreement expires in May of 2025, but has an extended term through May of 2027 during which MSI is required to assist QBE in arranging adequate reinsurance covering the business to be written between May 2025 and May 2027. The Company is currently working to assist QBE in arranging the reinsurance required to extend the QBE Program Administrator Agreement through May 2027.
Investment Income
UCTS investment income increased $0.4 million and $1.5 million for the quarter and year-to-date periods ended September 30, 2024 compared to the same periods of 2023, respectively, due to improvements in our cash management strategy and growing yield on our invested cash.

Commissions, Employee Compensation and Benefits
Commissions, employee compensation and benefits expense for UCTS includes both outside commissions paid to partners that distribute our MGA products and compensation paid to Colleagues. Commissions, employee compensation and benefits expense for UCTS increased $15.4 million and $47.8 million for the quarter and year-to-date periods ended September 30, 2024 compared to the same periods of 2023, respectively, primarily driven by outside commissions, which increased $13.9 million, or 23%, for the quarter, and $40.3 million, or 26%, for the year-to-date period, in line with the growth in UCTS’ core commissions and fees. The year-to-date period also included increases in benefits and other expense of $5.0 million and Colleague compensation of $4.8 million, driven by continued investments in headcount to support the growth of existing and new products, coupled with an increase in Colleague compensation allocated to UCTS that was previously recognized in Corporate and Other.
Other Operating Expenses
Other operating expenses for UCTS increased $0.8 million and $1.9 million for the quarter and year-to-date periods ended September 30, 2024 compared to the same periods of 2023, respectively. The increase in other operating expenses for the year-to-date period was driven by higher costs due to fulfilling certain administrative functions on behalf of Insurance Company Partners (including an increase in payment processing fees) of $2.9 million, generally higher costs to support the growth of the business and the launch of new products of $1.8 million, travel and entertainment of $0.8 million to support our growth, and legal claims and settlement expense of $0.7 million. These increases were offset in part by reductions in Partnership integration expenses of $2.9 million and professional fees of $1.3 million.
Amortization Expense
UCTS amortization expense decreased $0.1 million and $1.2 million for the quarter and year-to-date periods ended September 30, 2024 compared to the same periods of 2023, respectively, primarily due to the write-off of intangible assets in connection with the sale of our Wholesale Business during the first quarter of 2024.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration for UCTS was a $3.0 million loss for the quarter ended September 30, 2024 compared to a $5.5 million loss for the same period of 2023, and a $7.4 million loss for the year-to-date period ended September 30, 2024 compared to a $17.7 million loss for the same period of 2023. The fair value losses related to contingent consideration for 2024 were impacted by positive changes in revenue growth trends of certain partners and accretion of the contingent earnout obligations approaching their respective measurement dates.
Total Other Income
Total other income for UCTS of $34.1 million for the year-to-date period ended September 30, 2024 was driven by a $35.1 million gain recorded in connection with the sale of our Wholesale Business during the first quarter of 2024.

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

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
(in thousands, except percentages)	2024	2023	Amount	%	2024	2023	Amount	%
Revenues:
Commissions and fees	$70,658	$62,297	$8,361	13%	$209,422	$174,114	$35,308	20%

Operating expenses:
Commissions, employee compensation and benefits	42,372	37,536	4,836	13%	131,603	109,257	22,346	20%
Other operating expenses	9,123	7,769	1,354	17%	25,765	23,243	2,522	11%
Amortization expense	6,368	5,701	667	12%	18,945	17,160	1,785	10%
Change in fair value of contingent consideration	211	494	(283)	(57)%	212	1,289	(1,077)	(84)%
Depreciation expense	190	151	39	26%	528	419	109	26%
Total operating expenses	58,264	51,651	6,613	13%	177,053	151,368	25,685	17%

Operating income	12,394	10,646	1,748	16%	32,369	22,746	9,623	42%
Total other income (expense), net	4	(13)	17	(131)%	2	29	(27)	(93)%
Income before income taxes	$12,398	$10,633	$1,765	17%	$32,371	$22,775	$9,596	42%
Commissions and Fees
MIS generates (i) commissions for placing insurance policies on behalf of its Insurance Company Partners; (ii) profit-sharing income based on either the underlying book of business or performance, such as loss ratios; and (iii) commissions and fees in the form of marketing income, which is earned through co-branded marketing campaigns with our Insurance Company Partners.
MIS commissions and fees increased $8.4 million and $35.3 million for the quarter and year-to-date periods ended September 30, 2024 compared to the same periods of 2023, respectively, due to higher core commissions and fees, which grew organically by $6.2 million, or 11%, for the quarter, and $31.4 million, or 20%, for the year-to-date period. Key drivers of the organic growth in MIS core commissions and fees included our Westwood Partner (accounting for $3.2 million and $15.8 million of the quarter and year-to-date increases in core commissions and fees, respectively), our legacy Mainstreet business (accounting for $2.5 million and $12.0 million of the quarter and year-to-date increases in core commissions and fees, respectively), and the national mortgage and real estate channel (accounting for $0.5 million and $3.6 million of the quarter and year-to-date increases in core commissions and fees, respectively). In addition, MIS profit-sharing and other revenue increased $2.2 million and $4.1 million for the quarter and year-to-date periods, respectively, primarily resulting from improvements in loss ratios and the number of policies sold.
Commissions, Employee Compensation and Benefits
Commissions, employee compensation and benefits expense for MIS increased $4.8 million and $22.3 million for the quarter and year-to-date periods ended September 30, 2024 compared to the same periods of 2023, respectively, primarily due to outside commissions, which increased $3.2 million, or 20%, for the quarter, and $12.8 million, or 28%, for the year-to-date period, relating to growth in our Westwood and legacy Mainstreet businesses. The quarter and year-to-date periods also included higher Colleague compensation of $0.7 million and $6.1 million, respectively, driven by continued investments in headcount to support our growth, coupled with an increase in Colleague compensation allocated to MIS that was previously recognized in Corporate and Other.

Other Operating Expenses
Other operating expenses for MIS increased $1.4 million and $2.5 million for the quarter and year-to-date periods ended September 30, 2024 compared to the same periods of 2023, respectively. The increase in other operating expenses for the quarter and year-to-date periods was driven by higher technology-related costs to support the growth of the business of $0.3 million and $0.9 million, respectively, licenses and taxes of $0.2 million and $0.5 million, respectively, travel and entertainment of $0.2 million and $0.4 million, respectively, and advertising and marketing of $0.4 million and $0.1 million, respectively.
Amortization Expense
MIS amortization expense increased $0.7 million and $1.8 million for the quarter and year-to-date periods ended September 30, 2024 compared to the same periods of 2023, respectively, primarily driven by higher amortization of intangible assets recorded in connection with our Westwood Partnership, which are amortized based on a pattern of estimated economic benefit.
CORPORATE AND OTHER RESULTS

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
(in thousands, except percentages)	2024	2023	Amount	%	2024	2023	Amount	%
Revenues:
Commissions and fees	$(21,701)	$(18,901)	$(2,800)	15%	$(57,770)	$(49,156)	$(8,614)	18%
Investment income	849	52	797	n/m	1,507	791	716	91%
Total revenues	(20,852)	(18,849)	(2,003)	11%	(56,263)	(48,365)	(7,898)	16%

Operating expenses:
Commissions, employee compensation and benefits	(12,486)	(3,299)	(9,187)	n/m	(29,911)	11,114	(41,025)	n/m
Other operating expenses	8,532	9,221	(689)	(7)%	23,632	27,665	(4,033)	(15)%
Amortization expense	246	36	210	n/m	572	42	530	n/m
Depreciation expense	853	755	98	13%	2,534	2,216	318	14%
Total operating expenses	(2,855)	6,713	(9,568)	(143)%	(3,173)	41,037	(44,210)	(108)%

Operating loss	(17,997)	(25,562)	7,565	(30)%	(53,090)	(89,402)	36,312	(41)%

Other expense:
Interest expense, net	(31,346)	(30,574)	(772)	3%	(94,230)	(87,781)	(6,449)	7%
Loss on extinguishment and modification of debt	(389)	—	(389)	n/m	(15,068)	—	(15,068)	n/m
Other expense, net	(35)	(1,177)	1,142	(97)%	(188)	(848)	660	(78)%
Total other expense, net	(31,770)	(31,751)	(19)	—%	(109,486)	(88,629)	(20,857)	24%
Loss before income taxes	$(49,767)	$(57,313)	$7,546	(13)%	$(162,576)	$(178,031)	$15,455	(9)%
__________
n/m    not meaningful
Commissions and Fees
Corporate and Other records the elimination of intercompany commissions revenue from the Operating Groups. During the quarter and year-to-date periods ended September 30, 2024, UCTS recorded commissions revenue shared within the same Operating Group of $3.6 million and $10.3 million, respectively; UCTS recorded commissions revenue passed through to other Operating Groups of $17.9 million and $46.3 million, respectively; and MIS recorded commissions revenue shared within the same Operating Group of $0.2 million and $1.2 million, respectively.
A substantial portion of the intercompany commissions revenue recorded during the year-to-date period is related to the QBE Program Administrator Agreement. We expect intercompany commissions revenue to continue to grow as we serve as the MGA on more intersegment revenue such as homeowners insurance sold through MIS.

Commissions, Employee Compensation and Benefits
Commissions, employee compensation and benefits expense in Corporate and Other decreased $9.2 million and $41.0 million for the quarter and year-to-date periods ended September 30, 2024 compared to the same periods of 2023, respectively, driven by a reduction in Colleague compensation of $7.3 million and $30.9 million, respectively, due in part to a decrease in corporate-related headcount, including the retirement of two of our executive officers at the end of 2023, coupled with a decrease in Colleague compensation previously recognized in Corporate and Other that is now allocated to the Operating Groups. In addition, intercompany commissions expense eliminations increased $2.8 million and $8.6 million for the quarter and year-to-date periods, respectively.
A significant portion of the year-over-year increase in intercompany commissions expense eliminated through Corporate and Other is related to the QBE Program Administrator Agreement. We expect intercompany commissions expense to continue to grow as we serve as the MGA on more intersegment revenue such as homeowners insurance sold through MIS.
Other Operating Expenses
Other operating expenses in Corporate and Other decreased $0.7 million for the quarter ended September 30, 2024 compared to the same period of 2023 due, in part, to certain cost saving measures we have implemented, including the renegotiation of vendor contracts, and operational efficiencies gained from Partnership integration projects by our Operating Groups during 2023, offset in part by higher costs incurred in connection with our rebranding.
Other operating expenses in Corporate and Other decreased $4.0 million for the year-to-date period ended September 30, 2024 compared to the same period of 2023 due to reductions in professional fees of $2.2 million, travel and entertainment of $1.6 million, infrastructure-related costs of $1.2 million and rent expense of $0.7 million. These cost savings are due, in part, to certain cost saving measures we have implemented, including the renegotiation of vendor contracts, and operational efficiencies gained from Partnership integration projects by our Operating Groups. These decreases were offset in part by higher licenses and taxes expense of $1.0 million and higher advertising and marketing costs of $0.7 million connected to our rebranding.
Interest Expense, Net
Interest expense, net, in Corporate and Other increased $0.8 million and $6.4 million for the quarter and year-to-date periods ended September 30, 2024 compared to the same periods of 2023, respectively, resulting from higher average borrowings, offset in part by lower average interest rates resulting from the May 2024 debt refinancing. We expect interest expense to remain relatively flat or increase slightly in the near-term on a year-over-year basis.
Loss on Extinguishment and Modification of Debt
Loss on extinguishment and modification of debt in Corporate and Other of $15.1 million for the year-to-date period ended September 30, 2024 relates to the May 2024 debt refinancing.
Other Expense, Net
Other expense, net, in Corporate and Other decreased $1.1 million and $0.7 million for the quarter and year-to-date periods ended September 30, 2024 compared to the same periods of 2023, respectively, driven by losses recognized on interest rate caps during the 2023 periods in connection with an interest rate cap that expired in March 2024.
LIQUIDITY AND CAPITAL RESOURCES
Our primary liquidity needs for the foreseeable future will include cash to (i) provide capital to facilitate the organic growth of our business and to fund future Partnerships, (ii) pay operating expenses, including cash compensation to our Colleagues and expenses related to being a public company, (iii) make payments under the Tax Receivable Agreement, (iv) pay interest and principal due on borrowings under the 2024 Credit Facility and the Senior Secured Notes, (v) pay contingent earnout liabilities, (vi) pay income taxes, and (vii) fund potential investments in third party businesses that support the growth of our business, which may include Emerald Bay or sponsorship of, and a minority, non-controlling interest in, other investment funds, the purpose of which may include facilitating the establishment of additional and alternative capacity that supports the growth of our MSI business.
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
In the near term, we intend to fund our earnout obligations with cash and cash equivalents, including unused proceeds from the issuance of the Senior Secured Notes and the 2024 Term Loan, cash flow from operations and available borrowings under the 2024 Revolving Facility. From time to time, we will consider raising additional debt or equity financing if and as necessary to support our growth, including in connection with the exploration of Partnership opportunities or to refinance existing obligations on an opportunistic basis.
As of September 30, 2024, our cash and cash equivalents were $181.8 million and we had $600.0 million of available borrowing capacity on the 2024 Revolving Facility. We believe that our cash and cash equivalents, cash flow from operations and available borrowings will be sufficient to fund our working capital and meet our commitments for the next twelve months and beyond.
Contractual Obligations and Commitments
The following table represents our contractual obligations and commitments, aggregated by type, at September 30, 2024:

		Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$99,401	$21,801	$38,964	$28,792	$9,844
Debt obligations payable(2)	2,173,106	118,167	235,243	232,523	1,587,173
Undiscounted estimated contingent earnout obligation(3)	205,217	202,005	3,212	—	—
USF Grant	4,200	848	1,720	1,632	—
Total	$2,481,924	$342,821	$279,139	$262,947	$1,597,017
__________
(1)    Represents noncancelable operating leases for our facilities. Operating lease expense was $16.2 million and $16.8 million for the nine months ended September 30, 2024 and 2023, respectively.
(2)    Represents scheduled debt obligations and estimated interest payments for our Senior Secured Notes and 2024 Term Loan.
(3)    Represents the total expected future payments to be made to Partners at September 30, 2024.
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
Our debt obligations at September 30, 2024 include borrowings outstanding under the Senior Secured Notes of $600 million and the 2024 Term Loan of $837.9 million. Estimated interest payments for outstanding borrowings on the Senior Secured Notes and 2024 Term Loan in the table above were calculated based on the applicable interest rates at September 30, 2024 of 7.125% and 8.10%, respectively, through their respective due dates of May 15, 2031 and May 24, 2031.

Substantially all of our Partnerships and certain acquisitions of select books of business that do not constitute a complete business enterprise include contractual earnout provisions. We record an estimation of the fair value of the contingent earnout obligations at the Partnership date as a component of the consideration paid. Our contingent earnout obligations are measured at fair value each reporting period based on the present value of the expected future payments to be made to Partners in accordance with the provisions outlined in the respective purchase agreements. The recorded obligations are based on estimates of the Partners’ future performance using financial projections for the earnout period. The aggregate estimated contingent earnout liabilities included on our condensed consolidated balance sheet at September 30, 2024 was $203.8 million, of which $4.5 million must be settled in cash and the remaining $199.3 million can be settled in cash or stock at our option. The undiscounted estimated contingent earnout obligation presented in the table above represents the total expected future payments to be made to the Partners. The undiscounted estimated contingent earnout obligation at September 30, 2024 was $205.2 million, of which $5.0 million must be settled in cash and the remaining $200.2 million can be settled in cash or stock at our option. The maximum estimated exposure to the contingent earnout liabilities was $329.2 million at September 30, 2024.
As of September 30, 2024, we have a remaining commitment to USF to donate $4.2 million through October 2028. The gift will provide support for the School of Risk Management and Insurance in the USF Muma College of Business. It is currently anticipated that Lowry Baldwin, our Chairman, will fund half of this commitment.
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
During the nine months ended September 30, 2024, we redeemed 2,408,931 LLC Units of Baldwin Holdings on a one-for-one basis for shares of Class A common stock and cancelled the corresponding shares of Class B common stock. We receive an increase in our share of the tax basis in the net assets of Baldwin Holdings due to the interests being redeemed. We have assessed the realizability of the net deferred tax assets and in that analysis have considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. We have recorded a full valuation allowance against the deferred tax assets at Baldwin as of September 30, 2024, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances.
Sources and Uses of Cash
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated:

	For the Nine Months Ended September 30,
(in thousands)	2024	2023	Variance
Net cash provided by operating activities	$85,708	$22,799	$62,909
Net cash provided by (used in) investing activities	25,609	(16,948)	42,557
Net cash provided by (used in) financing activities	6,436	(41,928)	48,364
Net increase (decrease) in cash and cash equivalents and restricted cash	117,753	(36,077)	153,830
Cash and cash equivalents and restricted cash at beginning of period	226,963	230,471	(3,508)
Cash and cash equivalents and restricted cash at end of period	$344,716	$194,394	$150,322
Operating Activities
The primary sources and uses of cash for operating activities are net income (loss) adjusted for non-cash items and changes in assets and liabilities, or operating working capital, and payment of contingent earnout consideration. Net cash provided by operating activities increased $62.9 million year over year, driven by an increase in cash related to the change in premiums, commissions and fees receivable, net of accounts payable, accrued expenses and other current liabilities of $38.2 million relating to holding fiduciary cash on behalf of our insurance company partners, and better operating leverage year over year.

Investing Activities
The primary sources and uses of cash for investing activities relate to cash consideration paid to fund Partnerships and other investments to grow our business. Net cash provided by investing activities increased $42.6 million year over year driven by cash proceeds from divestitures, net of cash transferred of $57.0 million, relating primarily to the sale of our Wholesale Business during 2024, offset in part by a decrease in cash relating to higher capital expenditures of $14.7 million due to software development projects.
Financing Activities
The primary sources and uses of cash for financing activities relate to the issuance of our Class A common stock; debt servicing costs in connection with our long-term debt and revolving line of credit, as well as purchases, sales and settlements of interest rate caps to mitigate interest rate volatility on that debt; payment of contingent earnout consideration; and other equity transactions. Net cash provided by financing activities increased $48.4 million year over year driven by an increase in net proceeds from borrowings on our credit facilities of $102.4 million resulting from the May 2024 debt refinancing, inclusive of the deferred financing costs incurred, offset in part by a decrease in cash from additional payments of contingent earnout consideration classified as financing activity of $37.9 million, an increase in tax distributions to Baldwin Holdings members of $10.7 million relating to the sale of our Wholesale Business during 2024, and fewer cash settlements from interest rate caps of $5.6 million.
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
There have been no material changes in our critical accounting policies during the nine months ended September 30, 2024 as compared to those disclosed in the Critical Accounting Policies and Estimates section under Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Our invested assets are held primarily as cash and cash equivalents and restricted cash. To a lesser extent, we may also utilize certificates of deposit, U.S. treasury securities and professionally managed short duration fixed income funds. These investments are subject to market risk. The fair value of our invested assets at September 30, 2024 and December 31, 2023 approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.
At September 30, 2024, we had $837.9 million of borrowings outstanding under the 2024 Term Loan and no outstanding borrowings under our 2024 Revolving Facility. The 2024 Term Loan bears interest based on a variable rate of term SOFR, plus an applicable margin of 325 bps. An increase of 100 basis points on the term SOFR rate at September 30, 2024 would have increased our annual interest expense for the 2024 Credit Facility by $8.4 million.
Other than the entry into the 2024 Credit Facility and the expiration of our $300.0 million notional, 1.50% interest rate cap on March 10, 2024, there have been no material changes in market risk from the information presented in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2024 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None.
Issuer Repurchases of Equity Securities
The following table provides information about our repurchase of shares of our Class A common stock during the three months ended September 30, 2024:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value that may yet be Purchased under the Plans or Programs
July 1, 2024 to July 31, 2024	48,517	$37.37	—	$—
August 1, 2024 to August 31, 2024	28,690	41.63	—	—
September 1, 2024 to September 30, 2024	3,227	46.00	—	—
Total	80,434	$39.24	—	$—
__________
(1)    We purchased 80,434 shares during the three months ended September 30, 2024, which were acquired from our employees to cover required tax withholding on the vesting of shares granted under our Omnibus Incentive Plan or Partnership Inducement Award Plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Insider Trading Arrangements and Policies
During the quarter ended September 30, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
Adoption of Executive Severance Plan
On October 30, 2024, upon the recommendation of its Compensation Committee, the Board of Directors of the Company adopted and approved The Baldwin Insurance Group Holdings, LLC Executive Severance and Change in Control Benefit Program (the “Severance Plan”), effective November 1, 2024. The Severance Plan provides severance benefits to the Company’s executive officers and certain other eligible employees in the event of certain terminations of their employment and in connection with a Change in Control (as defined in the Severance Plan).

Retirement
Subject to the executive’s execution of a general release of liability in favor of the Company and compliance with the terms of a restrictive covenant agreement for five years following the retirement date, the Plan provides for retirement benefits to a retiring participant who either (i) is at least 50 years of age with more than 10 years of service to the Company, or (ii) has been continuously employed with the Company since its October 2019 initial public offering, including:
•payment of any earned but unpaid bonus under the Company’s annual incentive plan (“AIP”) for the completed prior year if the retirement date occurs prior to the scheduled date of the payment for such bonus;
•a portion of the retiring executive’s AIP payment for the year in which retirement occurs, determined in accordance with the applicable criteria under the AIP (assuming the “Target” threshold was achieved) and pro-rated for the time in the executive’s role for such year; and
•continued vesting of time-based and performance-based equity awards granted to the executive under the Company’s Omnibus Incentive Plan.
Qualifying Separation from Service With No Change in Control
The Severance Plan provides for the payment of severance and other benefits to each participating executive in the event of a termination of employment by the Company without Cause (as defined in the Severance Plan) or due to the executive’s voluntary resignation for Good Reason (as defined in the Severance Plan). The Severance Plan defines each event as a “Qualifying Separation from Service.” In the event of a Qualifying Separation from Service, subject to the executive’s execution of a general release of liability in favor of the Company and compliance with the terms of any restrictive covenant agreement for two years following the Qualifying Separation from Service, the Severance Plan provides for the following payments and benefits:
•a severance payment (paid over an 18-month period) calculated as base salary multiplied by one- and one-half in the case of the Chief Executive Officer, Chief Financial Officer, the President of The Baldwin Group and CEO of Retail Brokerage Operations, and the President of The Baldwin Group and CEO of Underwriting, Capacity & Technology Operations (collectively, the “Group 1 Executives”) or a severance payment (paid over a 12-month period) calculated as base salary multiplied by one in the case of the Chief Accounting Officer, General Counsel, Chief Colleague Officer, Chief Marketing Officer, and Chief Digital and Information Officer of the Company (collectively, the “Group 2 Executives”);
•payment of any earned but unpaid bonus under the Company’s AIP for the completed prior year if the Qualifying Separation from Service occurs prior to the scheduled date of the payment for such bonus;
•a portion of the executive’s AIP payment for the year in which the Qualifying Separation from Service occurs, determined in accordance with the applicable criteria (assuming the “Target” threshold was achieved) under the AIP and pro-rated for the time in the executive’s role for such year;
•continued vesting of time-based equity awards under the Company’s Omnibus Incentive Plan; and
•payment of the executive’s premiums under the Consolidated Budget Reconciliation Act of 1985, as amended from time to time (“COBRA”) for a period of up to 12 months following the Qualifying Separation from Service.
Changes in Control
The Severance Plan also provides for the payment of enhanced severance and other benefits to executives in the event of a Change in Control during the Protected Period (as defined in the Severance Plan). In the event of a Change in Control not involving a Qualifying Separation from Service within the period beginning 90 days before the Change in Control and ending on the date 12 months following the Change in Control (the “Change in Control Period”), the Severance Plan provides the following payments and benefits to the executives:
•continued participation in the applicable bonus program pursuant to the Company’s AIP or bonus provided by the executive’s employment agreement in the event the AIP or such employment agreement is assumed by the acquiror, or payment of a pro-rated bonus (assuming the “Target” threshold was achieved) based on the portion of the current year in which the executive was employed by the Company prior to the Change in Control in the event the AIP or employment agreement is not assumed by the acquiror; and

•continued vesting of time-based and performance-based equity awards under the Company’s Omnibus Incentive Plan in the event the Company’s Omnibus Incentive Plan is assumed by the acquiror or accelerated vesting of time-based and performance-based equity awards under the Company’s Omnibus Incentive Plan in the event the Company’s Omnibus Incentive Plan is not assumed by the acquiror (with such acceleration effective as of date of the Change in Control with any applicable performance-based vesting determined in good faith by the Compensation Committee upon such Change in Control, treating the effective date of such Change in Control as the last day of the applicable performance period).
In the event of a Qualifying Separation from Service during the Change in Control Period, and subject to the executive’s execution of a general release of liability in favor of the Company and compliance with the terms of any restrictive covenant agreement for two years following the Qualifying Separation from Service, the Severance Plan provides the following payments and benefits to the executives:
•a severance payment (paid over a 24-month period) calculated as base salary multiplied by two in the case of the Group 1 Executives or a severance payment (paid over a 12-month period) calculated as base salary multiplied by one in the case of the Group 2 Executives;
•payment of any earned but unpaid bonus under the Company’s AIP for the completed prior year if the Qualifying Separation from Service occurs prior to the scheduled date of the payment for such bonus;
•a portion of the executive’s AIP payment for the year in which the Qualifying Separation from Service occurs, determined in accordance with the applicable criteria under the AIP (assuming the “Target” threshold was achieved) and pro-rated for the time in the executive’s role for such year;
•accelerated vesting of time-based and performance-based equity awards under the Company’s Omnibus Incentive Plan (with such acceleration effective as of the date of the Qualifying Separation from Service with any applicable performance-based vesting determined in good faith by the Compensation Committee upon such Change in Control, treating the effective date of such Change in Control as the last day of the applicable performance period); and
•payment of the executive’s COBRA premiums for a period of up to twelve months following the Qualifying Separation from Service.
The above description is a summary of the terms of the Severance Plan and is subject to, and qualified in its entirety by, the terms of the Severance Plan, a copy of which is included in this report as Exhibit 10.1 and incorporated herein by reference.

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

3.5
First Amendment to the Second Amended and Restated By-laws of The Baldwin Insurance Group, Inc. (incorporated herein by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2024).

10.1*	The Baldwin Insurance Group Holdings, LLC Executive Severance and Change in Control Benefit Program, dated as of November 1, 2024
10.2*	Form of Acknowledgement of The Baldwin Insurance Group Holdings, LLC Executive Severance and Change in Control Benefit Program
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

The Baldwin Insurance Group, Inc.

Date: November 4, 2024	By:	/s/ Trevor L. Baldwin
Trevor L. Baldwin
Chief Executive Officer

Date: November 4, 2024	By:	/s/ Bradford L. Hale
Bradford L. Hale
Chief Financial Officer