Form 10-K
period 2024-12-31
Baldwin Insurance Group, Inc.
filed 2025-02-25
CIK 1781755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
As of June 30, 2024 (the last business day of the registrant’s second fiscal quarter), the registrant's aggregate market value of its voting and non-voting common equity held by non-affiliates was $2,236,347,924.
As of February 20, 2025, there were 68,152,042 shares of Class A common stock outstanding and 49,440,870 shares of Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates are incorporated by reference into Part III of this Form 10-K.

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

Commonly Used Defined Terms
The following terms have the following meanings throughout this Annual Report on Form 10-K unless the context indicates or requires otherwise:

2019 Stockholders Agreement	Stockholders Agreement between Baldwin and the applicable holders of LLC Units in Baldwin Holdings entered into on October 28, 2019
2024 Credit Agreement	Amended and Restated Credit Agreement, dated as of May 24, 2024, which is attached as Annex I to the Amendment and Restatement Agreement, dated May 24, 2024, between Baldwin Holdings, as borrower, JPMorgan Chase Bank, N.A., as the Administrative Agent, the Guarantors party thereto and the Lenders party thereto, as amended by Amendment No. 1 to Amended and Restated Credit Agreement, dated as of December 4, 2024, and Amendment No. 2 to Amended and Restated Credit Agreement, dated as of January 10, 2025
2024 Credit Facility	The 2024 Revolving Facility and 2024 Term Loan established pursuant to the 2024 Credit Agreement
2024 Revolving Facility	Our revolving credit facility under the 2024 Credit Facility with commitments in an aggregate principal amount of $600 million, maturing May 24, 2029
2024 Stockholders Agreement	Stockholders Agreement between Baldwin and the applicable holders of LLC Units in Baldwin Holdings entered into on October 30, 2024
2024 Term Loan	Our term loan facility under the 2024 Credit Facility with a principal amount of $840 million as of December 31, 2024, maturing May 24, 2031
Amended LLC Agreement	Third Amended and Restated Limited Liability Company Agreement of Baldwin Holdings, as amended
API	Application programming interface
book of business	Insurance policies bound by us on behalf of our clients
bps	Basis points
Baldwin Holdings	The Baldwin Insurance Group Holdings, LLC (formerly Baldwin Risk Partners, LLC), our operating company and a subsidiary of Baldwin
Baldwin	The Baldwin Insurance Group, Inc. (formerly BRP Group, Inc.), our parent company, together, unless the context otherwise requires, with its consolidated subsidiaries, including Baldwin Holdings and its consolidated subsidiaries and affiliates
clients	Our insureds
colleagues	Our employees
core commissions	Commissions and fees revenue excluding profit-sharing revenue and other income
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	Accounting principles generally accepted in the United States of America
insurance company partners	Insurance companies with which we have a contractual relationship
LLC Units	Membership interests of Baldwin Holdings
MGA	Managing General Agent
MSI	Our MGA platform
operating groups	Our reportable segments
partners	Companies that we have acquired, or in the case of asset acquisitions, the producers
partnerships	Strategic acquisitions made by the Company
Pre-IPO LLC Members	Trevor Baldwin, our Chief Executive Officer; Lowry Baldwin, our Chairman; BIGH, LLC, an entity controlled by Lowry Baldwin; Elizabeth Krystyn, one of our founders; Laura Sherman, one of our founders; Daniel Galbraith, President, The Baldwin Group and CEO, Retail Brokerage Operations; Brad Hale, our Chief Financial Officer; and The Villages Invesco, LLC, and certain other historical equity holders including equity holders in companies that we have acquired or producers

QBE	QBE Insurance Corporation and its affiliates
QBE Program Administrator Agreement
Agreement with an affiliate of QBE Holdings, Inc., the prior owner of Westwood, under which our MSI business provides program administrator services to QBE Insurance Corporation in connection with the portion of our builder-sourced homeowners book that is underwritten by affiliates of QBE Insurance Corporation

reinsurance company partners	Reinsurance companies with which we have a contractual relationship
risk advisors	Our producers
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Secured Notes	7.125% senior secured notes with an aggregate principal amount of $600 million due May 15, 2031
SOFR	Secured Overnight Financing Rate
Tax Receivable Agreement	Tax Receivable Agreement between Baldwin and certain holders of LLC Units in Baldwin Holdings entered into on October 28, 2019
Westwood	Westwood Insurance Agency, a 2022 partner
Wholesale Business	Our specialty wholesale broker business, which was sold on March 1, 2024

PART I
ITEM 1. BUSINESS
The Company
The Baldwin Insurance Group, Inc. is a holding company and sole managing member of The Baldwin Insurance Group Holdings, LLC (formerly Baldwin Risk Partners, LLC) (“Baldwin Holdings”) and its sole material asset is its ownership interest in Baldwin Holdings, through which all of our business is conducted. In this Annual Report on Form 10-K, unless the context otherwise requires, the words “Baldwin,” the “Company,” “we,” “us” and “our” refer to The Baldwin Insurance Group, Inc., together with its consolidated subsidiaries, including Baldwin Holdings and its consolidated subsidiaries and affiliates.
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
We represent over three million clients across the United States and internationally. Our 4,000 plus colleagues include over 700 risk advisors, who are fiercely independent, relentlessly competitive and “insurance geeks.” We have approximately 110 offices in 24 states, all of which are equipped to provide diversified products and services to empower our clients at every stage through our three operating groups.
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
Commercial Property and Casualty Industry
Commercial property and casualty brokers provide businesses with access to property, professional liability, workers’ compensation, management liability, commercial auto insurance products as well as risk-management services. In addition to negotiating competitive policy terms on behalf of clients, insurance brokers also serve as a distribution channel for insurers and often perform much of the administrative functions. Insurance brokers generate revenues through commissions, calculated as a percentage of total insurance premium, and through fees for management and consulting services. We have relationships with leading commercial writers, as well as regional insurers who have a presence in our target markets. We conduct commercial property and casualty business within all of our operating groups, which includes manufacturing our own proprietary products and captive solutions within our Underwriting, Capacity & Technology Solutions operating group. Current MGA products include commercial umbrella, commercial property, general liability and management liability, with several additional commercial lines products in our existing product pipeline.
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
Personal Lines Industry
Personal lines brokers provide individual consumers with access to home, auto, umbrella and recreational insurance products. Similar to commercial lines agents, personal lines insurance agents generate revenues through commissions and fees for management and consulting services. In addition to negotiating competitive policy terms on behalf of clients, insurance brokers also serve as a distribution channel for insurers and often perform much of the administrative functions. We conduct personal lines business within all of our operating groups. We believe that embedded distribution will play a meaningful role in the future of personal lines—to that end, we have made deep investments in technology to enable our long-term vision of creating a one-stop, digital distribution platform for advisors, consumers and businesses alike. We believe our retail agency model, embedded technology, national distribution capabilities and ability to build proprietary products in our MSI platform uniquely position us to execute on this strategy.
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
Business Strategy
We believe our business strategy is centered around using the results of outstanding service to clients to reinvest the vast majority of retained earnings into future growth, which we believe over time produces better and more sustainable results for all of our stakeholders, including our clients, colleagues, insurance company partners, the communities in which we work and live, and our stockholders. For our clients, our growth affords us the ability to provide better advice and an expanded and more cost-effective suite of insurance solutions. For our colleagues, our growth provides expanded career and development opportunities. For our insurance company partners, our growth facilitates expanded access to a more diversified universe of clients and more distributed pools of risk. For our communities, our growth facilitates enhanced economic contribution, and the ability of our colleagues to make charitable impacts. And for our stockholders, we believe that revenue growth, along with margin accretion over time, will generate significant adjusted free cash flow and growth in firm value.
We have taken, and will continue to take, a two-pronged approach to growing our business, which includes investing meaningfully into our existing businesses to drive organic growth, and to drive inorganic growth via our partnership strategy.
Over time, our organic growth will be driven primarily by our ability to continue to win new business, our ability to offer and advise on a broader array of insurance solutions in an increasingly larger geographic footprint, and to capture an increasingly larger portion of the economics associated with the sale of insurance. To achieve this, we have invested heavily in our sales leadership infrastructure and recruitment of sales talent, technology talent and solutions to better deliver insurance insights and solutions to our risk advisors and clients. In our MSI platform, we continue to deliver proprietary and technology-enabled insurance solutions that provide our risk advisors and select external distribution partners speed, ease of use, and certainty of execution, while also delivering Baldwin an enhanced share of the economics associated with the underlying insurance transaction. Factors contributing to our organic growth include net new business growth, fees, rate increases, retention, exposure unit growth, and contingent commissions. Contributions to organic revenue growth from recent partnerships begins after we have owned the partner firm for 12 months.
We did not execute any partnerships during 2024 and we continue to anticipate relatively little partnership activity in 2025. Though partnerships have contributed meaningful inorganic growth to Baldwin and we expect them to contribute to our long-term growth strategy, we anticipate they will be episodic in nature going forward. Adding new colleagues through partnerships can significantly bolster our geographic footprint, product expertise, and end-client industry expertise, while adding incremental industry-leading talent to our organization. We are uniquely focused on the industry’s best and fastest growing independent firms, and we believe we offer a truly differentiated value proposition to prospective partners relative to our more mature and/or private equity-backed peers, which includes retained business decision-making autonomy, leadership opportunities for new partners and an environment focused on entrepreneurialism and the continued growth of our partners’ businesses. We believe our success attracting high quality partners has validated our differentiated value proposition—we have consummated partnerships with 35 firms since the beginning of 2020, for a total of $538.7 million of Acquired Revenue, which includes eight “Top 100” firms since 2020, more than any other peer in our industry. We also have a highly systematic and regimented integration process for all new partners, which balances ensuring proper operational, financial and accounting, and technology and cybersecurity controls with business decision-making autonomy and impact on new colleagues.
We continue to make the investments designed to better service our clients and establish a competitive advantage in the industry. Ongoing investments to date focused on, but are not limited to, the continued buildout of our MSI platform, the continued buildout of our tech-enabled homeowners efforts (both in MSI and in our Mainstreet Insurance Solutions business), enterprise-wide technology initiatives, the exploration of potential alternative capacity solutions, and the continued hiring of risk advisors and sales leadership infrastructure in our Insurance Advisory Solutions and Mainstreet Insurance Solutions operating groups.

Operating Groups
Effective January 1, 2024, the Company’s FounderShield Partner moved from the Underwriting, Capacity & Technology Solutions operating group to the Insurance Advisory Solutions operating group. Prior year segment reporting information has been recast to conform to the current organizational structure.
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
Underwriting, Capacity & Technology Solutions Operating Group (“UCTS”)
UCTS consists of three distinct businesses—MSI, our reinsurance brokerage business, Juniper Re, and our captive management business. Through MSI, we manufacture proprietary, technology-enabled insurance products that are then distributed (in many instances via technology and/or API integrations) internally via our risk advisors across our other operating groups and externally via select distribution partners, with a focus on sheltered channels where our products deliver speed, ease of use and certainty of execution. An example of this is our national embedded renters insurance product sold at point of lease via integrations with property management software providers. As a prominent growth driver for the Company, we have invested heavily in the expansion of our MGA product suite, which is now comprised of more than 20 products across commercial, personal and professional lines. In 2024, we made a significant investment in the development of new middle market oriented commercial lines products, which will go live in the first half of 2025. UCTS’ Wholesale Business was sold in the first quarter of 2024 and its operations are included in our results through the end of February 2024.
In January of 2025, we received final approval and a Certificate of Authority from the Texas Department of insurance to form a Texas-domiciled reciprocal insurance exchange (the “Reciprocal”), for which we intend to serve as and own the Attorney-in-Fact (“AIF”). We are in the process of finalizing a third-party led capitalization of the Reciprocal, ahead of beginning to write business into the Reciprocal two to three months thereafter. Based on how we intend to structure the Reciprocal, we do not expect to consolidate the Reciprocal's financial results, but the AIF entity will be a subsidiary in our UCTS operating group.
Mainstreet Insurance Solutions Operating Group ("MIS")
MIS offers personal insurance, commercial insurance and life and health solutions to individuals and businesses in their communities, with a focus on accessing clients via sheltered distribution channels, which include, but are not limited to, new home builders, realtors, mortgage originators/lenders, master planned communities, and various other community centers of influence. We have invested deeply in talent, technology and capabilities across MIS, including in Westwood's homeowners solutions that are embedded in many of the top home builders in the U.S., the national expansion of our distribution footprint through our National Mortgage and Real Estate Channel, and enhanced digital capabilities focused on improving the risk advisor and client experience. Mainstreet Insurance Solutions also offers consultation for government assistance programs and solutions, including traditional Medicare, Medicare Advantage and Affordable Care Act, to seniors and eligible individuals through a network of primarily independent contractor agents.

Competition
The business of providing insurance products and services is highly competitive. We compete for clients on the basis of reputation, client service, program and product offerings, and our ability to tailor products and services to meet the specific needs of a client. We actively compete with numerous integrated financial services organizations as well as insurance companies and brokers, producer groups, individual insurance agents, investment management firms, independent financial planners and broker-dealers, including public participants, such as Aon plc, Marsh & McLennan Companies, Inc., Willis Towers Watson plc, Arthur J. Gallagher & Co. and Brown & Brown Inc.; private company participants, such as Hub International Limited and USI, Inc.; and in our personal lines business, Goosehead Insurance, Inc. and The Woodlands Financial Group.
Clients and Insurers
Our clients are highly diversified and include individuals, professionals, businesses, including those in niche industries, and specialty insurers. No material part of our business depends upon a single client or on a few clients. The loss of any one client would not have a material adverse effect on our operations. In 2024, our largest single client represented less than 1% of our core commissions and fees.
We have relationships with a significant number of insurance company partners who contribute to the commissions and fees we generate. While we do not have a dependency on any one insurance company partner, we derive a significant portion of our core commissions and fees from a limited number of insurance company partners. In 2024, two insurance company partners accounted for an aggregate of approximately 19% of our core commissions and fees.
Human Capital
Baldwin is an independent colleague-centric insurance solutions firm fueled by relationships, powered by people, and exemplified by our ability to cultivate teams with deep expertise to perpetuate a winning culture and drive our high-performing team dynamic to deliver the best of our firm to clients. Our success continues to be driven by our greatest asset, our talented team of colleagues, each of which plays a crucial role in helping us achieve our firm goals. We attract colleagues who share our passion for excellence and working collaboratively to harness the tremendous power in the collective expertise of our firm. Our colleagues are inspired by and deeply committed to the Best Team Wins approach outlined in our cultural guide, The Azimuth.
Powered by People
As of December 31, 2024, we had over 4,000 colleagues, the vast majority of whom are full-time. There were 4,052 full-time colleagues (98% of total colleague population) and 64 part-time colleagues. The firm also partners with over 5,400 independent contracted agents, primarily supporting our Medicare business.
Baldwin is a place for colleagues to build a career, not just have a job, and we believe every colleague should feel a sense of ownership in the firm. To promote that connection, we grant all newly-hired colleagues shares of Baldwin common stock.
We highly value the powerful and innovative results that come from seeking and weighing a broad range of perspectives and we strive to hire and promote talent that brings wide ranging diversity of thought, background, and experience.
•More than half of our executive leadership team joined Baldwin from other industries, bringing unique background and thoughtful insight on our continued best path to success.
•As of December 31, 2024, women comprise 59% of our colleague population and 50% of our leadership positions.
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
Baldwin continues to focus on attracting and retaining the very best talent and creating an environment that is known to be a destination for top talent. We maintain a strong annual retention rate, which was 79% for 2024. Our commitment to rewarding our colleagues is evidenced by merit increases and bonuses we have continued to pay each year.

Culture and Belonging
Part of how we operate and support each other as a “Best Team” as outlined in our Azimuth, is by operating with transparency and striving to make it easy for colleagues to know and trust each other striving to always do the right thing in an open and authentic way. We actively seek out our colleagues’ input through our formal and anonymous Baldwin Pulse Engagement survey, asking for feedback on a variety of topics including career path opportunities, trust in team and leadership, and feeling valued. The results of this annual pulse check are always shared with colleagues and leadership so thoughtful and meaningful improvements can be made to enhance engagement.
Another way we aim to create a sense of belonging for our colleagues is vigilant focus on remaining a destination employer for top talent. We are continuously recognized for our people-first approach, our commitment to a culture of continuous learning, and for providing a place where our colleagues learn, grow, and thrive.
•Baldwin continued to be Great Place to Work-Certified™ and once again ranked as a Fortune Best Workplaces in Financial Services and Insurance™ in 2024.
•We were also recognized by Top Workplaces USA as a 2024 nationally recognized employer for making the world a better place to work by prioritizing a people-centered culture and giving employees a voice.
We have a variety of ways we promote our culture, support our communities, and take care of each other within the Baldwin family.
•We promote our colleagues actively participating in community outreach by providing three days of Community Service PTO.
•Our IAS International Aid and Development Practice enables International Development Organizations and Non-Governmental Organizations to operate safely and securely, to help the most vulnerable communities in some of the highest risk communities in the world.
•To help any qualifying colleague experiencing extraordinary hardship, we provide the Baldwin True North Colleague Fund (operated by America’s Charities, a 501(c)(3) non-profit organization), to which colleagues can also contribute by making a donation. Baldwin has pledged up to $250,000 to the fund and is honored to provide an additional dollar-for-dollar match for colleague contributions up to another $250,000.
•We believe in having fun at work and celebrating our successes by promoting peer recognition at all levels of the firm through our “Give a Wow” compliment program. We share “Give a Wows” with colleagues during our quarterly Town Hall meetings.
Nurture and Grow Talent
At Baldwin, we care about our colleagues and their families from a holistic perspective and take great care in supporting them in meaningful ways. We believe that by taking care of our colleagues, we empower them to live their best lives—both professionally and personally. To that end, we offer a comprehensive benefits package designed to enhance overall well-being. Our offerings include:
•Health & Wellness: Comprehensive medical coverage, mental health services, and an Employee Assistance Program (EAP)
•Retirement Savings: A competitive 401(k) plan with employer matching, aiding colleagues in future planning
•Flexible Time Off: Paid sick leave, recognition of 11 national holidays, and a Summer Friday Initiative providing half-days off during the summer season
•Parental & Family Support: Adoption Assistance Program and parental leave after one year of service
•Financial & Legal Guidance: Expert referral services for financial and legal planning
•Wellness & Fitness: The Baldwin Vitality Wellness Program in partnership with AAPTIV for customizable fitness benefits
•Health Savings Accounts (HSA): An employer contribution of $600+ to mitigate medical costs.

To promote an environment where all colleagues can learn, grow, and thrive, we provide education and training on a variety of topics, including technical, professional, business development, client experience, leadership, and regulatory and compliance. Some examples of the ways we continued to support colleague growth and colleague development in 2024 are listed below.
•Expansion of our Azimuth Institute: The Azimuth Institute is our formal program to provide foundational and progressive training for all of our IAS client-facing roles in the areas of job skills, system training, insurance acumen, power skills, business development and leadership training for leaders. In 2024, we developed and implemented a new 12-16 week program for one of our key client experience leader roles.
•Enhancement of two of our core sales training programs:
◦SCORE is a 10-week intensive training for new and developing risk advisors within our IAS business, offered across multiple modalities.
◦SCORE PRO is a 2-day advanced sales development program for established risk advisors interested in taking their business development skills to the next level.
•Additional leadership training and resources to support our leaders, including:
◦Leadership Essentials: A leadership program designed to support newly hired and promoted leaders. These instructor-facilitated workshops provide new leaders with tools and resources to help guide and support their efforts in interviewing and hiring, communication, coaching, and influencing others.
◦The Baldwin Group Leader Playbook: A comprehensive on-demand resource that helps leaders model Azimuth values, develop themselves as coaches, hire and onboard top talent, and execute their roles with excellence.
•Strategic Partnerships to offer robust curriculum for our colleagues and support their capabilities for professional and self-development.
◦The Institutes: We’re proud to partner with the premier educational purveyor of technical acumen to the insurance industry, The Institutes. Through this partnership, we provide access to over 400 courses, certification programs, and insurance-related designations, all of which are easily accessible through an integration with our Baldwin learning management system.
◦LinkedIn Learning: Through LinkedIn Learning, colleagues have access to thousands of skill-building courses across a broad array of topics. Enhanced with AI coaching, role guides, and data driven insights, this partnership broadens and deepens the resources available to our colleagues.
◦Continuing Education: We support the licensing, continuing education, and professional development needs of our colleagues by providing access to a variety of technical training certifications and designations. Dedicated landing pages for WebCE and The Institutes make navigating ongoing education seamless and keeps our colleagues on the vanguard of industry changes.
We also promote colleague growth and development through an ongoing performance feedback model, including 90-day and 120-day check-ins for new colleagues, and a formal year-end performance check-in for all colleagues. Our performance feedback processes enable every colleague to have clear alignment with how we execute on our goals, maximize their performance potential, and drive their own development and growth through individual action plans.
Cultivating an Ethical Environment for our Colleagues and Clients
We take very seriously our responsibility to operate with the highest level of integrity and foster an ethical environment for both our colleagues and clients. We have established numerous policies and procedures outlining our intention to live our values and do business in a responsible and ethical manner, including providing avenues for asking questions or reporting concerns about non-compliance. Many of these can be found publicly on our Company website at baldwin.com or our investor relations website at ir.baldwin.com. Documented policies and procedures include, but are not limited to:
•The Azimuth (our cultural and corporate constitution, available on our Company website);
•The Baldwin Equal Employment Opportunity Policy, Statement of Policy Concerning Harassment, Open Door Policy and internal formal employment complaint process;
•Code of Business Conduct and Ethics (available in the “Governance” section of our investor relations website);
•Whistleblower Policy, which governs reporting of concerns related to accounting, auditing and ethical violations (available in the “Governance” section of our investor relations website);

•Statement of Policy Concerning Trading in Company Securities, which prohibits colleagues from trading Baldwin securities while in possession of Material Non-Public Information (available in the “Governance” section of our investor relations website);
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
We are subject to federal law and the laws of many states that require financial institutions to protect the security and confidentiality of certain sensitive client information, notify clients about their policies and practices relating to collection, disclosure and security of certain sensitive client information. The Health Insurance Portability and Accountability Act (“HIPAA”) and regulations adopted pursuant to HIPAA require us to maintain the privacy of protected health information that we collect on behalf of insurance company partners and employer-sponsored health plans, implement measures to safeguard such information and provide notification in the event of certain breaches in the privacy or confidentiality of such information. The use and disclosure of certain data that we collect from consumers is also regulated by the Gramm-Leach-Bliley Act (“GLBA”) and state statutes implementing GLBA, which generally require brokers to provide clients with notice regarding how their non-public personal health and financial information is used and the opportunity to “opt out” of certain disclosures before sharing such information with a third party, and which generally require safeguards for the protection of personal information.

In addition, we currently operate in the U.K. and Bermuda and as we continue to expand internationally, the global nature of our operations increases the complexity and cost of compliance with laws and regulations which adds to our cost of doing business. Many of these laws and regulations may have differing or conflicting legal standards across jurisdictions, increasing further the complexity and cost of compliance. See Item 1A. “Risk Factors—Risks Relating to Legal, Compliance and Regulatory Matters—Non-compliance with or changes in laws, regulations or licensing requirements applicable to us could restrict our ability to conduct our business and/or could adversely affect our business, financial condition and results of operations."
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
Climate Change Risk Management
As an insurance distribution firm, our operations do not have a large environmental footprint or significant direct greenhouse gas emissions. However, we are committed to thoughtful stewardship of the environment and our resources while managing the impact on our business.
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
Our Corporate Structure
Baldwin is a holding company and its sole material asset is a controlling ownership interest in Baldwin Holdings. Baldwin has engaged to date only in activities relating to Baldwin Holdings. All of our business is conducted through Baldwin Holdings and its consolidated subsidiaries and affiliates, and the financial results of Baldwin Holdings and its consolidated subsidiaries are included in the consolidated financial statements of Baldwin.
Baldwin Holdings is currently taxed as a partnership for federal income tax purposes and, as a result, its members, including Baldwin, pay taxes with respect to their allocable shares of its net taxable income. We expect that redemptions and exchanges of LLC Units will result in increases in the tax basis in our share of the tangible and intangible assets of Baldwin Holdings that otherwise would not have been available. These increases in tax basis may reduce the amount of tax that we would otherwise be required to pay in the future. The Tax Receivable Agreement requires Baldwin to pay 85% of the amount of such cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize to Baldwin Holdings’ applicable LLC Members that redeem and exchange LLC Units. Furthermore, payments under the Tax Receivable Agreement will give rise to additional tax benefits and therefore additional payments under the Tax Receivable Agreement itself.

Available Information
We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. To access these filings, go to our investor relations website at ir.baldwin.com, click on “Financials” and then click on “SEC Filings.” We also make available other reports filed with or furnished to the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act, as well as our Code of Business Conduct and Ethics, our Insider Trading and Whistleblower Policies, and charters for our Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee, Technology and Cyber Risk Committee and Executive Committee. To access these filings, go to our investor relations website, click on “Governance” and then click on “Governance Overview.” In addition, our website may include disclosure relating to certain non-GAAP financial measures that we may make public orally, telephonically, by webcast, by broadcast or by similar means from time to time. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information filed electronically by us with the SEC, which are available at www.sec.gov.
We may use our website as a channel of distribution of material company information. Financial and other material information regarding the Company is routinely posted on and accessible through our website. Any information on our or the SEC's website or obtained through any such website is not part of this Annual Report on Form 10-K.
Our Investor Relations Department can be contacted at ir@baldwin.com by going to our investor relations website, clicking on “Resources” and then “Contact IR,” or by telephone at (813) 259-8032.
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
•We may incur significant additional indebtedness, which may affect our ability to satisfy our obligations under the 2024 Credit Agreement and indenture governing our Senior Secured Notes.
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
•Our ownership of one or more protected cells in certain captive insurance companies (and/or other ownership or participation in similar risk-bearing structures or facilities) will subject us to limited underwriting risk through such ownership and/or participation and may also subject us to limited claims expenses.
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
•Our business may be harmed if we lose our relationships with insurance and reinsurance company partners, fail to maintain good relationships with insurance and reinsurance company partners, become dependent upon a limited number of insurance and reinsurance company partners or fail to develop new insurance and reinsurance company partner relationships.
•Our business, and therefore our results of operations and financial condition, may be adversely affected by conditions that result in reduced insurer and/or reinsurer capacity.
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

•We are a holding company with our principal asset being our 58% ownership interest in Baldwin Holdings, and our Pre-IPO LLC Members, whose interest in our business may be different from yours, have approval rights over certain transactions and actions taken by us or Baldwin Holdings.
•In certain circumstances, Baldwin Holdings will be required to make distributions to us and the other holders of LLC Units, and the distributions that Baldwin Holdings will be required to make may be substantial.
•We will be required to pay Baldwin Holdings’ LLC Members and any other persons that become parties to the Tax Receivable Agreement for certain tax benefits we may receive, and the amounts we may pay could be significant.
Risks Relating to our Business Operations and Industry
We may not have sufficient cash flows from operating activities, cash on hand and available capital sources to service any indebtedness, pay contingent earnout liabilities, or finance other working capital needs, which could force us to sell assets, cease operations or take other detrimental actions for our business.
As of December 31, 2024, our cash and cash equivalents were $148.1 million and we had $588.0 million of available borrowing capacity on the Revolving Facility under the 2024 Credit Agreement. We will continue to expend substantial cash resources for the foreseeable future for servicing our debt obligations and future earnout payment liabilities. Following the successful refinancing of our Term Loan B on January 10, 2025, borrowings under our 2024 Credit Agreement include $935.8 million under the Term Loan B bearing interest of 7.30%, maturing May 2031. There were no outstanding borrowings on the Revolving Facility, which has an expiration date of May 2029, however we had unused letters of credit issued under the Revolving Facility of $12.0 million. On May 24, 2024, we issued $600.0 million in aggregate principal amount of the 7.125% Senior Secured Notes due May 2031. In connection with certain prior partnerships and acquisitions of select books of business, we are required to pay contingent earnouts. Based on estimates of the partners’ future performance using financial projections for the earnout period, the aggregate estimated contingent earnout liabilities included on our consolidated balance sheet at December 31, 2024 was $145.6 million, of which $4.7 million must be settled in cash and the remaining $140.8 million can be settled in cash or stock at our option. The undiscounted estimated contingent earnout obligation at December 31, 2024 was $185.2 million, of which $5.0 million must be settled in cash and the remaining $180.2 million can be settled in cash or stock at our option. The maximum estimated exposure to the contingent earnout liabilities was $268.8 million at December 31, 2024. There is no assurance that we will have sufficient cash flows from operating activities, cash on hand and available capital sources to service any indebtedness or pay contingent earnout liabilities when due, or finance other working capital needs, and failure to do so may result in a material adverse effect on our business, operations, and financial condition. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Commitments for further discussion of our debt obligations and contingent earnout liabilities.
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
As of December 31, 2024, we had total consolidated debt outstanding of approximately $1.44 billion, collateralized by substantially all of Baldwin Holdings' assets, including a pledge of all equity securities Baldwin Holdings holds in each of its subsidiaries. During the year ended December 31, 2024, we had debt servicing costs of $583.5 million, inclusive of $453.8 million in principal repayments and $111.4 million of interest payments.

The level of debt we have outstanding during any period could adversely affect our financial flexibility. We also bear risk at the time debt matures. Our ability to make interest and principal payments, to refinance our debt obligations and to fund our planned capital expenditures will depend on our ability to generate cash from operations. Our ability to generate cash from operations is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, such as a high interest rate environment. The need to service our indebtedness will also reduce our ability to use cash for other purposes, including earnouts, working capital, dividends to stockholders, acquisitions, capital expenditures, share repurchases and general corporate purposes. If we cannot service our indebtedness, we may have to take actions such as selling assets, raising additional equity or reducing or delaying capital expenditures, strategic acquisitions and investments, any of which could impede the implementation of our business strategy or prevent us from entering into transactions that would otherwise benefit our business. Additionally, we may not be able to effect such actions, if necessary, on favorable terms, or at all. We may not be able to refinance any of our indebtedness on favorable terms, or at all.
The 2024 Credit Agreement and indenture governing the Senior Secured Notes contain covenants that, among other things, restrict our ability to make certain restricted payments, incur additional debt, engage in certain asset sales, mergers, acquisitions or similar transactions, create liens on assets, engage in certain transactions with affiliates, change our business or make certain investments and require us to comply with certain financial covenants. The restrictions in the 2024 Credit Agreement and indenture governing the Senior Secured Notes may prevent us from taking actions that we believe would be in the best interest of our business and our stockholders and may make it difficult for us to execute our business strategy successfully or effectively compete with companies that are not similarly restricted. We may also incur future debt obligations that might subject us to additional or more restrictive covenants that could affect our financial and operational flexibility, including our ability to pay dividends. We cannot make any assurances that we will be able to refinance our debt or obtain additional financing on terms acceptable to us, or at all. A failure to comply with the restrictions under the 2024 Credit Agreement and/or indenture governing the Senior Secured Notes could result in a default under the financing obligations or could require us to obtain waivers from our lenders for failure to comply with these restrictions. The occurrence of a default that remains uncured or the inability to secure a necessary consent or waiver could cause our obligations with respect to our debt to be accelerated and have a material adverse effect on our business, financial condition and results of operations.

We may incur significant additional indebtedness, which may affect our ability to satisfy our obligations under the 2024 Credit Agreement and indenture governing our Senior Secured Notes.
Under the terms of the 2024 Credit Agreement and indenture governing the Senior Secured Notes, we may be able to incur significant additional indebtedness, including secured indebtedness, in the future. This could require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, reduce the availability of our cash flow to fund working capital and capital expenditures and execute on our partnership strategy, expose us to the risk of increased interest rates and increase our vulnerability to adverse economic or industry conditions. If new indebtedness is added to our current indebtedness levels, the related risks that we face could be increased, and we may not be able to meet all of our debt obligations. Furthermore, the terms of any future indebtedness we may incur could include more restrictive covenants, which could affect our financial and operational flexibility, including our ability to pay dividends.
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
Furthermore, during inflationary periods, interest rates have historically increased, which would have a direct effect on the interest expense in case we decide to refinance our existing long-term borrowings, including the 2024 Credit Agreement, or incur in any additional indebtedness.
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
We derive most of our commissions and fees from our brokerage and related services. We do not determine the insurance premiums on which our commissions are generally based. Moreover, insurance premiums are cyclical in nature and may vary widely based on market conditions. Because of market cycles for insurance product pricing, which we cannot predict or control, our brokerage commissions and fees and profitability can be volatile or remain depressed for significant periods of time. In addition, there have been and may continue to be—including as a result of substantial increases in insurance premiums— various trends in the insurance industry toward alternative insurance markets, including, among other things, greater levels of self-insurance, captives, rent-a-captives, risk retention groups and non-insurance capital markets-based solutions to traditional insurance and reinsurance needs. Our ability to generate premium-based commission revenue may also be challenged by the growing desire of some clients to compensate brokers based upon flat fees rather than a percentage of premium. This could negatively impact us because fees are generally not indexed for inflation and might not increase with premiums as commissions do or with the level of service provided.
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
We are exposed to various risks arising out of natural disasters, including earthquakes, hurricanes, fires, floods, landslides, tornadoes, typhoons, tsunamis, hailstorms, explosions, climate events or weather patterns and public health crises, epidemics or pandemic health events, as well as man-made disasters, including acts of terrorism, military actions, cyber-terrorism, explosions and biological, chemical or radiological events, and associated governmental responses. The continued threat of terrorism and ongoing military actions may cause significant volatility in global financial markets, and a natural or man-made disaster could trigger an economic downturn in the areas directly or indirectly affected by the disaster. These consequences could, among other things, result in a decline in business and may also subject any capitalized insurance facilities in which we choose to participate, to increased claims expenses from those areas. They could also result in reduced underwriting capacity of our insurance and reinsurance company partners, making it more difficult for our colleagues and contracted agents to place business. Disasters also could disrupt public and private infrastructure, including communications and financial services, which could disrupt our ordinary business operations. Any increases in loss ratios due to natural or man-made disasters could impact our contingent commissions, which are primarily driven by both growth and profitability metrics.
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
Our operations are dependent upon our ability to protect our personnel, offices, and technology infrastructure against damage from business continuity events that could have a significant disruptive effect on our operations. Should we experience a local or regional disaster or other business continuity problem, such as an earthquake, hurricane, fire, terrorist attack, pandemic, protest or riot, security breach, power loss, telecommunications failure or other natural or man-made disaster, our continued success will depend, in part, on the availability of personnel, office facilities, and the proper functioning of computer, telecommunication and other related systems and operations. In events like these, we can experience near-term operational challenges in particular areas of our operations. We could potentially lose key executives, personnel, client data or experience material adverse interruptions to our operations or delivery of services to clients in a disaster recovery scenario. We may experience additional disruption due to system upgrades, outages, an increase in remote work or other impacts as a result of health epidemics or pandemics. Our inability to successfully recover should we experience a disaster or other business continuity problem, could materially interrupt our business operations and cause material financial loss, loss of human capital, regulatory actions, reputational harm, damaged client relationships, or legal liability. Our insurance coverage with respect to natural disasters is limited and is subject to deductibles and coverage limits. Such coverage may not be adequate, or may not continue to be available at commercially reasonable rates and terms.
Our ownership of one or more protected cells in certain captive insurance companies (and/or other ownership or participation in similar risk-bearing structures or facilities) will subject us to limited underwriting risk through such ownership and/or participation and may also subject us to limited claims expenses.
The Company currently owns, and may continue to own, from time to time, one or more protected cells in certain captive insurance companies (and/or otherwise have an ownership interest in or participate in similar risk-bearing structures or facilities) for the purpose of facilitating additional underwriting capacity for our clients and to participate in underwriting results. While the Company’s underwriting risk through any such captive insurance company (and/or similar risk-bearing structure or facility) would generally be limited (absent any regulatory requirement for the contribution of additional capital or contractual obligation to fund any underwriting losses in excess of contributed capital), we may be subject to claims expenses associated with any losses from these clients or programs, which could include losses from catastrophic weather events. Our results of operations may be negatively impacted if any such captive insurance company (and/or similar risk-bearing structure or facility) incurs claims expenses.
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
Strategic acquisitions to complement and further expand our business, which we refer to as partnerships, have been an important part of our competitive strategy. The acquisition landscape is competitive and accordingly we do not expect that partnerships will be as important to our growth in 2025, although we will remain active in pursuing potential transactions. Our ability to identify and complete acquisitions, or if we are inefficient or unsuccessful at integrating any partner into our operations, may impact our ability to achieve our planned rates of growth or improve our market share, profitability or competitive position in specific markets or services. The process of integrating a partner has created, and will continue to create, operating difficulties. The risks we face include:
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
When we acquire partners, we record goodwill and other intangible assets. As of December 31, 2024, goodwill represented 40% of our total assets. Goodwill is not amortized and is subject to assessment for impairment at least annually. The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting units. We compare the fair value of each reporting unit with its carrying amount to determine if there is potential impairment of goodwill. Management reviews the carrying value attributed to each reporting unit at least annually to determine if the facts and circumstances suggest that there is impairment.
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
In addition, we are susceptible to losses and interruptions caused by hurricanes (particularly in Florida, where our headquarters and numerous offices are located), earthquakes, tornadoes, power shortages, telecommunications failures, water shortages, floods, fire, extreme weather conditions, geopolitical events, such as terrorist acts, and other natural or man-made disasters. Hurricanes and wildfires in particular may have an outsized impact on the insurance industry. We expect to continue to grow our footprint throughout the country and beyond, but our plans to execute on this geographic diversification effort may not be successful.
We derive a significant portion of our commissions and fees from a limited number of our insurance company partners, the loss of which could result in additional expense and loss of market share.
For the year ended December 31, 2024, two insurance company partners accounted for an aggregate of approximately 19% of our total core commissions and fees. Should either of these insurance company partners seek to terminate their respective arrangements with us or in the case of material financial impairment of such insurance company partners, we could be forced to move our business to other insurance company partners and additional expense and loss of market share could possibly result.

Our business may be harmed if we lose our relationships with insurance and reinsurance company partners, fail to maintain good relationships with insurance and reinsurance company partners, become dependent upon a limited number of insurance and reinsurance company partners or fail to develop new insurance and reinsurance company partner relationships.
Our business typically enters into contractual agency relationships with insurance and reinsurance company partners that are sometimes unique to Baldwin, but nonexclusive and terminable on short notice by either party for any reason. In many cases, insurance and reinsurance company partners also have the ability to amend the terms of our agreements unilaterally, including commission rates on short notice. Our insurance and reinsurance company partners may be unwilling to allow us to sell their existing or new insurance products or may amend our agreements with them, for a variety of reasons, including for competitive or regulatory reasons or because of a reluctance to distribute their products through our platform. Our insurance company partners may decide to rely on their own internal distribution channels, choose to exclude us from their most profitable or popular products, or decide not to distribute insurance products in individual markets in certain geographies or altogether. The termination or amendment of our relationship with an insurance and reinsurance company partner could reduce the variety of insurance products we offer. We also could lose a source of, or be paid reduced commissions for, future sales and could lose renewal commissions for past sales. Our business could also be harmed if we fail to develop new insurance and reinsurance company partner relationships.
In the future, it may become necessary for us to offer insurance products from a reduced number of insurance and reinsurance company partners or to derive a greater portion of our commissions and fees from a more concentrated number of insurance and reinsurance company partners as our business and the insurance industry evolve. Should our dependence on a smaller number of insurance and reinsurance company partners increase, whether as a result of the termination of insurance and reinsurance company partner relationships, insurance and reinsurance company partner consolidation or otherwise, we may become more vulnerable to adverse changes in our relationships with our insurance and reinsurance company partners, particularly in states where we offer insurance products from a relatively small number of insurance and reinsurance company partners or where a small number of insurance companies dominate the market. The termination, amendment or consolidation of our relationship with our insurance and reinsurance company partners could harm our business, financial condition and results of operations.
Our business, and therefore our results of operations and financial condition, may be adversely affected by conditions that result in reduced insurer and/or reinsurer capacity.
Our results of operations depend on the continued capacity of our insurance and reinsurance company partners to underwrite risk and provide coverage, in turn which depends on those insurance and reinsurance company partners’ ability to procure reinsurance. Capacity could also be reduced by insurance and reinsurance company partners failing or withdrawing from writing certain coverages that we offer to our clients. To the extent that reinsurance becomes less widely available or significantly more expensive, we may not be able to procure the amount or types of coverage that our clients desire, and the coverage we are able to procure for our clients may be more expensive or limited.

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
•protect sensitive, personal and confidential information and data within Baldwin’s custody from third-party bad actors;
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
A variety of organizations have developed ratings to measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. Investments in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions. Unfavorable ratings of Baldwin or our industry, as well as omission of inclusion of our stock into ESG-oriented investment funds may lead to negative investor sentiment and the diversion of investment to other companies or industries, which could have a negative impact on our stock price.
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
In addition, the U.S. Federal Reserve has identified the climate as a systemic risk to the economy. It also reported that a gradual change in investor sentiment regarding climate risk introduces the possibility of abrupt tipping points or significant swings in sentiment, which could create unpredictable follow-on effects in financial markets. If this occurred, not only would we be negatively impacted by the general economic decline, but a drop in the stock market affecting our stock price could negatively impact our ability to grow through mergers and acquisitions financed using our common stock.
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

The industry in which we operate is subject to extensive regulation. We are subject to regulation and supervision at the federal level in the U.S., in each applicable local jurisdiction in the U.S. and internationally both in the U.K. and Bermuda, and would be subject to additional international regulations and supervision as we expand globally. In general, these regulations are designed to protect clients and the insured and to protect the integrity of the financial markets, rather than to protect stockholders or creditors. Our ability to conduct business in these jurisdictions depends on our compliance with the rules and regulations, including securities laws, promulgated by federal, state and other regulatory and self-regulatory authorities. Failure to comply with regulatory requirements, or changes in regulatory requirements or interpretations, could result in actions by regulators, potentially leading to fines and penalties, adverse publicity and damage to our reputation in the marketplace. There can be no assurance that we will be able to adapt effectively to any changes in law. Furthermore, in some areas of our business, we act on the basis of our own or the industry's interpretations of applicable laws or regulations, which may conflict from state to state. In the event those interpretations eventually prove different from the interpretations of regulatory authorities, we may be penalized. In extreme cases, revocation of a subsidiary’s authority to do business in one or more jurisdictions could result from failure to comply with regulatory requirements. Due to the complexity, periodic modification and differing interpretations of state insurance laws and regulations, we may not have always been, and we may not always be, in compliance with them. In addition, we could face lawsuits by clients, the insured and other parties for alleged violations of certain of these laws and regulations. It is difficult to predict whether changes resulting from new laws and regulations, as well as changes in interpretation of current laws and regulations, will affect the industry or our business and, if so, to what degree.
As we grow our global presence, a risk exists that our employees or third parties acting on our behalf in countries outside the U.S. could engage in business practices prohibited by applicable laws and regulations, including anti-bribery and anti-corruption laws, and sanctions laws such as those administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control. Anti-bribery and anti-corruption laws, such as the FCPA and the U.K. Bribery Act, generally prohibit companies from making improper payments to foreign officials and require companies to keep accurate books and records and maintain appropriate internal controls. Trade and financial sanctions laws generally restrict the ability to engage in trade with, or provide goods or services, to designated governments or other parties, or may require freezing of such parties’ assets.
The complexity and cost of compliance with laws and regulations, including staffing needs, the development of new policies, procedures and internal controls and providing training to employees in multiple locations, will also increase as we grow our global presence, adding to our cost of doing business. Many of these laws and regulations may have differing or conflicting legal standards across jurisdictions, increasing further the complexity and cost of compliance. In emerging markets and other jurisdictions with less developed legal systems, local laws and regulations may not be established with sufficiently clear and reliable guidance to provide us with adequate assurance that we are aware of all necessary licenses to operate our business, that we are operating our business in a compliant manner, or that our rights are otherwise protected. In addition, major political and legal developments in jurisdictions in which we do business may lead to new regulatory costs and challenges.
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
Improper disclosure of confidential, personal or proprietary information, whether due to human error, misuse of information by colleagues, contractors, vendors or third-party bad actors, or as a result of cyberattacks or other security incidents with respect to our or our vendors’ systems, tools, information, processes or services, or failure to comply with applicable laws, rules, regulations, orders, industry standards and contractual obligations regarding data privacy, security and/or cybersecurity, could result in regulatory scrutiny, legal and financial liability, reputational harm, lost revenue, and remediation costs, and could have an adverse effect on our business and/or operations.
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

Cybersecurity risks have significantly increased in recent years, in part, because of the proliferation of new technologies, the use of the internet and telecommunications technologies to exchange information and conduct transactions, and the increased sophistication and activities of computer hackers, organized crime, terrorists, and other external parties, including foreign state actors. We have in the past and may in the future be subject to cyberattacks. Future cyberattacks could include computer viruses, malicious or destructive code, phishing attacks, social engineering attacks, denial of service or information, improper access by employees or third-party partners or other security breaches that have or could in the future result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our confidential, proprietary, personal, and other information concerning colleagues, clients, insurance company partners, vendors or consumers, or otherwise materially disrupt our network access or business operations.
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

At the federal level, we are subject to, among other laws, rules and regulations, the Gramm-Leach-Bliley Act ("GLBA"), which requires financial institutions to, among other things, periodically disclose their privacy policies and practices relating to sharing personal information and, in some cases, enables retail customers to opt out of the sharing of certain personal information with unaffiliated third parties. The GLBA also requires financial institutions to implement an information security program that includes administrative, technical and physical safeguards to ensure the security and confidentiality of nonpublic personal information, which can include customer records and information. We are also subject to the rules and regulations promulgated under the authority of the Federal Trade Commission, which regulates unfair or deceptive acts or practices, including with respect to data privacy and cybersecurity. Data privacy and cybersecurity are also areas of increasing state legislative focus and we are, or may in the future become, subject to various state laws and regulations regarding data privacy and cybersecurity. For example, the California Consumer Protection Act of 2018 (the “CCPA”), which became effective on January 1, 2020, applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. The CCPA gives California residents the right to, among other things, request disclosure of information collected about them and whether that information has been sold to others, request deletion of personal information (subject to certain exceptions), opt out of the sale of their personal information, and not be discriminated against for exercising these rights. The CCPA contains several exemptions, including an exemption applicable to personal information that is collected, processed, sold or disclosed pursuant to the GLBA. Further, effective in most material respects starting on January 1, 2023, the California Privacy Rights Act (“CPRA”) has significantly modified the CCPA, including by expanding California residents’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency which will be vested with authority to implement and enforce the CCPA and the CPRA. Other states where we do business, or may in the future do business, or from which we otherwise collect, or may in the future otherwise collect, personal information of residents have adopted or are considering adopting similar laws. For example, Virginia and Colorado have recently adopted comprehensive data privacy laws similar to the CCPA, which went into effect in January and July of 2023, respectively. In addition, some states have passed laws that include affirmative data security obligations that may govern the ways in which we protect consumer information. For example, Massachusetts law requires, among other things, that covered entities develop, implement, and maintain a comprehensive, written information security program that is designed to protect personal information and that includes specific prescribed safeguards. Further, laws in all 50 U.S. states and U.S. territories generally require businesses to provide notice under certain circumstances to individuals (whether customers, prospects, employees, or otherwise) whose personal information has been improperly accessed, disclosed or otherwise compromised as a result of a data breach. Certain state laws and regulations may be more stringent, broader in scope, or offer greater individual rights, with respect to personal information than federal or other state laws and regulations, and such laws and regulations may differ from each other, which may complicate compliance efforts and increase compliance costs. Cybersecurity and data privacy laws are constantly evolving, and we may be required to modify our practices regularly in an effort to maintain our compliance with applicable law.
We are subject to the UK General Data Protection Regulation (“UK GDPR”) and may in the future be subject to the General Data Protection Regulation (“GDPR”), which protect the personal data of individuals residing in the United Kingdom and the European Union (whether customers, prospects, employees, or otherwise), respectively. Under the UK GDPR and the GDPR, we are required, as applicable, among other obligations, to protect personal data using appropriate technical, administrative, and organizational measures, to identify and maintain legal bases for processing personal data, to give effect to data subject rights (including, for example, deletion, correction, and objection to or restriction of processing in certain circumstances), to ensure that anyone we authorize to process personal data on our behalf is bound by appropriate duties of confidentiality, to engage subprocessors pursuant to written agreements obligating them to protect personal data in accordance with the UK GDPR or GDPR, as applicable, and controller instructions, and to transfer personal data solely pursuant to authorized transfer mechanisms, including, where required, the Standard Contractual Clauses.
We are also subject to Canada’s Personal Information Protection and Electronic Documents Act (“PIPEDA”), and its provincial analogues in British Columbia and Alberta. Under PIPEDA, and its provincial counterparts, we are required, among other things, to designate a privacy officer to be responsible for ensuring our compliance with relevant legislation, to notify data subjects of the purposes for which their personal information will be processed, to publicly disclose information about our policies and practices relating to the management of personal information, and to effect data subjects’ requests to exercise their rights.
We are also subject to Bermuda’s Personal Information Protection Act (“PIPA”). Under PIPA, we are required, among other things, to appoint a data protection officer responsible for ensuring compliance with PIPA, to effect data subject rights (including for example and under certain circumstances, the right to access, the right to correct, the right to erasure, and the right to object, etc.), to establish appropriate legal bases for processing personal data, and to assess the level of protection provided by an overseas third-party recipient of personal data in advance of any transfer to any such third party.

Further, while we strive to publish and prominently display privacy policies that are accurate, comprehensive, and compliant with applicable laws, regulations, rules and industry standards, we cannot ensure that our privacy policies and other statements regarding our practices will be sufficient to protect us from claims, proceedings, liability or adverse publicity relating to data privacy or cybersecurity. Although we endeavor to comply with our privacy policies, we may at times fail to do so or be alleged to have failed to do so. The publication of our privacy policies and other documentation that provide promises and assurances about privacy, data protection and cybersecurity can subject us to potential federal or state action if they are found to be deceptive, unfair, insufficient, or misrepresentative of our actual practices.
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
Risks Relating to our Organizational Structure
We are a holding company with our principal asset being our 58% ownership interest in Baldwin Holdings, and our Pre-IPO LLC Members, whose interest in our business may be different from yours, have approval rights over certain transactions and actions taken by us or Baldwin Holdings.
We are a holding company, and our principal asset is our direct or indirect ownership of 58% of the outstanding LLC Units. We have no independent means of generating commissions and fees.

Further, we are a party to the 2019 Stockholders Agreement entered into in connection with the initial public offering with the Pre-IPO LLC Members. Pursuant to the terms of the 2019 Stockholders Agreement, so long as the Pre-IPO LLC Members and their permitted transferees (collectively, the “Holders”) beneficially own at least 10% of the aggregate number of outstanding shares of our common stock (the “Substantial Ownership Requirement”), the Holders have approval rights over certain transactions and actions taken by us and Baldwin Holdings, including:
•a merger, consolidation or sale of all or substantially all of the assets of Baldwin Holdings and its subsidiaries;
•any dissolution, liquidation or reorganization (including filing for bankruptcy) of Baldwin Holdings and its subsidiaries or any acquisition or disposition of any asset for consideration in excess of 5% of our and our subsidiaries' total assets on a consolidated basis;
•the incurrence, guarantee, assumption or refinancing of indebtedness, or grant of a security interest, in excess of 10% of total assets (or that would cause aggregate indebtedness or guarantees thereof to exceed 10% of total assets);
•the issuance of certain additional equity interests of the Company, Baldwin Holdings or any of their subsidiaries in an amount exceeding $10 million (other than pursuant to an equity incentive plan that has been approved by our board of directors);
•the establishment or amendment of any equity, purchase or bonus plan for the benefit of employees, consultants, officers or directors;
•any capital or other expenditure in excess of 5% of total assets;
•the declaration or payment of dividends on Class A common stock or distributions by Baldwin Holdings on LLC Units other than tax distributions as defined in the Amended LLC Agreement;
•changing the number of directors on our board of directors;
•hiring, termination or replacement of, establishment of compensation (including benefits) payable to, or making other significant decisions involving, our or Baldwin Holdings' senior management and key employees, including our Chief Executive Officer, including entry into or modification of employment agreements, adopting or modifying plans relating to any incentive securities or employee benefit plans or granting incentive securities or benefits under any existing plans;
•changing our or Baldwin Holdings’ jurisdiction of incorporation or organization;
•changing the location of our or Baldwin Holdings’ headquarters;
•changing our or Baldwin Holdings’ name;
•changing our or Baldwin Holdings’ fiscal year;
•changing our public accounting firm;
•amendments to our or Baldwin Holdings’ governing documents; and
•adopting a shareholder rights plan.
Furthermore, the 2019 Stockholders Agreement provides that, for so long as the Substantial Ownership Requirement is met, the Holders may designate the nominees for a majority of the members of our board of directors, including the Chairman of our board of directors.
Notwithstanding the rights afforded to the Holders under the 2019 Stockholders Agreement and in connection with the Lawsuit (as defined below), BIGH, LLC, an entity controlled by Lowry Baldwin, our Chairman, and the Holder of a majority of the shares of the Company's Class B common stock held by all of the Holders (the “Majority Holder”), and the Company entered into a consent and defense agreement (the “Consent Agreement”) pursuant to which the Majority Holder has irrevocably consented to and approved, on behalf of itself and the other Holders, certain transactions and actions taken by the Company and Baldwin Holdings (each, a “Specified Matter”) that the Independent Committee (as defined below) determines in good faith are in the best interests of the Company and its stockholders in their capacity as such, in satisfaction of the approval rights under the 2019 Stockholders Agreement with respect to such Specified Matter. Further, the Majority Holder irrevocably agreed, on behalf of itself and the other Holders, not to designate any nominee for election to service on our board of directors if the Independent Committee determines in good faith that action by our board of directors in furtherance of the nomination of such person to our board of directors would not be in the best interests of the Company and its stockholders in their capacity as such.

In connection with the Consent Agreement, our board of directors, with the consent of the Majority Holder under the 2019 Stockholders Agreement, has amended our By-laws to, among other things:
•create a committee of our board of directors, composed of all directors then in office who our board of directors determines both (i) qualify as an independent director under the corporate governance standards of Nasdaq (as defined in the 10-K) and (ii) have no relationship with the Company or any Holder that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director (such committee, the “Independent Committee”); and
•empower the Independent Committee, acting unanimously, to make any and all determinations contemplated or required by the Consent Agreement, subject to any additional power and authority as may be delegated to the Independent Committee by our board of directors from time to time.
A group comprised of Lowry Baldwin, our Chairman; BIGH, LLC, an entity controlled by Lowry Baldwin; Elizabeth Krystyn; Laura Sherman; Trevor Baldwin, our Chief Executive Officer; Dan Galbraith, President, The Baldwin Group and CEO, Retail Brokerage Operations; Brad Hale, our Chief Financial Officer; and certain trusts established by such individuals, have entered into a Voting Agreement, as amended, with Lowry Baldwin, our Chairman, pursuant to which, in connection with any meeting of our stockholders or any written consent of our stockholders, each such person and trust party will agree to vote or exercise their right to consent in the manner directed by Lowry Baldwin. As of September 30, 2024, Lowry Baldwin through the Voting Agreement beneficially owns 23.9% of the voting power of our common stock.
Subsequent to the execution of the Consent Agreement, the Company and certain of the parties to the Stockholders Agreement entered into a new stockholders agreement on October 30, 2024 (the “2024 Stockholders Agreement”) in response to the Lawsuit (as defined and discussed in Note 20 to our consolidated financial statements included in Part II, Item 8. Financial Statements and Supplementary Data of this report). The 2024 Stockholders Agreement will go into effect if the final nonappeallable judgment in the Lawsuit does not find that the 2019 Stockholders Agreement is valid pursuant to its terms. Once the operative provisions of the 2024 Stockholders Agreement are in effect and for so long as the Substantial Ownership Requirement (as defined in the 2024 Stockholders Agreement) is met, the Holders will have essentially the same rights contemplated by the 2019 Stockholders Agreement, including approval rights over certain specified matters relating to us or Baldwin Holdings that must be satisfied prior to the occurrence of such specified matters, including: a merger, consolidation or sale of all or substantially all of the assets of Baldwin Holdings and its subsidiaries; any dissolution, liquidation or reorganization (including filing for bankruptcy) of Baldwin Holdings and its subsidiaries or any acquisition or disposition of any asset for consideration in excess of 5% of our and our subsidiaries’ total assets on a consolidated basis; the incurrence, guarantee, assumption or refinancing of indebtedness, or grant of a security interest, in excess of 10% of total assets (or that would cause aggregate indebtedness or guarantees thereof to exceed 10% of total assets); the issuance of certain additional equity interests of the Company, Baldwin Holdings or any of their subsidiaries for consideration in an amount exceeding $10 million (other than pursuant to an equity incentive plan that has been approved by our board of directors); the establishment or amendment of any equity, purchase or bonus plan for the benefit of employees, consultants, officers or directors; any capital or other expenditure in excess of 5% of total assets; the declaration or payment of dividends on Class A common stock or distributions by Baldwin Holdings on LLC Units other than tax distributions as defined in the Amended LLC Agreement; changing the number of directors on our board of directors (other than certain automatic changes pursuant to our certificate of incorporation); hiring, termination or replacement of, establishment of compensation (including benefits) payable to, or making other significant decisions relating to, our or Baldwin Holdings' senior management and key employees, including our Chief Executive Officer, including entry into or modification of employment agreements, adopting or modifying plans relating to any incentive securities or employee benefit plans or granting incentive securities or benefits under any existing plans; changing our or Baldwin Holdings’ jurisdiction of incorporation; changing the location of our or Baldwin Holdings’ headquarters; changing our or Baldwin Holdings’ name; changing our or Baldwin Holdings’ fiscal year; changing our public accounting firm; amendments to our or Baldwin Holdings’ governing documents; and adopting a shareholder rights plan. Furthermore, the 2024 Stockholders Agreement provides that, for so long as the Substantial Ownership Requirement is met, the Holders may designate the nominees for a majority of the members of our board of directors, including the Chairman of our board of directors.
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

Furthermore, Holders’ interests may not be fully aligned with yours, which could lead to actions that are not in your best interests. Because the Holders hold a majority of their economic interests in our business through Baldwin Holdings rather than through Baldwin, they may have conflicting interests with holders of shares of our Class A common stock. For example, the Holders may be in a different tax position than holders of shares of our Class A common stock, which could influence their decisions regarding whether and when Baldwin Holdings should dispose of assets or incur new or refinance existing indebtedness, especially in light of the existence of the Tax Receivable Agreement, and whether and when we should undergo certain changes of control for purposes of the Tax Receivable Agreement or terminate the Tax Receivable Agreement. In addition, the structuring of future transactions may take into consideration these tax or other considerations even where no similar benefit would accrue to holders of shares of our Class A common stock. Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to Baldwin Holdings’ federal income tax returns, it may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from Baldwin Holdings. If, as a result of any such audit adjustment, Baldwin Holdings is required to make payments of taxes, penalties and interest, Baldwin Holdings’ cash available for distributions to us may be substantially reduced. These rules are not applicable to Baldwin Holdings for tax years beginning on or prior to December 31, 2017. In addition, the Holders’ significant ownership in us and approval rights under the 2019 Stockholders Agreement and/or the 2024 Stockholders Agreement may discourage someone from making a significant equity investment in us, or could discourage transactions involving a change in control, including transactions in which you as a holder of shares of our Class A common stock might otherwise receive a premium for your shares over the then-current market price.
In certain circumstances, Baldwin Holdings will be required to make distributions to us and the other holders of LLC Units, and the distributions that Baldwin Holdings will be required to make may be substantial.
Under the Amended LLC Agreement, Baldwin Holdings will generally be required from time to time to make pro rata distributions in cash to us and the other holders of LLC Units at certain assumed tax rates in amounts that are intended to be sufficient to cover the taxes on our and the other LLC Unit holders’ respective allocable shares of the taxable income of Baldwin Holdings. As a result of (i) potential differences in the amount of net taxable income allocable to us and the other LLC Unit holders, (ii) the lower tax rate applicable to corporations than individuals and (iii) the favorable tax benefits that we anticipate receiving from (a) previous acquisitions by Baldwin of LLC Units and future taxable redemptions or exchanges of LLC Units for shares of our Class A common stock or cash and (b) payments under the Tax Receivable Agreement, we expect that these tax distributions will be in amounts that exceed our tax liabilities and obligations to make payments under the Tax Receivable Agreement. Our board of directors will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, dividends, repurchases of our Class A common stock, the payment of obligations under the Tax Receivable Agreement and the payment of other expenses. We will have no obligation to distribute such cash (or other available cash other than any declared dividend) to our stockholders. No adjustments to the redemption or exchange ratio of LLC Units for shares of Class A common stock will be made as a result of either (i) any cash distribution by us or (ii) any cash that we retain and do not distribute to our stockholders. To the extent that we do not distribute such excess cash as dividends on our Class A common stock and instead, for example, hold such cash balances or lend them to Baldwin Holdings, holders of LLC Units would benefit from any value attributable to such cash balances as a result of their ownership of Class A common stock following a redemption or exchange of their LLC Units.
We will be required to pay Baldwin Holdings’ LLC Members and any other persons that become parties to the Tax Receivable Agreement for certain tax benefits we may receive, and the amounts we may pay could be significant.
Previous acquisitions by Baldwin of LLC Units from Baldwin Holdings' LLC Members and future taxable redemptions or exchanges by Baldwin Holdings’ LLC Members of LLC Units for shares of our Class A common stock or cash, as well as other transactions described herein, are expected to result in tax basis adjustments to the assets of Baldwin Holdings that will be allocated to us and thus produce favorable tax attributes. These tax attributes would not be available to us in the absence of those transactions. The tax basis adjustments are expected to reduce the amount of tax that we would otherwise be required to pay in the future.
The Tax Receivable Agreement with Baldwin Holdings’ LLC Members provides for the payment by us to Baldwin Holdings’ LLC Members of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of (i) any increase in tax basis in Baldwin’s assets resulting from (a) previous acquisitions by Baldwin of LLC Units from Baldwin Holdings’ LLC Members, (b) the purchase of LLC Units from Baldwin Holdings’ LLC Members using the net proceeds from any future offering, (c) redemptions or exchanges by Baldwin Holdings’ LLC Members of LLC Units for shares of our Class A common stock or cash or (d) payments under the Tax Receivable Agreement and (ii) tax benefits related to imputed interest resulting from payments made under the Tax Receivable Agreement. The payment obligations under the Tax Receivable Agreement are our obligations and not obligations of Baldwin Holdings.

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
Payments under the Tax Receivable Agreement are not conditioned on Baldwin Holdings’ LLC Members’ continued ownership of us. There may be a material negative effect on our liquidity if the payments under the Tax Receivable Agreement exceed the actual benefits we receive in respect of the tax attributes subject to the Tax Receivable Agreement and/or distributions to us by Baldwin Holdings are not sufficient to permit us to make payments under the Tax Receivable Agreement.
In addition, although we are not aware of any issue that would cause the IRS to challenge the tax basis increases or other benefits arising under the Tax Receivable Agreement, Baldwin Holdings’ LLC Members will not reimburse us for any payments previously made if such tax basis increases or other tax benefits are subsequently disallowed, except that any excess payments made to Baldwin Holdings’ LLC Members will be netted against future payments otherwise to be made under the Tax Receivable Agreement, if any, after our determination of such excess. As a result, in such circumstances, we could make payments to Baldwin Holdings’ LLC Members under the Tax Receivable Agreement that are greater than our actual cash tax savings and we may not be able to recoup those payments, which could negatively impact our liquidity.
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
This provision of the Tax Receivable Agreement may result in situations where Baldwin Holdings’ LLC Members have interests that differ from or are in addition to those of our other stockholders. In addition, we could be required to make payments under the Tax Receivable Agreement that are substantial and in excess of our, or a potential acquirer’s, actual cash savings in income tax.
Our obligations under the Tax Receivable Agreement will also apply with respect to any person who is issued LLC Units in the future and who becomes a party to the Tax Receivable Agreement.
Finally, because we are a holding company with no operations of our own, our ability to make payments under the Tax Receivable Agreement depends on the ability of Baldwin Holdings to make distributions to us. The 2024 Credit Agreement restricts the ability of Baldwin Holdings to make distributions to us, which could affect our ability to make payments under the Tax Receivable Agreement. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid, which could negatively impact our results of operations and could also affect our liquidity in periods in which such payments are made.
We are dependent upon distributions from Baldwin Holdings to pay dividends, if any, and taxes, make payments under the Tax Receivable Agreement and pay other expenses.
As the sole managing member of Baldwin Holdings, we intend to cause Baldwin Holdings to make distributions to the holders of LLC Units and us, in amounts sufficient to (i) cover all applicable taxes payable by us and the holders of LLC Units, (ii) allow us to make any payments required under the Tax Receivable Agreement and (iii) fund dividends to our stockholders in accordance with our dividend policy, to the extent that our board of directors declares such dividends.
Deterioration in the financial conditions, earnings or cash flow of Baldwin Holdings and its subsidiaries for any reason could limit or impair their ability to pay such distributions. Additionally, to the extent that we need funds and Baldwin Holdings is restricted from making such distributions to us under applicable law or regulation, as a result of covenants in its debt agreements or otherwise, we may not be able to obtain such funds on terms acceptable to us, or at all, and, as a result, could suffer a material adverse effect on our liquidity and financial condition.

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
Provisions of state insurance law, applicable to the AIF and any protected cells we may own from time to time in certain captive insurance companies (and/or other ownership or participation in similar risk-bearing structures or facilities), requiring prior approval of change of control may render more difficult or discourage takeover attempts that you may believe are in your best interests or that might result in a substantial profit to you.
State insurance codes generally require prior approval for a change of control of an insurance holding company by the applicable state's department of insurance. Under such state insurance law, the acquisition of 10% or more of the outstanding voting stock of an insurer or its holding company is usually presumed to be a change in control. Approval may be withheld even if the transaction would be in the stockholders’ best interest if the state insurance department determines that the transaction would be detrimental to policyholders.
We may issue a substantial amount of our common stock in the future, which could cause dilution to investors and otherwise adversely affect our stock price.
A key element of our growth strategy is to make acquisitions. As part of our acquisition strategy, we may issue shares of our common stock, as well as LLC Units of Baldwin Holdings, as consideration for such acquisitions. These issuances could be significant. To the extent that we make acquisitions and issue our shares of common stock as consideration, your equity interest in us will be diluted. Any such issuance will also increase the number of outstanding shares of common stock that will be eligible for sale in the future. Persons receiving shares of our common stock in connection with these acquisitions may be more likely to sell off their common stock, which may influence the price of our common stock. In addition, the potential issuance of additional shares in connection with anticipated acquisitions could lessen demand for our common stock and result in a lower price than might otherwise be obtained. We may issue a significant amount of our common stock in the future for other purposes as well, including in connection with financings, including to finance the cash portion of acquisition consideration to execute on our partnership strategy, for compensation purposes, in connection with strategic transactions or for other purposes.

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
◦protect sensitive, personal and confidential information and data within Baldwin’s custody from third-party bad actors;
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
We are a holding company and have no material assets other than our ownership of LLC Units in Baldwin Holdings and we do not have any independent means of generating commissions and fees. We intend to cause Baldwin Holdings to make pro rata distributions to Baldwin Holdings’ LLC Members and us in an amount at least sufficient to allow us and Baldwin Holdings’ LLC Members to pay all applicable taxes, to make payments under the Tax Receivable Agreement and to pay our corporate and other overhead expenses. Baldwin Holdings is a distinct legal entity and may be subject to legal or contractual restrictions that, under certain circumstances, may limit our ability to obtain cash from them. If Baldwin Holdings is unable to make distributions, we may not receive adequate distributions, which could materially and adversely affect our dividends and financial position and our ability to fund any dividends to Class A common stock.
Our board of directors will periodically review the cash generated from our business and the capital expenditures required to finance our global growth plans and determine whether to declare periodic dividends to our stockholders. Our board of directors will take into account general economic and business conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, including restrictions and covenants contained in the 2024 Credit Agreement, business prospects and other factors that our board of directors considers relevant. In addition, the 2024 Credit Agreement limits the amount of distributions that Baldwin Holdings can make to us and the purposes for which distributions could be made. Accordingly, we may not be able to pay dividends to our Class A common stockholders even if our board of directors would otherwise deem it appropriate. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources for additional information.
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
To implement our cybersecurity strategy, we maintain various safeguards to secure the data we hold, including encrypting sensitive data, utilizing a robust 24/7/365 security monitoring system, regularly assessing product features for security vulnerabilities, conducting continuous internal penetration tests, and leveraging multi-factor authentication to help effectively protect sensitive information and appropriate access rights. We also have data and cybersecurity protection and control policies to facilitate a secure environment for sensitive information and to preserve the availability of critical data and systems. We have processes in place to assess and manage vendor cybersecurity risks, which include initial and periodic security program reviews through the use of third-party vendors who specialize in this subject matter. We have engaged our independent, internal audit team that reports directly to the Chair of the Audit Committee of our board of directors to audit our adherence to our cybersecurity policies. These audits help us assess our internal preparedness, adherence to best practices and industry standards, and compliance with applicable laws and regulations as well as help us to identify areas for continued focus and improvement. We conduct annual information security awareness training for employees involved in the systems or processes connected to confidential and sensitive information. We also carry insurance that provides certain, limited protection against potential losses arising from a cybersecurity incident.
The Technology & Cyber Risk Committee of our board of directors (the “TCRC”) is responsible for overseeing and reviewing our cybersecurity program and cybersecurity risk exposure and the steps taken to monitor and mitigate such exposure. The TCRC updates the full board of directors on cybersecurity matters periodically.

Our information security team for IAS, MIS and Corporate is led by our Chief Digital & Information Officer (“CDIO”), who also serves as our Chief Information Security Officer (“CISO”) for IAS, MIS and Corporate. Our CDIO/CISO reports to our President, The Baldwin Group & CEO, Retail Brokerage Operations. Our CDIO/CISO has served in the role since 2021 and has experience in application security, intrusion detection, penetration testing, Continuous Threat Exposure Management ("CTEM"), and unconventional cyber-attack vectors, having previously led technology teams at Comerica Bank, HSBC, Citibank and General Electric. Our CDIO/CISO oversees a team of information security professionals who are devoted full time to assessing and managing cybersecurity threats on a day-to-day basis. Our CDIO/CISO attends each quarterly meeting of the TCRC to brief members on information security matters and discuss cybersecurity risks generally.
Our information security team for UCTS is led by our Chief Technology Officer—UCTS (“CTO”), who also serves as our CISO for UCTS. Our CTO/CISO reports to our President, The Baldwin Group & CEO, Underwriting, Capacity and Technology Operations. Our CTO/CISO has served in the role since 2022 and has experience in application security, intrusion detection, penetration testing, complex threat modeling, and unconventional cyber-attack vectors, having previously led technology teams across various sectors, including financial services and travel management. Our CTO/CISO oversees a team of information security professionals who are devoted full time to assessing and managing cybersecurity threats on a day-to-day basis. Our CTO/CISO also attends each quarterly meeting of the TCRC to brief members on information security matters and discuss cybersecurity risks generally.
In addition, our management team has established an internal Cyber Steering Committee (the “Cyber SteerCo”), which includes processes designed to identify, assess, categorize, and monitor key current and evolving risks facing us, including cybersecurity risks. Each of the CDIO/CISO and CTO/CISO sit on the Cyber SteerCo along with our General Counsel and former CISO.
Management is made aware of current and evolving cybersecurity risks through the Cyber SteerCo reporting. Furthermore, in the event of a material or potentially material cybersecurity event, our process as designed is intended to result in senior members of management being promptly informed of such event and oversee triage, response, and disclosure efforts pursuant to the terms of a documented incident response plan.
ITEM 2. PROPERTIES
Our corporate headquarters is located in leased offices in Tampa, Florida. The leases consist of approximately 105,000 square feet and expire in August 2030. Our insurance brokerage business leases office space in approximately 110 operating locations located in 24 states throughout the U.S. These offices are generally located in shopping centers, small office parks and office buildings, with lease terms expiring through the next ten years. These facilities are suitable for our needs and we believe that they are well maintained.
ITEM 3. LEGAL PROCEEDINGS
Please refer to Note 20 to our consolidated financial statements included in Part II, Item 8. Financial Statements and Supplementary Data of this report for a discussion of legal proceedings to which the Company is subject.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A common stock is listed on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “BWIN.” Our Class B common stock is not listed nor traded on any stock exchange.
On February 20, 2025, there were 113 stockholders of record of our Class A common stock and 57 stockholders of record of our Class B common stock. The number of record holders does not include persons who held shares of our Class A common stock in nominee or “street name” accounts through brokers.
Dividend Policy
Subject to funds being legally available, we intend to cause Baldwin Holdings to make pro rata distributions to the holders of LLC Units and us in an amount at least sufficient to allow us and the holders of LLC Units to pay all applicable taxes, to make payments under the Tax Receivable Agreement and to pay our corporate and other overhead expenses. The declaration and payment of any dividends will be at the sole discretion of our board of directors, which may change our dividend policy at any time. We do not currently pay dividends outside of tax payments. Should that change, our board of directors will take into account:
•general economic and business conditions;
•our financial condition and operating results;
•our available cash and current and anticipated cash needs;
•our capital requirements;
•contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries (including Baldwin Holdings) to us; and
•such other factors as our board of directors may deem relevant.
Baldwin is a holding company and has no material assets other than its ownership of LLC Units in Baldwin Holdings, and as a consequence, our ability to declare and pay dividends to the holders of our Class A common stock will be subject to the ability of Baldwin Holdings to provide distributions to us. If Baldwin Holdings makes such distributions, the holders of LLC Units will be entitled to receive equivalent distributions from Baldwin Holdings. However, because we must pay taxes, make payments under the Tax Receivable Agreement and pay our expenses, amounts ultimately distributed as dividends to holders of our Class A common stock are expected to be less than the amounts distributed by Baldwin Holdings to the holders of LLC Units on a per share basis.
Assuming Baldwin Holdings makes distributions to its members in any given year, the determination to pay dividends, if any, to our Class A common stockholders out of the portion, if any, of such distributions remaining after our payment of taxes, Tax Receivable Agreement payments and expenses (any such portion, an “excess distribution”) will be made by our board of directors. Because our board of directors may determine to pay or not pay dividends to our Class A common stockholders, our Class A common stockholders may not necessarily receive dividend distributions relating to excess distributions, even if Baldwin Holdings makes such distributions to us.
Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities
The following table provides information about our repurchase of shares of our Class A common stock during the three months ended December 31, 2024:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value that may yet be Purchased under the Plans or Programs
October 1, 2024 to October 31, 2024	55,914	$49.10	—	$—
November 1, 2024 to November 30, 2024	6,235	36.72	—	—
December 1, 2024 to December 31, 2024	64,301	48.93	—	—
Total	126,450	$48.40	—	$—
__________
(1)    We purchased 126,450 shares during the three months ended December 31, 2024, which were acquired from our employees to cover required tax withholding on the vesting of shares granted under the Baldwin Omnibus Incentive and Partnership Inducement Award Plans.
Performance Graph
The following performance graph compares the cumulative total shareholder return of an investment in our Class A common stock from December 31, 2019 through December 31, 2024 to the cumulative total return of the Russell 2000 Index (“Russell 2000”) and the Standard & Poor Composite 1500 Insurance Brokers Index (“S&P 1500”). The graph assumes that $100 was invested on December 31, 2019 and the reinvestment of dividends, if any. The share price performance presented below is not necessarily indicative of future results.

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
EXECUTIVE SUMMARY OF 2024 FINANCIAL RESULTS
We are an independent insurance distribution firm providing indispensable expertise and insights that strive to give our clients the confidence to pursue their purpose, passion and dreams. The following is a summary of our 2024 financial results.
Revenues for the year ended December 31, 2024 were $1.4 billion, an increase of $170.5 million, or 14%, year over year. Core commissions and fees grew organically by $190.0 million as a result of new and renewal business from clients across industry sectors and continued outperformance from MSI. In addition, profit-sharing and other revenue grew organically by $6.9 million as a function of improvements in loss ratios and the number of policies sold for MIS and IAS, offset in part by a reduction in UCTS profit-sharing revenue, which resulted from historically strong underwriting performance in 2023. This growth was offset in part by commissions and fees of $28.8 million derived from our Wholesale Business between March and December of 2023, for which there were no comparable revenues earned in 2024 as a result of the sale of the business in the first quarter of 2024. In addition, investment income grew $5.2 million due to an improved cash management strategy and growing yield on our invested cash.
Operating expenses for the year ended December 31, 2024 were $1.3 billion, an increase of $67.3 million, or 5%, year over year. The increase in operating expenses was primarily attributable to commissions, employee compensation and benefits, resulting in part from the correlation of compensation to our revenue growth, and as a result of investing in our future as we continue to launch new products in our MSI product suite and expand our business. This increase was offset in part by a decrease in the change in fair value of contingent consideration, which was primarily impacted by a gain recognized in connection with the reclassification of colleague earnout incentives into compensation expense.
Interest expense, net, for the year ended December 31, 2024 was $123.6 million, an increase of $4.2 million, or 3%, year over year. Interest expense, net, increased as a result of higher average borrowings, offset in part by lower average interest rates resulting from our May 2024 debt refinancing and federal rate reductions. We expect interest expense to remain relatively flat on a year-over-year basis. Refer to the Liquidity and Capital Resources section further below for additional information on our May 2024 refinancing.
During the year ended December 31, 2024, we reported a gain on divestitures of $39.0 million, which was driven by a $35.1 million gain recorded in connection with the sale of our Wholesale Business during the first quarter of 2024. We also reported a loss on extinguishment and modification of debt of $15.1 million related to our May 2024 debt refinancing.
Net loss for the year ended December 31, 2024 was $41.1 million, or a $0.39 loss per fully diluted share, compared to a net loss of $164.0 million, or a $1.50 loss per fully diluted share, in the same period of 2023.
Adjusted EBITDA for the year ended December 31, 2024 was $312.5 million, an increase of $62.3 million year over year. Adjusted EBITDA margin was 22.5% for 2024, a 200 basis point expansion compared to 20.5% in 2023.
Adjusted net income for the year ended December 31, 2024 was $176.9 million, an increase of $45.8 million year over year. Adjusted diluted EPS was $1.50 for 2024, an increase of 34% over $1.12 for 2023.
Organic revenue for the year ended December 31, 2024 was $1.4 billion compared to $1.2 billion for the same period of 2023. Organic revenue growth was $196.9 million, or 17%, for 2024 compared to $187.2 million, or 19%, for 2023.
Refer to the Non-GAAP Financial Measures section below for reconciliations of adjusted EBITDA, adjusted EBITDA margin, adjusted net income, adjusted diluted EPS, organic revenue and organic revenue growth to the most directly comparable GAAP financial measures.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023
For a discussion of our 2022 financial results and a comparison of financial results for the years ended December 31, 2023 to 2022, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K filed with the SEC on February 28, 2024.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements as of December 31, 2024 and 2023 and for the years ended December 31, 2024, 2023 and 2022 and the related notes and other financial information included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under Item 1A. Risk Factors.
The following is a discussion of our consolidated results of operations for the years ended December 31, 2024 and 2023.

	For the Years Ended December 31,		Variance
(in thousands, except percentages)	2024	2023	Amount	%
Revenues:
Core commissions and fees	$1,268,790	$1,107,575	$161,215	15%
Profit-sharing and other income	108,326	104,253	4,073	4%
Commissions and fees	1,377,116	1,211,828	165,288	14%
Investment income	11,921	6,727	5,194	77%
Total revenues	1,389,037	1,218,555	170,482	14%

Operating expenses:
Commissions, employee compensation and benefits	1,032,048	911,354	120,694	13%
Other operating expenses	192,366	190,267	2,099	1%
Amortization expense	102,730	92,704	10,026	11%
Change in fair value of contingent consideration	(4,949)	61,083	(66,032)	(108)%
Depreciation expense	6,194	5,698	496	9%
Total operating expenses	1,328,389	1,261,106	67,283	5%

Operating income (loss)	60,648	(42,551)	103,199	n/m

Other income (expense):
Interest expense, net	(123,644)	(119,465)	(4,179)	3%
Gain on divestitures	38,953	—	38,953	—%
Loss on extinguishment and modification of debt	(15,113)	—	(15,113)	—%
Other expense, net	(194)	(718)	524	(73)%
Total other expense	(99,998)	(120,183)	20,185	(17)%
Loss before income taxes	(39,350)	(162,734)	123,384	(76)%
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
Commissions and Fees
We earn commissions and fees by facilitating the arrangement between insurance company partners and clients for the carrier to provide insurance to the insured party. Our commissions are usually a percentage of the premium paid by the insured and generally depend on the type of insurance, the particular insurance company partner and the nature of the services provided. Under certain arrangements with clients, we earn pre-negotiated service fees for insurance placement services. Additionally, we earn policy fees for acting in the capacity of an MGA and fulfilling certain administrative functions on behalf of insurance company partners, including delivery of policy documents, processing payments and other administrative functions. We may also receive profit-sharing commissions, which represent forms of variable consideration paid by insurance company partners associated with the placement of coverage. Profit-sharing commissions are generally based on underwriting results, but may also contain considerations for volume, growth or retention. Other revenue streams include other ancillary income, premium financing income, and marketing income based on negotiated cost reimbursement for fulfilling specific targeted Medicare marketing campaigns.
Commissions and fees increased $165.3 million, or 14%, year over year to $1.4 billion driven by organic growth in core commissions and fees of $190.0 million related to new and renewal business across client industry sectors and continued outperformance from MSI. In addition, profit-sharing and other revenue grew organically $6.9 million as a function of improvements in loss ratios and the number of policies sold for MIS and IAS, offset in part by a reduction in UCTS profit-sharing revenue, which resulted from historically strong underwriting performance in 2023. This growth was offset in part by commissions and fees of $28.8 million derived from our Wholesale Business between March and December of 2023, for which there were no comparable revenues earned in 2024 as a result of the sale of the business in the first quarter of 2024.
Investment Income
Investment income is earned by investing assets held in trust. Investment income increased $5.2 million year over year due to improvements in our cash management strategy and growing yield on our invested cash.
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

Commissions, employee compensation and benefits expense increased $120.7 million, or 13%, year over year, primarily related to outside commissions, which increased $74.1 million, after excluding outside commissions related to the Wholesale Business between March and December of 2023 of $15.8 million, due to growth in UCTS and MIS. In addition, colleague earnout incentives, which relate to contingent earnout liabilities that were reclassified, at the partner's option, to an earnout incentive bonus payable to colleagues, increased $33.4 million. Other increases, after excluding amounts related to the Wholesale Business between March and December of 2023, were driven by continued investments in headcount to support the growth of existing and new products, including colleague compensation (fixed compensation plus share-based compensation) of $21.5 million, inside advisor commissions of $15.5 million, and benefits and other expense of $12.3 million. These increases were partially offset by commissions, employee compensation and benefits expense of $23.7 million incurred by our Wholesale Business between March and December of 2023, for which there were no comparable costs incurred in 2024, and a decrease in severance expense of $12.6 million relating primarily to the retirement of two of our executive officers at the end of 2023.
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
Other operating expenses increased $2.1 million year over year, driven by higher advertising and marketing costs of $2.5 million in connection with our rebranding, travel and entertainment of $2.1 million to support the growth in IAS, payment processing fees for our MGA business of $1.9 million, and legal claims and settlements expense of $1.4 million. These increases were offset by decreases to several other operating expenses due in part to certain cost saving measures we have implemented, including the renegotiation of vendor contracts, and post partnership integration operational efficiencies gained, including lower partnership integration and infrastructure-related costs of $3.7 million and rent expense of $2.2 million.
Amortization Expense
Amortization expense increased $10.0 million year over year, primarily due to the acceleration of trade names amortization in connection with rebranding within IAS and higher amortization of intangible assets recorded in connection with our Westwood Partnership, which are amortized based on a pattern of estimated economic benefit, offset in part by a reduction in amortization related to the write-off of intangible assets in connection with the sale of our Wholesale Business during the first quarter of 2024.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration was a $4.9 million gain for the year ended December 31, 2024 compared to a $61.1 million loss for the same period of 2023. Several of our partnership agreements contain provisions that permit former selling shareholders to allocate portions of the earnout proceeds to colleagues who meaningfully contributed to the partnered firm’s achievement of the earnout. When this determination is made, we record compensation expense that is an offset to the change in contingent consideration and neutral to net income. As a result of this practice, the change in fair value of contingent consideration for the year ended December 31, 2024 was reduced by $39.3 million of colleague earnout incentives, which were reclassified, at the partner's option, from contingent earnout liabilities to an earnout incentive bonus payable to colleagues, thereby resulting in a gain in the change in fair value of contingent consideration and an increase to commissions, employee compensation and benefits expense. This gain was offset in part by positive changes in revenue growth trends of certain partners and accretion of the contingent earnout obligations approaching their respective measurement dates.
Interest Expense, Net
Interest expense, net, increased $4.2 million year over year resulting from higher average borrowings, offset in part by lower average interest rates resulting from the May 2024 debt refinancing and federal rate reductions. We expect interest expense to remain relatively flat on a year-over-year basis due to an anticipated increase in borrowings from our revolving credit facility to fund the settlement of contingent earnout liabilities, offset by lower expected average interest rates.
Refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk for further discussion of the impact of interest rates on our results of operations, financial condition and cash flows.

Gain on Divestitures
Gain on divestitures of $39.0 million for the year ended December 31, 2024 was driven by a $35.1 million gain recorded in connection with the sale of our Wholesale Business during the first quarter of 2024.
Loss on Extinguishment and Modification of Debt
Loss on extinguishment and modification of debt of $15.1 million for the year ended December 31, 2024 relates to the May 2024 debt refinancing.
FINANCIAL CONDITION—COMPARISON OF CONSOLIDATED FINANCIAL CONDITION AT DECEMBER 31, 2024 TO DECEMBER 31, 2023.
Our total assets and total liabilities increased $32.8 million and $42.9 million, respectively, year over year. The most significant changes in assets and liabilities are described below.
Premiums, commissions and fees receivable, net increased $74.3 million and premiums payable to insurance companies increased $85.7 million. The increase in each can be attributed to our revenue growth and the timing of cash collections and payments.
Intangible assets, net decreased $63.9 million as a result of amortization expense of $102.7 million, offset in part by capitalized software development costs of $38.4 million related to infrastructure to support our business.
Long term debt increased $428.0 million and our revolving line of credit decreased $341.0 million due to the May 2024 refinancing in which we upsized the term loan under a new $840 million senior secured first lien term loan facility and entered into a new senior secured first lien revolving facility with commitments in an aggregate principal amount of $600 million. Proceeds from the May 2024 refinancing were used to paydown our revolving line of credit.
Contingent earnout liabilities decreased $130.9 million resulting from settlements of $126.2 million and a change in fair value of contingent consideration gain of $4.9 million, which was impacted by the reclassification of $39.3 million of colleague earnout incentives to commissions, employee compensation and benefits expense.
Assets and liabilities held for sale of $64.4 million and $43.9 million, respectively, at December 31, 2023 were written off in connection with the sale of our Wholesale Business on March 1, 2024. Refer to Note 3 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.
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

Adjusted EBITDA and Adjusted EBITDA Margin
The following table reconciles adjusted EBITDA and adjusted EBITDA margin to net loss, which we consider to be the most directly comparable GAAP financial measure:

	For the Years Ended December 31,
(in thousands, except percentages)	2024	2023
Revenues	$1,389,037	$1,218,555

Net loss	$(41,081)	$(164,019)
Adjustments to net loss:
Interest expense, net	123,644	119,465
Amortization expense	102,730	92,704
Share-based compensation	65,503	56,222
Colleague earnout incentives	41,917	8,020
Gain on divestitures	(38,953)	—
Loss on extinguishment and modification of debt	15,113	—
Transaction-related partnership and integration expenses	10,501	20,728
Income and other taxes(1)	7,184	1,285
Depreciation expense	6,194	5,698
Severance	5,756	18,514
Change in fair value of contingent consideration	(4,949)	61,083
Loss on interest rate caps	244	1,670
Other(2)	18,682	28,834
Adjusted EBITDA	$312,485	$250,204

Net loss margin	(3)%	(13)%
Adjusted EBITDA margin	22.5%	20.5%
__________
(1)    Other taxes in 2024 include the Tax Receivable Agreement expense and other operating tax expense, such as state taxes, under GAAP.
(2)    Other addbacks to adjusted EBITDA include certain income and expenses that are considered to be non-recurring or non-operational, including certain recruiting costs, professional fees, litigation costs and bonuses.
Organic Revenue and Organic Revenue Growth
The following table reconciles organic revenue and organic revenue growth to commissions and fees, which we consider to be the most directly comparable GAAP financial measure:

	For the Years Ended December 31,
(in thousands, except percentages)	2024	2023
Commissions and fees	$1,377,116	$1,211,828
Partnership commissions and fees(1)	—	(44,696)
Organic revenue	$1,377,116	$1,167,132
Organic revenue growth(2)	$196,922	$187,213
Organic revenue growth %(2)	17%	19%
__________
(1)    Includes the first twelve months of such commissions and fees generated from newly acquired partners.
(2)    Organic revenue for the year ended December 31, 2023 used to calculate organic revenue growth for the year ended December 31, 2024 was $1.18 billion, which is adjusted to exclude commissions and fees from divestitures that occurred during 2024.

Adjusted Net Income and Adjusted Diluted EPS
The following table reconciles adjusted net income to net loss attributable to Baldwin and reconciles adjusted diluted EPS to diluted loss per share, which we consider to be the most directly comparable GAAP financial measures:

	For the Years Ended December 31,
(in thousands, except per share data)	2024	2023
Net loss attributable to Baldwin	$(24,518)	$(90,141)
Net loss attributable to noncontrolling interests	(16,563)	(73,878)
Amortization expense	102,730	92,704
Share-based compensation	65,503	56,222
Colleague earnout incentives	41,917	8,020
Gain on divestitures	(38,953)	—
Loss on extinguishment and modification of debt	15,113	—
Transaction-related partnership and integration expenses	10,501	20,728
Depreciation	6,194	5,698
Income tax expense	6,537	—
Amortization of deferred financing costs	5,841	5,129
Severance	5,756	18,514
Change in fair value of contingent consideration	(4,949)	61,083
Loss on interest rate caps, net of cash settlements	2,544	12,588
Other(1)	18,682	28,834
Adjusted pre-tax income	196,335	145,501
Adjusted income taxes(2)	19,437	14,405
Adjusted net income	$176,898	$131,096

Weighted-average shares of Class A common stock outstanding - diluted	63,455	60,135
Dilutive weighted-average shares of Class A common stock	3,598	3,874
Exchange of Class B common stock(3)	50,896	53,132
Adjusted diluted weighted-average shares outstanding	117,949	117,141

Diluted loss per share	$(0.39)	$(1.50)
Effect of exchange of Class B common stock and net loss attributable to noncontrolling interests per share	0.04	0.10
Other adjustments to loss per share	2.01	2.64
Adjusted income taxes per share	(0.16)	(0.12)
Adjusted diluted EPS	$1.50	$1.12
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

	For the Years Ended December 31,		Variance
(in thousands, except percentages)	2024	2023	Amount	%
Revenues:
Core commissions and fees	$641,286	$580,692	$60,594	10%
Profit-sharing and other income	64,871	61,651	3,220	5%
Commissions and fees	706,157	642,343	63,814	10%
Investment income	5,779	3,732	2,047	55%
Total revenues	711,936	646,075	65,861	10%

Operating expenses:
Commissions, employee compensation and benefits	534,379	447,196	87,183	19%
Other operating expenses	79,323	81,768	(2,445)	(3)%
Amortization expense	60,222	53,793	6,429	12%
Change in fair value of contingent consideration	(10,458)	38,306	(48,764)	(127)%
Depreciation expense	1,485	1,546	(61)	(4)%
Total operating expenses	664,951	622,609	42,342	7%

Operating income	46,985	23,466	23,519	100%
Total other income	5,172	183	4,989	n/m
Income before income taxes	$52,157	$23,649	$28,508	121%
__________
n/m    not meaningful
Commissions and Fees
IAS generates (i) commissions for placing insurance policies on behalf of its insurance company partners; (ii) profit-sharing income based on either the underlying book of business or performance, such as loss ratios; and (iii) fees from consulting and service fee arrangements, which are in place with certain clients for a negotiated fee.
IAS commissions and fees increased $63.8 million, or 10%, year over year to $706.2 million due primarily to organic growth in core commissions and fees. Growth in our core commissions and fees was driven by 21% sales velocity (new business as a percentage of prior year commissions and fees), which improved 410 bps over the prior-year period, and resultant new business across client industry sectors. New business growth was offset by a 510 bps headwind in underlying rate and exposure year over year, largely attributable to catastrophe-exposed real estate and construction project work weakness, as well as a decrease in retention of 140 bps, attributable to rate fatigue. In addition, profit-sharing revenue increased $3.2 million primarily resulting from improvements in loss ratios and the number of policies sold.
Investment Income
IAS investment income increased $2.0 million year over year due to improvements in our cash management strategy and growing yield on our invested cash.

Commissions, Employee Compensation and Benefits
Commissions, employee compensation and benefits expense for IAS increased $87.2 million, or 19%, year over year primarily due to an increase in colleague compensation of $36.4 million, driven by continued investments in headcount to support our growth, coupled with an increase in colleague compensation allocated to IAS that was previously recognized in Corporate and Other. IAS commissions, employee compensation and benefits expense for 2024 also included an increase related to colleague earnout incentives of $30.8 million for contingent earnout liabilities that were reclassified, at the partner's option, to an earnout incentive bonus payable to colleagues. In addition, inside advisor commissions increased $14.5 million, or 9%, in line with the growth in IAS’ core commissions and fees.
Other Operating Expenses
Other operating expenses for IAS decreased $2.4 million year over year, driven by cost savings measures we have implemented, including the renegotiation of vendor contracts and post partnership integration operational efficiencies gained, including various expense reductions of $3.8 million and lower professional fees of $1.2 million. These savings were partially offset by higher costs for travel and entertainment to support the growth in IAS of $2.8 million and higher legal claims and settlement expense of $0.4 million.
Amortization Expense
IAS amortization expense increased $6.4 million year over year due to the acceleration of trade names amortization in connection with rebranding within IAS.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration for IAS was a $10.5 million gain for the year ended December 31, 2024 compared to a $38.3 million loss for the same period of 2023. The fair value gain related to contingent consideration for the year ended December 31, 2024 was impacted by the reclassification of $39.3 million of colleague earnout incentives to commissions, employee compensation and benefits expense, offset in part by positive changes in revenue growth trends of certain partners.

UNDERWRITING, CAPACITY & TECHNOLOGY SOLUTIONS OPERATING GROUP RESULTS
UCTS consists of three distinct businesses—MSI, our reinsurance brokerage business, Juniper Re, and our captive management business. Through MSI, we manufacture proprietary, technology-enabled insurance products with a focus on sheltered channels where our products deliver speed, ease of use and certainty of execution, an example of which is our national embedded renters insurance product sold at point of lease via integrations with property management software providers. Our MGA product suite is now comprised of more than 20 products across personal, commercial and professional lines. UCTS’ Wholesale Business was sold in the first quarter of 2024 and its operations are included in our results through February 29, 2024.
Effective January 1, 2024, our FounderShield Partner moved from UCTS to IAS. Prior year results of operations for UCTS below have been recast to conform to the current organizational structure.

	For the Years Ended December 31,		Variance
(in thousands, except percentages)	2024	2023	Amount	%
Revenues:
Core commissions and fees	$455,845	$377,294	$78,551	21%
Profit-sharing and other income	13,032	25,205	(12,173)	(48)%
Commissions and fees	468,877	402,499	66,378	16%
Investment income	4,062	2,040	2,022	99%
Total revenues	472,939	404,539	68,400	17%

Operating expenses:
Commissions, employee compensation and benefits	361,717	298,108	63,609	21%
Other operating expenses	41,313	41,995	(682)	(2)%
Amortization expense	14,950	15,963	(1,013)	(6)%
Change in fair value of contingent consideration	5,085	20,930	(15,845)	(76)%
Depreciation expense	568	621	(53)	(9)%
Total operating expenses	423,633	377,617	46,016	12%

Operating income	49,306	26,922	22,384	83%
Total other income	34,107	859	33,248	n/m
Income before income taxes	$83,413	$27,781	$55,632	200%
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
UCTS commissions and fees increased $66.4 million, or 16%, year over year to $468.9 million, due to organic growth in core commissions and fees. Growth in our core commissions and fees was driven by continued outperformance in our multi-family business (accounting for $35.7 million of the increase in core commissions and fees), momentum in our homeowners product (accounting for $36.8 million of the increase in core commissions and fees) and commercial umbrella product (accounting for $9.9 million of the increase in core commissions and fees), and growing contribution from our reinsurance brokerage business and commercial property program. This growth was offset in part by core commissions and fees of $26.8 million derived from our Wholesale Business between March and December of 2023, for which there were no comparable revenues earned in 2024. Core commissions and fees growth, excluding such revenue related to the Wholesale Business between March and December of 2023, was 30%.

Profit-sharing and other revenue decreased $12.2 million year over year, of which, $7.5 million is a function of strong profit-sharing revenue in 2023, which resulted from historically strong underwriting performance in that year. The remaining decrease relates to profit-sharing and other income earned by our Wholesale Business between March and December of 2023, for which there were no comparable revenues earned in 2024, and a reduction in other income.
Investment Income
UCTS investment income increased $2.0 million year over year due to improvements in our cash management strategy and growing yield on our invested cash.
Commissions, Employee Compensation and Benefits
Commissions, employee compensation and benefits expense for UCTS includes both outside commissions paid to partners that distribute our MGA products and compensation paid primarily to colleagues. Commissions, employee compensation and benefits expense for UCTS increased $63.6 million year over year, primarily driven by outside commissions, which increased $66.8 million, or 35%, in line with the growth in UCTS core commissions and fees after excluding outside commissions relating to the Wholesale Business between March and December of 2023 of $15.8 million. Other increases, after excluding amounts relating to the Wholesale Business between March and December of 2023, included benefits and other expense of $7.0 million and colleague compensation of $8.9 million, which were driven by continued investments in headcount to support the growth of existing and new products, coupled with an increase in colleague compensation allocated to UCTS that was previously recognized in Corporate and Other. These increases were partially offset by compensation costs of $23.7 million incurred by our Wholesale Business between March and December of 2023, for which there were no comparable costs incurred in 2024.
Other Operating Expenses
Other operating expenses for UCTS were relatively flat year over year. Other operating expenses for the current year included higher costs due to fulfilling certain administrative functions on behalf of insurance company partners (including an increase in payment processing fees) of $3.2 million, generally higher costs to support the growth of the business and the launch of new products of $1.6 million, legal claims and settlement expense of $0.7 million, and travel and entertainment of $0.5 million to support growth. These increases were offset in part by reductions in partnership integration expenses of $4.2 million and professional fees of $1.2 million.
Amortization Expense
UCTS amortization expense decreased $1.0 million year over year, primarily due to the write-off of intangible assets in connection with the sale of our Wholesale Business during the first quarter of 2024.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration for UCTS was a $5.1 million loss for the year ended December 31, 2024 compared to a $20.9 million loss for the same period of 2023. The fair value loss related to contingent consideration for 2024 was impacted by positive changes in revenue growth trends of certain partners and accretion of the contingent earnout obligations approaching their respective measurement dates.
Total Other Income
Total other income for UCTS increased $33.2 million year over year, driven by a $35.1 million gain recorded in connection with the sale of our Wholesale Business during the first quarter of 2024.

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

	For the Years Ended December 31,		Variance
(in thousands, except percentages)	2024	2023	Amount	%
Revenues:
Core commissions and fees	$250,825	$217,300	$33,525	15%
Profit-sharing and other income	30,423	17,397	13,026	75%
Commissions and fees	281,248	234,697	46,551	20%
Investment income	35	—	35	—%
Total revenues	281,283	234,697	46,586	20%

Operating expenses:
Commissions, employee compensation and benefits	176,156	148,240	27,916	19%
Other operating expenses	35,593	31,698	3,895	12%
Amortization expense	26,452	22,848	3,604	16%
Change in fair value of contingent consideration	424	1,847	(1,423)	(77)%
Depreciation expense	715	570	145	25%
Total operating expenses	239,340	205,203	34,137	17%

Operating income	41,943	29,494	12,449	42%
Total other income (expense)	(15)	30	(45)	(150)%
Income before income taxes	$41,928	$29,524	$12,404	42%
Commissions and Fees
MIS generates (i) commissions for placing insurance policies on behalf of its insurance company partners; (ii) profit-sharing income based on either the underlying book of business or performance, such as loss ratios; and (iii) commissions and fees in the form of marketing income, which is earned through co-branded marketing campaigns with our insurance company partners.
MIS commissions and fees increased $46.6 million, or 20%, year over year to $281.2 million, due to organic growth in core commissions and fees. Key drivers of the organic growth in MIS core commissions and fees included our Westwood Partner (accounting for $15.7 million of the year-over-year increase in core commissions and fees), our legacy Mainstreet business (accounting for $13.9 million of the year-over-year increase in core commissions and fees), and the national mortgage and real estate channel (accounting for $4.1 million of the year-over-year increase in core commissions and fees). In addition, MIS profit-sharing and other income increased $13.0 million primarily resulting from improvements in MIS loss ratios and the number of policies sold.
Commissions, Employee Compensation and Benefits
Commissions, employee compensation and benefits expense for MIS increased $27.9 million, or 19%, year over year, primarily due to outside commissions, which increased $15.3 million, or 25%, relating to growth in our Westwood and legacy Mainstreet businesses. Other increases included colleague compensation of $7.6 million, inside advisor commissions of $3.5 million and benefits and other of $2.2 million, which were driven by continued investments in headcount to support our growth, coupled with an increase in colleague compensation allocated to MIS that was previously recognized in Corporate and Other.

Other Operating Expenses
Other operating expenses in MIS increased $3.9 million year over year, driven by higher technology-related costs to support the growth of the business of $1.1 million, licenses and taxes of $0.7 million, advertising and marketing of $0.7 million, and travel and entertainment of $0.3 million.
Amortization Expense
MIS amortization expense increased $3.6 million year over year, primarily driven by the amortization of intangible assets recorded in connection with our Westwood Partnership, which are amortized based on a pattern of estimated economic benefit.
CORPORATE AND OTHER RESULTS

	For the Years Ended December 31,		Variance
(in thousands, except percentages)	2024	2023	Amount	%
Revenues:
Commissions and fees	$(79,166)	$(67,711)	$(11,455)	17%
Investment income	2,045	955	1,090	114%
Total revenues	(77,121)	(66,756)	(10,365)	16%

Operating expenses:
Commissions, employee compensation and benefits	(40,204)	17,810	(58,014)	(326)%
Other operating expenses	36,137	34,806	1,331	4%
Amortization expense	1,106	100	1,006	n/m
Depreciation expense	3,426	2,961	465	16%
Total operating expenses	465	55,677	(55,212)	(99)%

Operating income (loss)	(77,586)	(122,433)	44,847	(37)%

Other expense:
Interest expense, net	(123,642)	(119,652)	(3,990)	3%
Loss on extinguishment and modification of debt	(15,113)	—	(15,113)	—%
Other expense, net	(507)	(1,603)	1,096	(68)%
Total other expense	(139,262)	(121,255)	(18,007)	15%

Loss before income taxes	$(216,848)	$(243,688)	$26,840	(11)%
__________
n/m    not meaningful
Commissions and Fees
Corporate and Other records the elimination of intercompany revenue from the operating groups. During 2024, UCTS recorded commissions revenue shared with other operating groups of $77.6 million and MIS recorded commissions revenue shared within the same operating group of $1.6 million.
A substantial portion of the intercompany commissions revenue recorded during 2024 is related to the QBE Program Administrator Agreement. We expect intercompany commissions revenue to continue to grow as we serve as the MGA on more intersegment revenue such as homeowners insurance sold through MIS.

Commissions, Employee Compensation and Benefits
Commissions, employee compensation and benefits expense in Corporate and Other decreased $58.0 million year over year, driven by a reduction in colleague compensation of $31.5 million, due in part to a decrease in corporate-related headcount, including the retirement of two of our executive officers at the end of 2023, coupled with a decrease in colleague compensation previously recognized in Corporate and Other that is now allocated to the operating groups. Other decreases included severance of $11.9 million relating to the retirement of two of our executive officers at the end of 2023 as mentioned above, and $11.5 million relating to an increase in intercompany commissions expense eliminations.
A significant portion of the year-over-year increase in intercompany commissions expense eliminated through Corporate and Other is related to the QBE Program Administrator Agreement. We expect intercompany commissions expense to continue to increase as we serve as the MGA on more intersegment revenue such as homeowners insurance sold through MIS.
Other Operating Expenses
Other operating expenses in Corporate and Other increased $1.3 million year over year due to an increase in tax receivable agreement expense of $4.6 million, higher advertising and marketing costs of $1.4 million connected to our rebranding, and higher licenses and taxes expense of $0.7 million. These increases were offset in part by decreases due, in part, to certain cost saving measures we have implemented, including the renegotiation of vendor contracts, and operational efficiencies gained from partnership integration projects by our operating groups, which resulted in various costs savings of $2.1 million, and reductions in professional fees of $2.0 million and travel and entertainment of $1.5 million.
Amortization Expense
Corporate and Other amortization expense increased $1.0 million year over year due to capitalized software development costs.
Interest Expense, Net
Interest expense, net, in Corporate and Other increased $4.0 million year over year resulting from higher average borrowings, offset in part by lower average interest rates resulting from the May 2024 debt refinancing and federal rate reductions. We expect interest expense to remain relatively flat on a year-over-year basis due to an anticipated increase in borrowings from our revolving credit facility to fund the settlement of contingent earnout liabilities, offset by a lower expected average interest rate.
Loss on Extinguishment and Modification of Debt
Loss on extinguishment and modification of debt in Corporate and Other of $15.1 million relates to the May 2024 debt refinancing.
LIQUIDITY AND CAPITAL RESOURCES
Our primary liquidity needs for the foreseeable future will include cash to (i) provide capital to facilitate the organic growth of our business and to fund future partnerships, (ii) pay operating expenses, including cash compensation to our colleagues and expenses related to being a public company, (iii) make payments under the Tax Receivable Agreement, (iv) pay interest and principal due on borrowings under the 2024 Credit Facility and Senior Secured Notes, (v) pay contingent earnout liabilities, (vi) pay income taxes, and (vii) fund potential investments in third-party businesses that support the growth of our business, which may include Emerald Bay or sponsorship of, and a minority, non-controlling interest in, other investment funds, the purpose of which may include facilitating the establishment of additional and alternative capacity that supports the growth of our MSI business.
We have historically financed our operations and funded our debt service through the sale of our insurance products and services, and we have financed significant cash needs to fund growth via the acquisition of partners through debt and equity financing.

On May 24, 2024, we repaid in full our then-outstanding debt with proceeds from an offering of $600 million in aggregate principal amount of 7.125% senior secured notes due May 15, 2031 (the “Senior Secured Notes”) and borrowings under a new $840 million senior secured first lien term loan facility maturing May 24, 2031 (the “2024 Term Loan”). In connection with the refinancing, we also established a new senior secured first lien revolving facility with commitments in an aggregate principal amount of $600 million maturing May 24, 2029 (the “2024 Revolving Facility” and, together with the 2024 Term Loan, the “2024 Credit Facility”). Proceeds from the issuance of the Senior Secured Notes and the 2024 Term Loan were also used to pay related fees, costs, expenses and accrued interest. Refer to Note 11 to our consolidated financial statements included in Part II, Item 8. Financial Statements and Supplementary Data of this report for more information relating to the terms of the Senior Secured Notes and 2024 Credit Facility.
On January 10, 2025, the 2024 Credit Agreement was amended to, among other things, provide for $100 million of incremental term B loans (the loans thereunder, the “2025 Term Loans”), increasing the aggregate principal amount of our existing $835.8 million senior secured first lien term loan facility maturing on May 24, 2031 to $935.8 million. The proceeds of the 2025 Term Loans were used to repay in full all of the 2024 Term Loans outstanding under the 2024 Credit Agreement.
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
As of December 31, 2024, our cash and cash equivalents were $148.1 million and we had $588.0 million of available borrowing capacity on the Revolving Facility under the 2024 Credit Agreement. We believe that our cash and cash equivalents, cash flow from operations and available borrowings will be sufficient to fund our working capital and meet our commitments for the next twelve months and beyond.
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
Contractual Obligations and Commitments
The following table represents our contractual obligations and commitments, aggregated by type, at December 31, 2024:

		Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$99,311	$21,210	$37,935	$27,815	$12,351
Debt obligations payable(2)	2,107,516	114,410	226,903	224,347	1,541,856
Undiscounted estimated contingent earnout obligations(3)	185,205	181,691	3,514	—	—
USF Grant	3,352	856	1,696	800	—
Total	$2,395,384	$318,167	$270,048	$252,962	$1,554,207
__________
(1)    Represents noncancelable operating leases for our facilities. Operating lease expense was $21.5 million and $23.2 million for the years ended December 31, 2024 and 2023, respectively.
(2)    Represents scheduled debt obligation and estimated interest payments for our Senior Secured Notes and 2024 Term Loan.
(3)    Represents the total expected future payments to be made to partners and colleagues for earnout-related obligations at December 31, 2024.
Our contractual obligations and commitments are comprised of operating lease obligations, principal and interest payments on our borrowings under the Senior Secured Notes and the 2024 Term Loan, estimated payments of contingent earnout liabilities and our commitment to the University of South Florida (“USF”).
Our operating lease obligations represent noncancelable agreements for our corporate headquarters and office space for our insurance brokerage business. Our operating lease agreements expire through August 2035. These obligations do not include leases with an initial term of twelve months or less, which are expensed as incurred. We may extend, terminate or otherwise modify or sub-lease facilities as needed to best suit the needs of our business. The lease term is the non-cancelable period of the lease and includes options to extend or terminate the lease when it is reasonably certain that an option will be exercised.

Our debt obligations at December 31, 2024 include borrowings outstanding under the Senior Secured Notes of $600.0 million and the 2024 Term Loan of $835.8 million. Estimated interest payments for outstanding borrowings on the Senior Secured Notes and 2024 Term Loan in the table above were calculated based on the applicable interest rates at December 31, 2024 of 7.125% and 7.61%, respectively, through their respective due dates of May 15, 2031 and May 24, 2031.
Substantially all of our partnerships and certain acquisitions of select books of business that do not constitute a complete business enterprise include contractual earnout provisions. We record an estimation of the fair value of the contingent earnout obligations at the partnership date as a component of the consideration paid. Our contingent earnout obligations are measured at fair value each reporting period based on the present value of the expected future payments to be made to partners in accordance with the provisions outlined in the respective purchase agreements. The recorded obligations are based on estimates of the partners’ future performance using financial projections for the earnout period. The aggregate estimated contingent earnout liabilities included on our consolidated balance sheet at December 31, 2024 was $145.6 million, of which $4.7 million must be settled in cash and the remaining $140.8 million can be settled in cash or stock at our option. The undiscounted estimated contingent earnout obligation presented in the table above represents the total expected future payments to be made to the partners. The undiscounted estimated contingent earnout obligation at December 31, 2024 was $185.2 million, of which $5.0 million must be settled in cash and the remaining $180.2 million can be settled in cash or stock at our option. The maximum estimated exposure to the contingent earnout liabilities was $268.8 million at December 31, 2024.
As of December 31, 2024, we have a remaining commitment to USF to donate $3.4 million through October 2028. The gift will provide support for the School of Risk Management and Insurance in the USF Muma College of Business. It is currently anticipated that Lowry Baldwin, the Company's Chairman, will fund half of this commitment.
Effects of Inflation
Certain of our lease agreements feature annual rent escalations either fixed or based on a consumer price index or other index, which, historically, have not had a material impact on our results of operations, including our results of operations for the years ended December 31, 2024, 2023 and 2022. Although we have recently sustained high levels of inflation, we do not anticipate the inflation rates for 2025 to have a material impact on our results of operations. We have monitored and will continue to monitor the components of compensation costs and operating expenses for the potential impact of inflation.
Off-Balance Sheet Arrangements
We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any activities that expose us to any liability that is not reflected in our consolidated financial statements except for those described under this Liquidity and Capital Resources section.
Dividend Policy
Assuming Baldwin Holdings makes distributions to its members in any given year, the determination to pay dividends, if any, to our Class A common stockholders out of the portion, if any, of such distributions remaining after our payment of taxes, Tax Receivable Agreement payments and expenses (any such portion, an “excess distribution”) will be made at the sole discretion of our board of directors. Our board of directors may change our dividend policy at any time. Refer to Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy for additional information.
Tax Receivable Agreement
Baldwin is a party to the Tax Receivable Agreement with Baldwin Holdings’ LLC Members that provides for the payment by Baldwin to Baldwin Holdings’ LLC Members of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that Baldwin actually realizes as a result of (i) any increase in tax basis in Baldwin Holdings assets resulting from (a) previous acquisitions by Baldwin of LLC Units from Baldwin Holdings’ LLC Members, (b) the acquisition of LLC Units from Baldwin Holdings’ LLC Members using the net proceeds from any future offering, (c) redemptions or exchanges by Baldwin Holdings’ LLC Members of LLC Units and the corresponding number of shares of Class B common stock for shares of Class A common stock or cash or (d) payments under the Tax Receivable Agreement, and (ii) tax benefits related to imputed interest resulting from payments made under the Tax Receivable Agreement.

Holders of LLC Units (other than Baldwin) may, subject to certain conditions and transfer restrictions described above, redeem or exchange their LLC Units for shares of Class A common stock of Baldwin on a one-for-one basis. Baldwin Holdings intends to make an election under Section 754 of the Internal Revenue Code of 1986, as amended, and the regulations thereunder (the “Code”) effective for each taxable year in which a redemption or exchange of LLC Units for shares of Class A common stock occurs, which is expected to result in increases to the tax basis of the assets of Baldwin Holdings at the time of a redemption or exchange of LLC Units. The redemptions or exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of Baldwin Holdings. These increases in tax basis may reduce the amount of tax that Baldwin would otherwise be required to pay in the future. The Tax Receivable Agreement with Baldwin Holdings’ LLC Members provides for the payment by us to Baldwin Holdings’ LLC Members of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that Baldwin actually realizes as a result of the transactions listed in the preceding paragraph. This payment obligation is an obligation of Baldwin and not of Baldwin Holdings. For purposes of the Tax Receivable Agreement, the cash tax savings in income tax will be computed by comparing the actual income tax liability of Baldwin (calculated with certain assumptions) to the amount of such taxes that Baldwin would have been required to pay had there been no increase to the tax basis of the assets of Baldwin Holdings as a result of the redemptions or exchanges and had Baldwin not entered into the Tax Receivable Agreement. Estimating the amount of payments that may be made under the Tax Receivable Agreement is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. The actual increase in tax basis, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of redemptions or exchanges, the price of shares of our Class A common stock at the time of the redemption or exchange, the extent to which such redemptions or exchanges are taxable, the amount and timing of our income, the tax rates then applicable and the portion of our payments under the Tax Receivable Agreement constituting imputed interest. We account for the effects of these increases in tax basis and associated payments under the Tax Receivable Agreement arising from future redemptions or exchanges as follows:
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
During 2024, we exchanged 2,869,808 LLC Units of Baldwin Holdings on a one-for-one basis for shares of Baldwin's Class A common stock and cancelled the corresponding shares of Baldwin's Class B common stock. We receive an increase in our share of the tax basis in the net assets of Baldwin Holdings due to the interests being redeemed. We have assessed the realizability of the net deferred tax assets and in that analysis have considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. We have recorded a full valuation allowance against the deferred tax assets at Baldwin as of December 31, 2024, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances.
As of December 31, 2024, we have recorded a Tax Receivable Agreement liability of $4.8 million associated with the payments to be made to current or former Baldwin Holdings’ LLC Members subject to the Tax Receivable Agreement.
Deferred Tax Assets
To determine the realizability of our deferred tax assets, we analyzed all evidence – both positive and negative. This includes, but is not limited to, history and/or projections of future earnings, future reversals of existing temporary tax differences and tax planning strategies. The Company has a history of cumulative losses over a three-year period (2022, 2023 and 2024), which indicates significant negative evidence. Based on the weight of evidence, the Company has determined that its deferred tax assets are not more likely than not to be realized. Accordingly, we maintain a full valuation allowance against our deferred tax assets. As the Company emerges from its cumulative loss position, we will reassess the realizability of our deferred tax assets and the necessity for a full valuation allowance.

Sources and Uses of Cash
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated:

	For the Years Ended December 31,		Variance
(in thousands)	2024	2023
Net cash provided by operating activities	$102,151	$44,644	$57,507
Net cash provided by (used in) investing activities	13,299	(21,922)	35,221
Net cash used in financing activities	(29,644)	(26,230)	(3,414)
Net increase (decrease) in cash and cash equivalents and restricted cash	85,806	(3,508)	89,314
Cash and cash equivalents and restricted cash at beginning of year	226,963	230,471	(3,508)
Cash and cash equivalents and restricted cash at end of year	$312,769	$226,963	$85,806
Operating Activities
The primary sources and uses of cash for operating activities are net income (loss) adjusted for non-cash items and changes in assets and liabilities, or operating working capital, and payment of contingent earnout consideration. Net cash provided by operating activities increased $57.5 million year over year, driven by better operating leverage.
Investing Activities
The primary sources and uses of cash for investing activities relate to cash consideration paid to fund partnerships and other investments to grow our business. Net cash provided by investing activities increased $35.2 million year over year, driven by net cash proceeds from divestitures of $57.0 million, relating primarily to the sale of our Wholesale Business during 2024, offset in part by a decrease in cash relating to higher capital expenditures of $19.7 million due to software development projects for infrastructure to support our business.
Financing Activities
The primary sources and uses of cash for financing activities relate to the issuance of our Class A common stock; debt servicing costs in connection with our long-term debt and revolving line of credit, as well as purchases, sales and settlements of interest rate caps to mitigate interest rate volatility on that debt; payment of contingent earnout consideration; and other equity transactions. Net cash used in financing activities increased $3.4 million year over year, driven by an increase in net proceeds from borrowings on our credit facilities of $99.4 million resulting from the May 2024 debt refinancing, offset in part by decreases in cash from additional payments of contingent earnout consideration classified as financing activity of $70.7 million, higher borrowing costs of $13.0 million, and fewer cash settlements from interest rate caps of $8.6 million.
RECENT ACCOUNTING PRONOUNCEMENTS
Please refer to Note 1 to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for a discussion of recent accounting pronouncements that may impact us.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our consolidated financial statements are prepared in accordance with GAAP, which requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates, judgments and assumptions are continually evaluated based on historical experience, known or expected trends, independent valuations and other factors we believe to be reasonable under the circumstances. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Our most critical accounting policies and estimates, as discussed below, govern the more significant judgments and estimates used in the preparation of our consolidated financial statements and could have a material impact on our financial condition or results of operations.
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
Medicare contracts in the MIS operating group are multi-year arrangements in which we are entitled to renewal commissions. However, we have applied a constraint to renewal commissions that limits revenue recognized when a risk of significant reversals exists based on: (i) historical renewal patterns; and (ii) the influence of external factors outside of our control, including policyholder discretion over plans and insurance company partner relationship, political influence, and a contractual provision, which limits our right to receive renewal commissions to ongoing compliance and regulatory approval of the relevant insurance company partner and compliance with the Centers for Medicare and Medicaid Services.
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
Costs to obtain contracts include compensation in the form of producer commissions paid on new business. These incremental costs are capitalized as deferred commission expense and amortized over five years, which represents management’s estimate of the average period over which a client maintains its initial coverage relationship with the original insurance company partner.
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

Undiscounted cash flow analyses are used to determine if impairment exists; if impairment is determined to exist, the loss is calculated based on estimated fair value.	Our impairment evaluations require us to apply judgment in determining whether a triggering event has occurred, including the evaluation of whether it is more-likely-than-not that an intangible asset will be disposed of significantly before the end of its previously estimated useful life. Incorrect estimation of useful lives may result in inaccurate amortization charges over future periods leading to future impairment.

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
At December 31, 2024, we had $953.5 million of intangible assets, which are included in each of our reporting units and in Corporate and Other at the following amounts:
Insurance Advisory Solutions—$636.9 million
Underwriting, Capacity & Technology Solutions—$103.8 million
Mainstreet Insurance Solutions—$206.5 million
Corporate and Other—$6.2 million
We performed a qualitative analysis of each of our asset groups as of October 1, 2024 and determined that there were no events or changes in circumstances that had occurred to indicate that the carrying amount of our intangible assets may not be recoverable. The Company also determined there were no triggering events through December 31, 2024 that would cause the Company to perform an interim period analysis. We did not record impairment charges for intangible assets in 2024, 2023 or 2022.

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
At December 31, 2024, we had $1.4 billion of goodwill. Our goodwill is included in each of our operating groups at the following amounts:
Insurance Advisory Solutions—$932.5 million
Underwriting, Capacity & Technology Solutions—$235.6 million
Mainstreet Insurance Solutions—$244.3 million
On October 1, 2024, we performed an impairment evaluation for each of our reporting units beginning with a qualitative assessment. We determined that based on the overall results of the qualitative analysis and the outlook of our reporting units, company and industry, there was no indication of goodwill impairment. Therefore, no further testing was required. We did not record goodwill impairment charges during 2024, 2023 or 2022.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Valuation of Contingent Consideration
Substantially all of our partnerships and certain acquisitions of select books of business that do not constitute a complete business enterprise include contingent consideration arrangements, which are based on the acquired company achieving thresholds related to future revenues, total insured value or number of rented units. The structure of these contingent earnout arrangements can reduce the risk of overpaying for acquisitions if the projected financial results are not achieved.
The fair values of these contingent consideration arrangements are included as part of the purchase price of the acquired companies on their respective acquisition dates. For each transaction, we estimate the fair value of contingent earnout payments as part of the initial purchase price and record the estimated fair value of contingent consideration as a liability on the consolidated balance sheets. The fair values of the earnout arrangements are estimated by discounting the expected future contingent payments to present value using a variation of the income approach, specifically using a Monte Carlo Simulation approach. We have 9 partners with a corresponding contingent consideration liability still outstanding at December 31, 2024.
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
We review and re-assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could be materially different from the initial estimates or prior quarterly amounts; however, the fair value of contingent consideration liabilities becomes less uncertain as partners approach their respective measurement dates. Any changes in the estimated fair value of contingent consideration and adjustments to the estimated fair value related to unobservable inputs will be recognized within change in fair value of contingent consideration in the consolidated statements of comprehensive loss. We recognized a $4.9 million benefit related to the change in fair value of contingent consideration in 2024.
At December 31, 2024, we recorded $145.6 million of contingent consideration liabilities related to the 9 contingent consideration arrangements still outstanding and the total potential maximum of the remaining contingent consideration payments is $268.8 million. If all remaining revenue, insured value, and rented units targets were to be achieved, our partners would be entitled to payments of up to $258.8 million in calendar year 2025 for achieving targets through September 30, 2025; and $10.0 million in calendar year 2026 for achieving targets through September 30, 2026. If the actual achievement of contingent consideration payments in 2025 through 2026 was at the maximum target amounts, we would record an additional $123.2 million of expense over the next two years.

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
We review and re-assess our cumulative three-year loss before income taxes on a quarterly basis. Deferred tax assets have been reduced by a full valuation allowance at December 31, 2024 due to a determination that it is more likely than not that all of the deferred tax assets will not be realized based on the weight of all available evidence.
If we had concluded that it was more likely than not that the full deferred tax assets will be realized, our valuation allowance would have been reversed and we would have recognized deferred tax assets of approximately $169.1 million, before indirect tax considerations, on our consolidated balance sheet at December 31, 2024.
If we did not have a valuation allowance established, we would have recognized an income tax benefit of approximately $3.1 million, before indirect tax considerations, for the year ended December 31, 2024.

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
Our invested assets are held primarily as cash and cash equivalents and restricted cash. To a lesser extent, we may also utilize certificates of deposit, U.S. treasury securities and professionally managed short duration fixed income funds. These investments are subject to market risk. The fair values of our invested assets at December 31, 2024 and 2023 approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.
At December 31, 2024, we had $835.8 million of borrowings outstanding under the 2024 Term Loan and no outstanding borrowings under our 2024 Revolving Facility. At December 31, 2024, the 2024 Term Loan bore interest based on a variable rate of term SOFR, plus an applicable margin of 325 bps. An increase of 100 basis points on the term SOFR rate at December 31, 2024 would have increased our annual interest expense for the 2024 Credit Facility by $8.4 million.
We have entered into interest rate cap agreements to limit the potential impact of interest rate changes on cash flows. The interest rate caps limit the variability of the base rate to the amount of the cap. The interest rate cap agreements in place at December 31, 2024 mitigate the interest rate volatility on $1.2 billion of debt to a maximum base rate of 7.00% through November 2025.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of The Baldwin Insurance Group, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of The Baldwin Insurance Group, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of comprehensive loss, of stockholders' equity and mezzanine equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition – Direct Bill Commission Revenue for the Insurance Advisory Services (IAS) Reportable Segment
As described in Notes 2 and 21 to the consolidated financial statements, the Company’s direct bill commission revenue for IAS was $351.3 million for the year ended December 31, 2024. The Company earns commission revenue by providing insurance placement services to insureds (“Clients”) under direct bill arrangements with insurance companies with which the Company has a contractual relationship (“Insurance Company Partners”). Commission revenues are usually a percentage of the premium paid by Clients and generally depend upon the type of insurance, the Insurance Company Partner and the nature of the services provided. Commissions for brokerage services may be invoiced near the effective date of the underlying policy or over the term of the arrangement in installments during the policy period. However, regardless of the payment terms, commissions are recognized at a point in time upon the effective date of bound insurance coverage, as no performance obligation exists after coverage is bound.
The principal consideration for our determination that performing procedures relating to revenue recognition for direct bill commission revenue for the IAS reportable segment is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition for these direct bill arrangements.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recording of direct bill commission revenue for the IAS reportable segment upon the effective date of bound insurance coverage. These procedures also included, among others, testing the revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as commission statements, invoices, and cash receipts. Testing revenue recognized involved (i) evaluating the timing of revenue recognition based upon the effective date of the bound insurance coverage and (ii) recalculating the amount of revenue recognized. The procedures performed also included testing a sample of revenue transactions recorded near period end to evaluate whether they were recognized in the appropriate period.

/s/ PricewaterhouseCoopers LLP
Tampa, Florida
February 25, 2025
We have served as the Company’s auditor since 2019.

THE BALDWIN INSURANCE GROUP, INC.
Consolidated Balance Sheets

	December 31,
(in thousands, except share and per share data)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$148,120	$116,209
Restricted cash	164,649	104,824
Premiums, commissions and fees receivable, net	702,096	627,791
Prepaid expenses and other current assets	11,625	12,730
Assets held for sale	—	64,351
Total current assets	1,026,490	925,905
Property and equipment, net	21,972	22,713
Right-of-use assets	72,367	85,473
Other assets	48,041	38,134
Intangible assets, net	953,492	1,017,343
Goodwill	1,412,369	1,412,369
Total assets	$3,534,731	$3,501,937
Liabilities, Mezzanine Equity and Stockholders’ Equity
Current liabilities:
Premiums payable to insurance companies	$641,267	$555,569
Producer commissions payable	73,126	64,304
Accrued expenses and other current liabilities	160,631	144,934
Related party notes payable	5,635	1,525
Colleague earnout incentives	32,826	8,020
Current portion of contingent earnout liabilities	142,949	215,157
Liabilities held for sale	—	43,931
Total current liabilities	1,056,434	1,033,440
Revolving line of credit	—	341,000
Long-term debt, less current portion	1,398,054	968,183
Contingent earnout liabilities, less current portion	2,610	61,310
Operating lease liabilities, less current portion	68,775	78,999
Other liabilities	61	123
Total liabilities	2,525,934	2,483,055
Commitments and contingencies (Note 20)
Mezzanine equity:
Redeemable noncontrolling interest	453	394
Stockholders’ equity:
Class A common stock, par value $0.01 per share, 300,000,000 shares authorized; 67,979,419 and 64,133,950 shares issued and outstanding at December 31, 2024 and 2023, respectively	680	641
Class B common stock, par value $0.0001 per share, 100,000,000 shares authorized; 49,552,686 and 52,422,494 shares issued and outstanding at December 31, 2024 and 2023, respectively	5	5
Additional paid-in capital	793,954	746,671
Accumulated deficit	(211,423)	(186,905)
Total stockholders’ equity attributable to Baldwin	583,216	560,412
Noncontrolling interest	425,128	458,076
Total stockholders’ equity	1,008,344	1,018,488
Total liabilities, mezzanine equity and stockholders’ equity	$3,534,731	$3,501,937

See accompanying Notes to Consolidated Financial Statements.

THE BALDWIN INSURANCE GROUP, INC.
Consolidated Statements of Comprehensive Loss

	For the Years Ended December 31,
(in thousands, except share and per share data)	2024	2023	2022
Revenues:
Commissions and fees	$1,377,116	$1,211,828	$980,720
Investment income	11,921	6,727	—
Total revenues	1,389,037	1,218,555	980,720

Operating expenses:
Commissions, employee compensation and benefits	1,032,048	911,354	719,445
Other operating expenses	192,366	190,267	173,708
Amortization expense	102,730	92,704	81,738
Change in fair value of contingent consideration	(4,949)	61,083	32,307
Depreciation expense	6,194	5,698	4,620
Total operating expenses	1,328,389	1,261,106	1,011,818

Operating income (loss)	60,648	(42,551)	(31,098)

Other income (expense):
Interest expense, net	(123,644)	(119,465)	(71,072)
Gain on divestitures	38,953	—	—
Loss on extinguishment and modification of debt	(15,113)	—	—
Other income (expense), net	(194)	(718)	26,137
Total other expense	(99,998)	(120,183)	(44,935)

Loss before income taxes	(39,350)	(162,734)	(76,033)
Income tax expense	1,731	1,285	715
Net loss	(41,081)	(164,019)	(76,748)
Less: net loss attributable to noncontrolling interests	(16,563)	(73,878)	(34,976)
Net loss attributable to Baldwin	$(24,518)	$(90,141)	$(41,772)

Comprehensive loss	$(41,081)	$(164,019)	$(76,748)
Comprehensive loss attributable to noncontrolling interests	(16,563)	(73,878)	(34,976)
Comprehensive loss attributable to Baldwin	(24,518)	(90,141)	(41,772)

Basic and diluted loss per share	$(0.39)	$(1.50)	$(0.74)
Basic and diluted weighted-average shares of Class A common stock outstanding	63,455,148	60,134,776	56,825,348

See accompanying Notes to Consolidated Financial Statements.

THE BALDWIN INSURANCE GROUP, INC.
Consolidated Statements of Stockholders’ Equity and Mezzanine Equity

	Stockholders' Equity									Mezzanine Equity
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholder Notes Receivable	Non- controlling Interest	Total	Redeemable Non- controlling Interest
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2021	58,602,859	$586	56,338,051	$6	$663,002	$(54,992)	$(219)	$578,904	$1,187,287	$269
Net income (loss)	—	—	—	—	—	(41,772)	—	(35,194)	(76,966)	218
Equity issued in business combinations	226,338	2	—	—	2,525	—	—	2,282	4,809	—
Share-based compensation, net of forfeitures	777,037	8	29,430	—	30,658	—	—	(2,100)	28,566	—
Redemption and cancellation of Class B common stock	1,841,134	18	(1,862,563)	(1)	8,106	—	—	(8,123)	—	—
Tax distributions to Baldwin Holdings' LLC Members	—	—	—	—	—	—	—	(4,321)	(4,321)	—
Repayment of stockholder notes receivable	—	—	—	—	—	—	177	—	177	—
Balance at December 31, 2022	61,447,368	614	54,504,918	5	704,291	(96,764)	(42)	531,448	1,139,552	487
Net income (loss)	—	—	—	—	—	(90,141)	—	(74,170)	(164,311)	292
Share-based compensation, net of forfeitures	676,512	7	—	—	23,685	—	—	19,995	43,687	—
Redemption of Class B common stock	2,082,424	21	(2,082,424)	—	19,975	—	—	(19,996)	—	—
Cancellation of Class A common stock	(72,354)	(1)	—	—	(1,280)	—	—	1,281	—	—
Tax distributions to Baldwin Holdings' LLC Members	—	—	—	—	—	—	—	(482)	(482)	—
Repayment of stockholder notes receivable	—	—	—	—	—	—	42	—	42	—
Distributions to variable interest entities	—	—	—	—	—	—	—	—	—	(385)
Balance at December 31, 2023	64,133,950	641	52,422,494	5	746,671	(186,905)	—	458,076	1,018,488	394
Net income (loss)	—	—	—	—	—	(24,518)	—	(16,886)	(41,404)	323
Share-based compensation, net of forfeitures	975,661	10	—	—	23,926	—	—	18,400	42,336	—
Redemption of Class B common stock	2,869,808	29	(2,869,808)	—	23,357	—	—	(23,386)	—	—
Tax distributions to Baldwin Holdings' LLC Members	—	—	—	—	—	—	—	(11,076)	(11,076)	—
Distributions to variable interest entities	—	—	—	—	—	—	—	—	—	(264)
Balance at December 31, 2024	67,979,419	$680	49,552,686	$5	$793,954	$(211,423)	$—	$425,128	$1,008,344	$453

See accompanying Notes to Consolidated Financial Statements.

THE BALDWIN INSURANCE GROUP, INC.
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(in thousands)	2024	2023	2022
Cash flows from operating activities:
Net loss	$(41,081)	$(164,019)	$(76,748)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	108,924	98,402	86,358
Change in fair value of contingent consideration	(4,949)	61,083	32,307
Share-based compensation expense	65,503	60,008	47,389
Payment of contingent earnout consideration in excess of purchase price accrual	(23,395)	(24,326)	(49,926)
Gain on divestitures	(38,953)	—	—
Loss on extinguishment of debt	1,034	—	—
Amortization of deferred financing costs	5,841	5,129	5,120
(Gain) loss on interest rate caps	244	1,670	(26,220)
Other loss	665	361	135
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Premiums, commissions and fees receivable, net	(73,762)	(132,269)	(183,006)
Prepaid expenses and other current assets	(7,213)	(6,849)	(10,383)
Right-of-use assets	16,703	17,963	(13,492)
Accounts payable, accrued expenses and other current liabilities	81,561	132,655	173,362
Colleague earnout incentives	24,806	8,020	—
Operating lease liabilities	(13,777)	(13,184)	16,531
Other liabilities	—	—	(3,889)
Net cash provided by (used in) operating activities	102,151	44,644	(2,462)
Cash flows from investing activities:
Proceeds from divestitures, net of cash transferred	56,977	3,259	—
Capital expenditures	(41,049)	(21,376)	(21,979)
Cash consideration paid for asset acquisitions	(268)	(2,118)	(3,356)
Investments in and loans to business ventures	(3,861)	(1,687)	(1,103)
Proceeds from repayment of loans to business ventures	1,500	—	—
Cash consideration paid for business combinations, net of cash received	—	—	(387,919)
Net cash provided by (used in) investing activities	13,299	(21,922)	(414,357)
Cash flows from financing activities:
Payment of contingent earnout consideration up to amount of purchase price accrual	(98,678)	(27,949)	(48,309)
Proceeds from revolving line of credit	106,000	111,000	512,000
Payments on revolving line of credit	(447,000)	(275,000)	(42,000)
Proceeds from refinancing of long-term debt	1,440,000	170,000	—
Payments relating to extinguishment and modification of long-term debt	(996,177)	—	—
Payments on long-term debt	(6,761)	(9,376)	(8,509)
Payments of deferred financing costs	(17,988)	(4,998)	(1,821)
Proceeds from the sale and settlement of interest rate caps	2,300	10,918	21,246
Purchase of interest rate caps	—	—	(3,838)
Tax distributions to Baldwin Holdings' LLC Members	(11,076)	(482)	(9,393)
Proceeds from repayment of stockholder notes receivable	—	42	177
Distributions to variable interest entities	(264)	(385)	—
Net cash provided by (used in) financing activities	(29,644)	(26,230)	419,553
Net increase (decrease) in cash and cash equivalents and restricted cash	85,806	(3,508)	2,734
Cash and cash equivalents and restricted cash at beginning of year	226,963	230,471	227,737
Cash and cash equivalents and restricted cash at end of year	$312,769	$226,963	$230,471
See accompanying Notes to Consolidated Financial Statements.

THE BALDWIN INSURANCE GROUP, INC.
Consolidated Statements of Cash Flows (Continued)

	For the Years Ended December 31,
(in thousands)	2024	2023	2022
Supplemental schedule of cash flow information:
Cash paid for interest	$111,397	$105,386	$62,702
Cash paid for taxes	2,745	1,430	1,419
Disclosure of non-cash investing and financing activities:
Conversion of contingent earnout liability to related party notes payable and to settle related party notes receivable	$5,636	$—	$2,143
Right-of-use assets obtained in exchange for operating lease liabilities	2,794	6,414	24,910
Capital expenditures incurred but not yet paid	2,804	3,583	855
Right-of-use assets increased through lease modifications and reassessments	767	1,063	5,905
Contingent earnout liabilities assumed in business combinations and asset acquisitions	224	723	14,918
Increase (decrease) in goodwill resulting from measurement period adjustments for prior year business combinations	—	(211)	5,534
Equity interest issued in business combinations and asset acquisitions	—	—	4,809
Equity issued in satisfaction of a liability	—	—	711
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents and restricted cash per consolidated balance sheet		$221,033
Restricted cash included in assets held for sale		5,930
Cash and cash equivalents and restricted cash at end of year per consolidated statements of cash flows		$226,963

See accompanying Notes to Consolidated Financial Statements.

THE BALDWIN INSURANCE GROUP, INC.
Notes to Consolidated Financial Statements
1. Business and Basis of Presentation
The Baldwin Insurance Group, Inc. was incorporated in the state of Delaware on July 1, 2019 as BRP Group, Inc. and, on May 2, 2024, was renamed The Baldwin Insurance Group, Inc.
The Baldwin Insurance Group, Inc. is a holding company and sole managing member of The Baldwin Insurance Group Holdings, LLC (formerly Baldwin Risk Partners, LLC) (“Baldwin Holdings”) and its sole material asset is its ownership interest in Baldwin Holdings, through which all of its business has been and is conducted. In these consolidated financial statements, unless the context otherwise requires, the words “Baldwin,” and the “Company” refer to The Baldwin Insurance Group, Inc., together with its consolidated subsidiaries, including Baldwin Holdings and its consolidated subsidiaries and affiliates.
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

Changes in Presentation
As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, beginning on January 1, 2024, the Company’s FounderShield Partner moved from the Underwriting, Capacity & Technology Solutions operating group to the Insurance Advisory Solutions operating group. Prior year segment reporting information in Note 21 has been recast to conform to the current organizational structure.
In addition, certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications had no impact on the Company's previously reported consolidated financial position, results of operations or cash flows.
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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)—Disaggregation of Income Statement Expenses ("ASU 2024-03") to improve the disclosures about a public business entity's expenses and supply more detailed information about the types of expenses in commonly presented expense captions. These expense captions include purchases of inventory, employee compensation, depreciation, amortization, and depletion in commonly presented expense captions such as cost of sales, selling, general and administrative expense, and research and development. This guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The Company expects the adoption of this standard to expand its expense disclosures, but otherwise have no impact on the consolidated financial statements.
Recently Adopted Accounting Standards
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (“Topic 280”)—Improvements to Reportable Segment Disclosures (“ASU 2023-07”) to enhance the disclosure requirements for reportable segments. ASU 2023-07 requires disclosure of significant segment expenses regularly provided to the chief operating decision maker (“CODM”), as well as an aggregate amount of other segment items included within segment profit or loss and a description of its composition. Additionally, ASU 2023-07 requires a description of how the CODM utilizes the reported measure of segment operating results to assess segment performance. ASU 2023-07 also requires enhanced interim disclosure requirements effectively making annual disclosures a requirement for interim reporting. The annual requirements of ASU 2023-07 became effective for the Company January 1, 2024, at which time it was adopted. The Company has included the new disclosures in Note 21 as required. New interim period disclosures are required for fiscal years beginning January 1, 2025 and will be included in the Company’s Quarterly Reports on Form 10-Q beginning for the quarter ending March 31, 2025.
2. Significant Accounting Policies
Revenue Recognition
The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”).
The Company earns commission revenue by providing insurance placement services to insureds (“clients”) under direct bill and agency bill arrangements with insurance company partners for private risk management, commercial risk management, employee benefits and Medicare insurance types. Commission revenues are usually a percentage of the premium paid by clients and generally depend upon the type of insurance, the insurance company partner and the nature of the services provided. In some cases, the Company shares commissions with other agents or brokers who have acted jointly with the Company in a transaction. The Company controls the fulfillment of the performance obligation and its relationship with its insurance company partners and the outside agents. Commissions shared with downstream agents or brokers are recorded in commission, employee compensation and benefits expense in the consolidated statements of comprehensive loss.
Commission revenue is recorded net of allowances for estimated policy cancellations, which are determined based on an evaluation of historical and current cancellation data.

Commissions for brokerage services may be invoiced near the effective date of the underlying policy or over the term of the arrangement in installments during the policy period. However, regardless of the payment terms, commissions are recognized at a point in time upon the effective date of bound insurance coverage, as no performance obligations exists after coverage is bound.
The Company earns service fee revenue for providing insurance placement services to clients for a negotiated fee, and consulting revenue is earned by providing specialty insurance consulting. Service fee and consulting revenues from certain agreements are recognized over time depending on when the services within the contract are satisfied and when the Company has transferred control of the related services to the customer.
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
Cash and Cash Equivalents
The Company considers all highly liquid short-term instruments with original maturities of three months or less to be cash equivalents. These instruments held by the Company included money market funds at December 31, 2024 and 2023. Money market funds are carried at cost, which approximates fair value, and are considered Level 1 measurements within the fair value hierarchy. As of December 31, 2024, the Company's money market funds totaled $237.5 million.
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
Premiums, commissions and fees receivable are reported net of allowances for estimated policy cancellations. The allowance for estimated policy cancellations was $18.7 million and $12.6 million at December 31, 2024 and 2023, respectively, which represents a reserve for future reversals in commission and fee revenues related to the potential cancellation of client insurance policies that were in force as of each year end. The allowance for estimated policy cancellations is established through a charge to revenues. The allowance for estimated policy cancellations is offset in part by a producer commissions chargeback of $10.3 million and $5.7 million at December 31, 2024 and 2023, respectively. The producer commissions chargeback is established through a charge to commissions, employee compensation and benefits expense and is netted against producer commissions payable on the consolidated balance sheets.
The Company recognizes an allowance for credit losses that reflects the Company's estimate of expected credit losses for its premiums, commissions and fees receivable. This allowance is not significant during any periods presented.
Property and Equipment, Net
Property and equipment is stated at cost less accumulated depreciation. For financial reporting purposes, depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets as follows:

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
Capitalized Software
The Company capitalizes certain costs to develop software for internal use as capitalized software in accordance with ASC Topic 350-40, Internal-Use Software. Costs incurred during the preliminary project stage and post-implementation stage of an internal-use software project are expensed as incurred while costs incurred during the application development stage of an internal-use software project are capitalized. Costs related to updates and enhancements to the software are only capitalized if they result in additional functionality to the Company. Capitalized software is included as a component of software under intangible assets, net on the consolidated balance sheets. The Company amortizes capitalized software on the straight-line basis over estimated useful lives of three to five years. Refer to Note 9 for additional information regarding capitalized software.

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
Intangible assets are stated at cost, less accumulated amortization, and consist of acquired relationships, software and trade names. Acquired relationships and trade names are being amortized based on a pattern of economic benefit over estimated useful lives of 15 to 20 years and one to five years, respectively. Software is amortized on the straight-line basis over estimated useful lives of two to five years.
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
The Company reviews its definite-lived intangible assets and other long-lived assets for impairment whenever an event occurs that indicates the carrying amount of an asset may not be recoverable. No impairment was recorded for the years ended December 31, 2024, 2023 or 2022.
Goodwill is subject to an impairment assessment on an annual basis or whenever indicators of impairment are present. On October 1, 2024, the Company performed an impairment evaluation for each of its reporting units beginning with a qualitative assessment. The qualitative factors we considered included general economic conditions, limitations on accessing capital, industry and market considerations, cost factors such as commissions expense that could have a negative effect on future cash flows, overall financial performance including declining cash flows and a decline in actual or anticipated commissions and fees, earnings or key statistics, and other entity-specific events such as changes in management and loss of key personnel or clients. We determined that based on the overall results of the qualitative analysis and the outlook of our reporting units, company and industry, there was no indication of goodwill impairment. As such, no further testing was required. No impairment was recorded for the years ended December 31, 2024, 2023 or 2022.
Deferred Financing Costs, Net
Deferred financing costs consist of origination fees and debt issuance costs related to obtaining and amending credit facilities. The Company has recorded these costs as an asset and liability on the consolidated balance sheets in accordance with ASC Topic 835-30, Interest. Deferred financing costs associated with revolving credit facilities are included in other assets on the consolidated balance sheets while those related to term loans and senior secured notes are recorded as an offset to long-term debt. At December 31, 2024 and 2023, deferred financing costs included in other assets were $9.5 million and $6.4 million, net of accumulated amortization of $4.6 million and $3.5 million, respectively. Deferred financing costs and original issue discount included in long-term debt totaled $45.1 million and $32.0 million, net of accumulated amortization of $15.8 million and $11.7 million, at December 31, 2024 and 2023, respectively. Such costs are amortized using the effective interest method over the terms of the respective debt. Amortization of deferred financing costs, which is included in interest expense, net in the accompanying consolidated statements of comprehensive loss, was approximately $5.8 million for the year ended December 31, 2024 and $5.1 million for each of the years ended December 31, 2023 and 2022, respectively.
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

Equity Method Investments
The Company holds equity method investments in entities in which it has deemed to have significant influence over the operating and financial policies of the investee. These investments are accounted for using the equity method of accounting in accordance with ASC Topic 323, Investments—Equity Method and Joint Ventures. Under the equity method of accounting, investments, which are included as a component of other assets on the consolidated balance sheets, are initially recorded at cost and subsequently adjusted for the Company's proportionate share of the investee's earnings or losses, distributions received from the investee, and other comprehensive income of the investee. The income or loss from equity method investments is included as a component of other income (expense), net in the consolidated statements of comprehensive loss.
At December 31, 2024, the Company had a 2.5% ownership interest in Emerald Bay Risk Solutions LLC ("Emerald Bay"), with a carrying value of $2.1 million. Despite the Company owning less than 3-5% of the outstanding voting stock, the Company exercises significant influence over Emerald Bay due to the Company’s representation on Emerald Bay’s board of directors and the significance of transactions completed between Emerald Bay and the Company.
Self-Insurance Reserve
The Company has a self-insured health insurance plan for which it carries an insurance program with specific retention levels or high per-claim deductibles for expected losses. The Company records a liability for all unresolved claims and for an estimate of incurred but not reported (“IBNR”) claims at the anticipated cost that falls below its specified retention levels or per-claim deductible amounts. In establishing reserves, the Company considers actuarial assumptions and judgments regarding economic conditions and the frequency and severity of claims. The Company had an IBNR reserve of $3.2 million and $3.8 million at December 31, 2024 and 2023, respectively, which is included in accrued expenses and other current liabilities on the consolidated balance sheets.
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
Colleague Earnout Incentives
Colleague earnout incentives represents the unpaid portion of contingent earnout liabilities that were reclassified, at the partner's option, to an earnout incentive bonus payable to colleagues. Refer to the contingent earnout liabilities rollforward in Note 19 for additional information.

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
Assets and Liabilities Held for Sale
The Company classifies assets and related liabilities as held for sale (the “disposal group”) when: (i) management has committed to a plan to sell the disposal group, (ii) the disposal group is available for immediate sale, (iii) there is an active program to locate a buyer, (iv) the sale and transfer of the disposal group is probable within one year, (v) the disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (vi) it is unlikely that significant changes will be made to the plan to sell the disposal group.
Assets and liabilities held for sale are presented separately within the consolidated balance sheets with any adjustments necessary to measure the disposal group at the lower of its carrying value or fair value less costs to sell. Goodwill is allocated to the disposal group based on the relative fair value of the disposal group and the portion of the reporting unit to be retained. Any loss on held for sale assets and liabilities is included as a component of other income (expense), net in the consolidated statements of comprehensive loss. Depreciation of property and equipment and amortization of intangible and right-of-use assets are not recorded while these assets are classified as held for sale. For each period the disposal group remains classified as held for sale, its recoverability is reassessed and any necessary adjustments are made to its carrying value. Refer to Note 3 for a summary of the major classes of assets and liabilities held for sale at December 31, 2023.
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

Income Taxes
Baldwin Holdings is treated as a partnership for U.S. federal, state and local income tax purposes. As a partnership, Baldwin Holdings’ taxable income or loss is included in the taxable income of its members. Baldwin and The Baldwin Group Colleague Inc., an indirect subsidiary of Baldwin, are both C corporations and taxable entities.
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
Tax Receivable Agreement
The Company’s future exchanges of LLC Units from Baldwin Holdings’ LLC Members and the corresponding number of shares of Class B common stock for shares of Class A common stock, is expected to result in increases in its share of the tax basis of the tangible and intangible assets of Baldwin Holdings, which will increase the tax depreciation and amortization deductions that otherwise would not have been available to Baldwin. These increases in tax basis and tax depreciation and amortization deductions are expected to reduce the amount of cash taxes that Baldwin would otherwise be required to pay in the future. Baldwin has entered into a Tax Receivable Agreement with the other members of Baldwin Holdings that requires Baldwin to pay them 85% of the amount of cash savings, if any, in U.S. federal, state, and local income tax that Baldwin actually realizes (or, under certain circumstances, is deemed to realize) as a result of the increases in tax basis in connection with exchanges by the recipients described above and certain other tax benefits attributable to payments under the Tax Receivable Agreement.
Share-Based Compensation
Share-based payments to directors, officers, colleagues and consultants are measured based on the estimated grant-date fair value. The grant-date fair value of restricted and unrestricted stock awards is equal to the market value of Baldwin’s Class A common stock on the date of grant. The Company also issues stock awards that vest based on service conditions, performance conditions, or market conditions. The Company applies the Black-Scholes option-pricing model, a Monte Carlo Simulation, or a lattice model, depending on the vesting conditions, in determining the fair value of performance-based restricted stock unit awards to colleagues. The Company recognizes share-based compensation expense over the requisite service period for awards expected to ultimately vest. The Company recognizes forfeitures as they occur. Refer to Note 15 for additional information regarding our share-based compensation plans.
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

Concentrations
For the year ended December 31, 2024, one insurance company partner accounted for approximately 10% of the Company's commissions and fees. There were no revenue concentrations for the years ended December 31, 2023 or 2022.
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
As of December 31, 2023, the Wholesale Business met the criteria to be classified as held for sale. The assets and liabilities were recorded as held for sale at their carrying value, which was determined to be lower than the fair value of the net assets less costs to sell and, as a result, no loss was recorded relating to the reclassification. The divestiture did not meet the criteria to be reported as discontinued operations and the Company continued to report the operating results for its Wholesale Business as continuing operations in the consolidated statements of comprehensive loss through February 29, 2024.
On March 1, 2024, the Company closed on the sale of its Wholesale Business for proceeds of approximately $58.9 million, subject to certain customary purchase price adjustments. The Company derecognized assets of $61.8 million, which included $9.5 million of goodwill, and liabilities of $39.9 million. The Company recognized a pre-tax gain on the sale of $35.1 million (after post-closing adjustments), which is included as a component of gain on divestitures in the consolidated statements of comprehensive loss for the year ended December 31, 2024.
The table below provides a summary of the major classes of assets and liabilities that were classified as held for sale on the consolidated balance sheets as of December 31, 2023:

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
Total revenues and expenses of the Company’s consolidated VIEs included in the consolidated statements of comprehensive loss were $2.3 million and $1.1 million, respectively, for the year ended December 31, 2024, $2.0 million and $1.1 million, respectively, for the year ended December 31, 2023, and $1.7 million and $1.0 million, respectively, for the year ended December 31, 2022.
Total assets and liabilities of the Company's consolidated VIEs included on the consolidated balance sheets were $1.6 million and $0.1 million, respectively, at December 31, 2024 and $0.8 million and $0.2 million, respectively, at December 31, 2023. The assets of the consolidated VIEs can only be used to settle the obligations of the consolidated VIEs and the creditors of the liabilities of the consolidated VIEs do not have recourse to the Company.
5. Revenue
The following table provides disaggregated revenues by major source:

	For the Years Ended December 31,
(in thousands)	2024	2023	2022
Commission revenue(1)(2)	$1,129,903	$967,552	$786,794
Profit-sharing revenue(3)	95,532	93,437	66,091
Consulting and service fee revenue(4)	78,168	74,637	61,244
Policy fee and installment fee revenue(5)	60,719	65,386	55,362
Other income(6)	12,794	10,816	11,229
Investment income(7)	11,921	6,727	—
Total revenues	$1,389,037	$1,218,555	$980,720
__________
(1)    Commission revenue is earned by providing insurance placement services to clients under direct bill and agency bill arrangements with insurance company partners for private risk management, commercial risk management, employee benefits and Medicare insurance types.
(2)    During the years ended December 31, 2024, 2023 and 2022, commission revenue included direct bill revenue of $603.2 million, $544.2 million and $444.9 million, respectively, and agency bill revenue of $526.7 million, $423.3 million and $341.9 million, respectively.
(3)    Profit-sharing revenue represents bonus-type revenue that is earned by the Company as a sales incentive provided by certain insurance company partners.
(4)    Service fee revenue is earned for providing insurance placement services to clients for a negotiated fee and consulting revenue is earned by providing specialty insurance consulting and other advisory services.
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
(6)    Other income includes other ancillary income, premium financing income, and marketing income that is based on agreed-upon cost reimbursement for fulfilling specific targeted Medicare marketing campaigns.
(7)    Investment income represents interest earnings on available cash invested in treasury money market funds.

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

	December 31,
(in thousands)	2024	2023
Contract assets(1)	$411,683	$342,692
Contract liabilities	40,780	30,281
__________
(1)    Contract assets representing unbilled revenue comprised $240.2 million and $158.1 million at December 31, 2024 and 2023, respectively.
During the year ended December 31, 2024, the Company recognized revenue of $30.3 million related to the contract liabilities balance at December 31, 2023.
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

	For the Years Ended December 31,
(in thousands)	2024	2023
Balance at beginning of year	$26,205	$21,669
Costs capitalized	17,383	12,032
Amortization	(9,744)	(7,145)
Deferred commission expense classified as held for sale	—	(351)
Balance at end of year	$33,844	$26,205
8. Property and Equipment, Net
Property and equipment, net consists of the following:

	December 31,
(in thousands)	2024	2023
Equipment	$21,666	$17,779
Leasehold improvements	11,452	8,400
Furniture	8,075	7,262
Construction in process	316	2,728
Other	522	514
Total property and equipment	42,031	36,683
Accumulated depreciation	(20,059)	(13,970)
Property and equipment, net	$21,972	$22,713
Depreciation expense recorded for property and equipment was $6.2 million, $5.7 million and $4.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.
9. Intangible Assets, Net and Goodwill
Intangible assets consist of the following:

	December 31, 2024			December 31, 2023
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Acquired relationships(1)	$1,136,326	$(259,125)	$877,201	$1,135,834	$(186,487)	$949,347
Software(2)	138,119	(65,190)	72,929	99,733	(46,543)	53,190
Trade names	27,924	(24,562)	3,362	27,924	(13,118)	14,806
Total intangible assets	$1,302,369	$(348,877)	$953,492	$1,263,491	$(246,148)	$1,017,343
__________
(1)    Acquired relationships exclude $20.7 million of gross carrying value and $9.4 million of accumulated amortization classified as held for sale at December 31, 2023
(2)    At December 31, 2024 and 2023, capitalized software had a gross carrying value of $66.9 million and $28.5 million, respectively, and accumulated amortization of $10.3 million and $1.4 million, respectively.
The Company had asset acquisitions during each of the years ended December 31, 2024 and 2023, which resulted in the addition of acquired relationships of $0.5 million and $3.5 million, respectively, each with estimated weighted-average useful lives of 15 years.
Amortization expense recorded for intangible assets was $102.7 million, $92.7 million and $81.7 million for the years ended December 31, 2024, 2023 and 2022, respectively. Amortization expense recorded for capitalized software, which is included as a component of intangible assets amortization, was $8.9 million and $1.4 million for the years ended December 31, 2024 and 2023, respectively.

Future annual estimated amortization expense over the next five years for intangible assets is as follows (in thousands):

For the Years Ending December 31,	Amortization
2025	$99,475
2026	96,372
2027	81,834
2028	70,613
2029	65,711
The changes in carrying value of goodwill by operating group are as follows:

(in thousands)	Insurance Advisory Solutions	Underwriting, Capacity & Technology Solutions	Mainstreet Insurance Solutions	Total
Balance at December 31, 2022(1)	$932,487	$245,069	$244,504	$1,422,060
Goodwill classified as held for sale(2)	—	(9,480)	—	(9,480)
Measurement period adjustments(3)	—	—	(211)	(211)
Balance at December 31, 2024 and 2023	$932,487	$235,589	$244,293	$1,412,369
__________
(1)    Beginning balances were recast to account for goodwill related to the Company’s FounderShield Partner, which moved from the Underwriting, Capacity & Technology Solutions operating group to the Insurance Advisory Solutions operating group. Refer to Note 1 for additional information.
(2)    Refer to Note 3 for additional information regarding goodwill classified as held for sale.
(3)    Measurement period adjustments recorded during 2023 relating to businesses acquired in 2022 decreased current liabilities by $0.2 million.
10. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	December 31,
(in thousands)	2024	2023
Accrued compensation and benefits	$67,036	$53,728
Contract liabilities	40,780	30,281
Current portion of operating lease liabilities	17,078	16,704
Accrued expenses	12,351	23,274
Current portion of long-term debt	8,400	10,243
Accrued interest	6,194	2,009
Other	8,792	8,695
Accrued expenses and other current liabilities	$160,631	$144,934
11. Long-Term Debt
As of December 31, 2023, the JPM Credit Agreement, as amended, provided for senior secured credit facilities in an aggregate principal amount of $1.62 billion, which consisted of (i) a term loan facility in the principal amount of $1.02 billion maturing in October 2027 (the “Term Loan B”) and (ii) a revolving credit facility with commitments in an aggregate principal amount of $600 million maturing in April 2027 (the “Revolving Facility”).Borrowings under the Revolving Facility accrued interest at SOFR plus 210 bps to SOFR plus 310 bps based on total net leverage ratio. At December 31, 2023, outstanding borrowings under the Term Loan B and the Revolving Facility had applicable interest rates of 8.97% and 8.46%, respectively.

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
In connection with the Senior Secured Notes and the 2024 Credit Facility, the Company incurred $32.0 million in debt issuance costs, of which $18.0 million were capitalized as deferred financing costs that will be amortized over the term of the Senior Secured Notes. A substantial portion of the deferred financing costs relate to the Senior Secured Notes and 2024 Term Loan and are recorded as an offset to long-term debt on the consolidated balance sheets, while those associated with the 2024 Revolving Facility are included in other assets. The remaining costs of $14.0 million, consisting of third-party financing costs related to the portion of the Term Loan B refinancing that was accounted for as a modification of debt, were expensed during the year ended December 31, 2024. The Company recorded an additional loss of $1.0 million related to the partial extinguishment of the Term Loan B during the year ended December 31, 2024. All remaining previously unamortized deferred financing costs continue to be amortized over the term of the 2024 Term Loan and 2024 Revolving Facility, as appropriate. The aggregate loss on extinguishment and modification of debt of $15.1 million was reported separately in the consolidated statements of comprehensive loss for the year ended December 31, 2024.
Senior Secured Notes
The Senior Secured Notes were issued by Baldwin Holdings and a wholly-owned corporate subsidiary of Baldwin Holdings (the “co-issuer” and, together with Baldwin Holdings, the “issuers”) pursuant to an indenture, dated as of May 24, 2024 (the “indenture”), by and among the issuers, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent. Interest on the Senior Secured Notes is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2024. The Senior Secured Notes are jointly, severally and unconditionally guaranteed on a senior secured basis by the guarantors that guarantee or will guarantee indebtedness under the 2024 Credit Facility (the “guarantees”). The Senior Secured Notes and the guarantees rank pari passu in right of payment with all existing and future senior indebtedness of the issuers and the guarantors, including indebtedness under the 2024 Credit Facility, and are secured on a first-lien basis by the collateral that secures indebtedness under the 2024 Credit Facility.
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
The issuers were in compliance with all such covenants at December 31, 2024.
The indenture also provides for customary events of default.

2024 Credit Facility
The 2024 Term Loan was issued at 99.75% of par and bears interest at a rate of term SOFR, plus an applicable margin of 325 bps, with a margin step-down to 300 bps at a first lien net leverage ratio of 4.00x or below. At December 31, 2024, the outstanding borrowings on the 2024 Term Loan of $835.8 million had an applicable interest rate of 7.61%.
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
The interest rate for the 2024 Revolving Facility is term SOFR, plus a credit spread adjustment of 10 bps, plus an applicable margin of 200 bps to 300 bps based on a total first lien net leverage ratio. There were no outstanding borrowings on the 2024 Revolving Facility at December 31, 2024; however, the 2024 Revolving Facility is subject to a commitment fee of 0.40% on the unused capacity at December 31, 2024, which may be reduced to 0.35%, 0.30% or 0.25% if total net leverage ratio reduces to certain specified levels in the future. The Company will pay a letter of credit fee equal to the margin then in effect with respect to term SOFR loans under the 2024 Revolving Facility multiplied by the daily amount available to be drawn under any letter of credit, a fronting fee and any customary documentary and processing charges for any letter of credit issued under the 2024 Credit Agreement. At December 31, 2024, the Company had unused letters of credit issued under the Revolving Facility of $12.0 million.
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
The 2024 Credit Agreement contains a financial maintenance covenant requiring Baldwin Holdings to maintain a total first lien net leverage ratio at or below 7.00 to 1.00 on a pro forma basis. The 2024 Credit Agreement also contains certain customary events of default with certain cure periods, as applicable. Baldwin Holdings was in compliance with all such covenants at December 31, 2024.
Debt Maturities
Future annual maturities of long-term debt are as follows as of December 31, 2024:

(in thousands)	Amount
Payments for the years ending December 31,
2025	$8,400
2026	8,400
2027	8,400
2028	8,400
2029	8,400
Thereafter	1,393,800
Total long-term debt	1,435,800
Less: unamortized debt discount and issuance costs	(29,346)
Net long-term debt	$1,406,454
January 2025 Refinancing
On January 10, 2025, the 2024 Credit Agreement was amended to, among other things, provide for $100 million of incremental term B loans (the loans thereunder, the “2025 Term Loans”), increasing the aggregate principal amount of Baldwin Holdings’ existing $835.8 million senior secured first lien term loan facility maturing on May 24, 2031 to $935.8 million. The proceeds of the 2025 Term Loans were used to repay in full all of the 2024 Term Loans outstanding under the 2024 Credit Agreement.
The 2025 Term Loans bear interest at term SOFR, plus an applicable margin of 300 bps, with a margin step-down to 275 bps at a first lien net leverage ratio of 4.00x or below. The 2025 Term Loans are otherwise subject to the same terms to which the 2024 Term Loans were subject under the 2024 Credit Agreement.
Interest Rate Caps
The Company uses interest rate caps to mitigate its exposure to interest rate risk on its debt by limiting the impact of interest rate changes on cash flows. The interest rate caps limit the variability of the applicable base rate to the amount of the cap. At December 31, 2024, the Company held two interest rate caps each with a notional amount of $600.0 million and interest rate cap of 7.00% expiring on November 30, 2025. The interest rate caps, which are included as a component of other assets on the consolidated balance sheets, are recorded at an aggregate fair value of less than $0.1 million and $2.6 million at December 31, 2024 and 2023, respectively. The Company recognized a loss on interest rate caps of $0.2 million and $1.7 million for the years ended December 31, 2024 and 2023, respectively. The gain or loss on interest rate caps is included as a component of other income (expense), net in the consolidated statements of comprehensive loss.

12. Leases
The Company has operating leases relating to its facilities and office equipment with terms expiring though August 2035. Determination of whether a new contract is a lease is made at contract inception or at the modification date for a modified contract. The Company's operating leases may require fixed rental payments, variable lease payments based on usage or sales and fixed non-lease costs relating to the leased asset. Fixed non-lease costs such as common-area maintenance costs are included in the measurement of the right-of-use asset and lease liability as the Company does not separate lease and non-lease components. Variable lease payments are generally not included in the measurement of the right-of-use asset and lease liability and are recorded as lease expense in the period incurred. Short-term leases of 12 months or less are expensed in conjunction with the Company's short-term policy election.
The Company's operating leases may include renewal or termination options. Options to extend or terminate leases are excluded from balance sheet recognition until the options are reasonably certain to be exercised. The Company only included executed options to extend its leases in its calculation of right-of-use assets and lease liabilities at December 31, 2024.
Operating lease right-of-use assets and lease liabilities were as follows:

	December 31,
(in thousands)	2024	2023
Assets:
Right-of-use assets	$72,367	$85,473

Liabilities:
Operating lease liabilities, current portion	$17,078	$16,704
Operating lease liabilities, non-current	68,775	78,999
Total operating lease liabilities	$85,853	$95,703
The components of the lease costs were as follows:

	For the Years Ended December 31,
(in thousands)	2024	2023	2022
Operating lease costs	$21,504	$23,195	$19,921
Variable lease costs	5,175	3,677	3,073
Supplemental cash flow information relating to our leases was as follows:

	For the Years Ended December 31,
(in thousands)	2024	2023	2022
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows used in operating leases	$21,719	$19,587	$17,125

Operating lease non-cash items:
Right-of-use assets obtained in exchange for operating lease liabilities	$2,794	$6,414	$24,910
Right-of-use assets increased through lease modifications and reassessments	767	1,063	5,905
Weighted average remaining lease terms and discount rates were as follows:

	December 31,
	2024	2023
Operating leases:
Remaining lease term	5.2 years	5.4 years
Discount rate	5.4%	5.3%

Future minimum lease payments under non-cancelable operating lease agreements at December 31, 2024 were as follows:

(in thousands)	Minimum Future Lease Payments
For the years ending December 31,
2025	$21,210
2026	19,571
2027	18,364
2028	14,920
2029	12,895
Thereafter	12,351
Total minimum lease payments	99,311
Less: amounts representing interest or imputed interest	(13,458)
Present value of lease liabilities	$85,853
13. Stockholders’ Equity and Noncontrolling Interest
Capital Stock
Baldwin’s certificate of incorporation authorized capital stock consisting of 300 million shares of Class A common stock with a par value $0.01 per share, 100 million shares of Class B common stock with a par value of $0.0001 per share, and 50 million shares of preferred stock with a par value of $0.01 per share.
The following table shows a rollforward of our common stock outstanding for the prior three years:

	Class A Common Stock	Class B Common Stock
Shares issued at December 31, 2021	58,602,859	56,338,051
Shares issued in connection with partnerships	226,338	—
Common stock and restricted stock grants under Omnibus Incentive Plan, net of forfeitures and shares withheld for taxes	784,630	—
Common stock and restricted stock grants under Partnership Inducement Award Plan, net of forfeitures and shares withheld for taxes	(7,593)	—
Redemption of Class B shares of common stock for Class A shares	1,841,134	(1,841,134)
Equity issued in satisfaction of a liability	—	29,430
Forfeiture of unvested Class B shares	—	(21,429)
Shares issued at December 31, 2022	61,447,368	54,504,918
Common stock and restricted stock grants under Omnibus Incentive Plan, net of forfeitures and shares withheld for taxes	854,067	—
Common stock and restricted stock grants under Partnership Inducement Award Plan, net of forfeitures and shares withheld for taxes	(177,555)	—
Redemption of Class B shares of common stock for Class A shares	2,082,424	(2,082,424)
Cancellation of Class A shares to settle obligation from partner	(72,354)	—
Shares issued at December 31, 2023	64,133,950	52,422,494
Common stock and restricted stock grants under Omnibus Incentive Plan, net of forfeitures and shares withheld for taxes	1,203,880	—
Common stock and restricted stock grants under Partnership Inducement Award Plan, net of forfeitures and shares withheld for taxes	(228,219)	—
Redemption of Class B shares of common stock for Class A shares	2,869,808	(2,869,808)
Shares issued at December 31, 2024	67,979,419	49,552,686

Class A Common Stock
Stockholders of Baldwin’s Class A common stock are entitled to one vote for each share held of record on all matters on which stockholders are entitled to vote generally, including the election or removal of directors, although they do not have cumulative voting rights in the election of directors. Stockholders of Class A common stock are entitled to receive dividends when and if declared by our board of directors, subject to any restrictions on the payment of dividends.
Upon our liquidation, dissolution or winding up and after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the stockholders of Class A common stock will be entitled to receive pro rata our remaining assets available for distribution.
Class B Common Stock
The Class B common stock can be exchanged (together with a corresponding number of LLC Units) for shares of Class A common stock on a one-for-one basis, subject to certain restrictions, and the shares of Class B common stock will be cancelled on a one-for-one basis with the redemption or exchange. Except for transfers to us pursuant to the Amended LLC Agreement or to certain permitted transferees, Baldwin Holdings’ LLC Members are not permitted to sell, transfer or otherwise dispose of any LLC Units or shares of Class B common stock.
Each share of Class B common stock entitles the stockholder to one vote per share, together with holders of Class A common stock as a single class, on all matters submitted to a vote of our stockholders. If at any time the ratio at which LLC Units are redeemable or exchangeable for shares of Class A common stock changes from one-for-one, the number of votes to which Class B common stockholders are entitled will be adjusted accordingly. Class B common stockholders will vote together with Class A common stockholders as a single class on all matters on which stockholders are entitled to vote generally, except as otherwise required by law. Class B common stockholders do not have cumulative voting rights in the election of directors, nor do they have any right to receive dividends or to receive a distribution upon a liquidation or winding up of Baldwin.
Noncontrolling Interest
Baldwin is the sole managing member of Baldwin Holdings. As such, Baldwin consolidates Baldwin Holdings in its consolidated financial statements, resulting in a noncontrolling interest related to the LLC Units held by Baldwin Holdings’ LLC Members in its consolidated financial statements.
The following table summarizes the ownership interest in Baldwin Holdings:

	December 31, 2024		December 31, 2023
	LLC Units	Percentage	LLC Units	Percentage
Interest in Baldwin Holdings held by Baldwin	67,979,419	58%	64,133,950	55%
Noncontrolling interest in Baldwin Holdings held by Baldwin Holdings’ LLC Members	49,552,686	42%	52,422,494	45%
Total	117,532,105	100%	116,556,444	100%
14. Related Party Transactions
Due to/from Related Parties
The Company had $1.5 million due from related parties at December 31, 2023, which included amounts due from partners for post-closing cash requirements in accordance with partnership agreements. This receivable at December 31, 2023 also included $0.8 million for a loan made to Emerald Bay, an entity formed for the benefit of the MGA business, and to which the Company, Lowry Baldwin, the Company's Chairman, and members of the Company's executive management team have made capital commitments. All amounts due from related parties, which were included in prepaid expenses and other current assets on the consolidated balance sheets, had been repaid at December 31, 2024.
The Company funded an initial investment in Emerald Bay of $2.4 million during the year ended December 31, 2024. Investments are included in other assets on the consolidated balance sheets.
Related party notes payable of $5.6 million and $1.5 million at December 31, 2024 and 2023, respectively, relate to the settlement of contingent earnout consideration for certain of the Company's partners.

Commission Revenue
The Company serves as a broker for Holding Company of the Villages, Inc. (“The Villages”), a significant shareholder, and certain affiliated entities. Commission revenue recorded from transactions with The Villages and affiliated entities was $2.4 million for the year ended December 31, 2024 and $2.1 million for each of the years ended December 31, 2023 and 2022.
The Company serves as a broker for certain entities in which a member of our board of directors has a material interest. Commission revenue recorded from transactions with these entities was $0.2 million for the year ended December 31, 2024 and $0.3 million for each of the years ended December 31, 2023 and 2022.
Commissions and Consulting Expense
Two brothers of Lowry Baldwin, the Company's Chairman, collectively received producer commissions from the Company comprising approximately $0.6 million during each of the years ended December 31, 2024, 2023 and 2022.
Rent Expense
The Company has various agreements to lease office space from wholly-owned subsidiaries of The Villages. Rent expense ranges from approximately $3,000 to $14,000 per month, per lease. Lease agreements expire on various dates through December 2027. Total rent expense incurred with respect to The Villages and its wholly-owned subsidiaries was approximately $0.7 million for the year ended December 31, 2024 and $0.4 million for each of the years ended December 31, 2023 and 2022. Total right-of-use assets and operating lease liabilities included on the Company's balance sheets relating to these lease agreements were $1.3 million and $1.4 million, respectively, at December 31, 2024, and $1.4 million each at December 31, 2023.
The Company has various agreements to lease office space from other related parties. Rent expense ranges from approximately $2,000 to $59,000 per month, per lease. Lease agreements expire on various dates through December 2030. Total rent expense incurred with respect to other related parties was approximately $3.7 million, $3.9 million and $3.8 million for the years ended December 31, 2024, 2023 and 2022, respectively. Total right-of-use assets and operating lease liabilities included on the Company's balance sheets relating to these lease agreements were $9.7 million and $10.3 million, respectively, at December 31, 2024 and $12.9 million and $13.4 million, respectively, at December 31, 2023.
Other
Lowry Baldwin, the Company's Chairman, paid $0.4 million, $0.3 million and $0.3 million of Baldwin Holdings' commitment to the University of South Florida (“USF”) during each of the years ended December 31, 2024, 2023 and 2022, respectively. Refer to Note 20 for additional information regarding this commitment.
15. Share-Based Compensation
Omnibus Incentive Plan and Partnership Inducement Award Plan
The Company adopted an Omnibus Incentive Plan (the “Omnibus Plan”) and a Partnership Inducement Award Plan (the “Inducement Plan” and collectively with the Omnibus Plan, the “Plans”) to motivate and reward colleagues and certain other individuals to perform at the highest level and contribute significantly to the Company’s success, thereby furthering the best interests of Baldwin Insurance Group’s stockholders. The Plans permit the grant of both nonqualified and incentive stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock unit awards (“RSUs”), other performance awards (including performance-based RSUs (“PSUs”) issued in connection with the Long-Term Incentive Plan (“LTIP”) for executives), cash-based awards and share-based awards to the Company’s directors, officers, colleagues and, solely with respect to the Omnibus Plan, consultants. The aggregate value of all compensation paid to a non-employee director under the Omnibus Plan in any calendar year may not exceed $250,000 and awards granted under the Inducement Plan require a minimum vesting period of one year.
The Plans are administered by the Compensation Committee, the members of which are independent members of the board of directors. The Compensation Committee assesses issuances under the Plans in the context of the Company's fully-diluted capital composition, which includes shares of Class A common stock and Class B common stock.

The total number of shares of Class A common stock authorized for issuance under the Omnibus Plan and Inducement Plan was 10,793,035 and 3,000,000, respectively, at December 31, 2024. Under the Omnibus Plan, the number of shares of Class A common stock reserved for issuance will increase on the first day of each fiscal year by the lesser of (i) 2% of the aggregate shares of Class A and Class B common stock outstanding on the last day of the immediately preceding fiscal year and (ii) such number of shares as determined by the Company’s board of directors. In accordance therewith, the number of authorized shares of Class A common stock reserved for issuance under the Omnibus Plan increased by 2,350,642 shares effective January 1, 2025.
At December 31, 2024, there were 2,351,733 and 1,854,673 shares of Class A common stock available for grant under the Omnibus Plan and Inducement Plan, respectively. The Company issues new shares of Class A common stock upon the grant of RSAs and the vesting of PSUs. During the year ended December 31, 2024, the Company made awards of RSAs, PSUs and fully-vested shares under the Plans to its non-employee directors, officers, colleagues and consultants. Fully-vested shares issued to directors, officers and colleagues during the year ended December 31, 2024 were vested upon issuance while RSAs issued to colleagues and consultants generally either cliff vest after three to four years or vest ratably over three to five years. The vesting of RSAs and PSUs issued to the Company's executive officers is discussed below under Long-Term Incentive Plan.
The following table summarizes the activity for awards granted by the Company under the Plans:

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Non-vested awards outstanding at December 31, 2021	3,215,731	$28.83
Granted	1,258,300	26.58
Vested and settled	(756,655)	28.24
Forfeited	(122,073)	26.75
Non-vested awards outstanding at December 31, 2022	3,595,303	28.26
Granted	1,855,051	28.97
Vested and settled	(1,541,042)	25.93
Forfeited	(387,722)	32.17
Non-vested awards outstanding at December 31, 2023	3,521,590	29.22
Granted	1,992,423	31.80
Vested and settled	(1,708,427)	28.37
Forfeited	(334,204)	29.52
Non-vested awards outstanding at December 31, 2024	3,471,382	31.08
Non-vested awards outstanding at December 31, 2024 that are expected to vest	2,892,524	31.41
The total fair value of shares that vested and settled under the Plans was $48.5 million, $40.0 million and $21.4 million for the years ended December 31, 2024, 2023 and 2022, respectively. Non-vested awards outstanding at December 31, 2024 include 698,898 PSUs expected to vest, which have an aggregate intrinsic value of $27.1 million and a weighted-average remaining contractual term of 1.3 years.
Share-based compensation is recognized ratably over the vesting period of the respective awards and includes expense related to issuances under the Plans and, prior to 2023, advisor incentive awards. Share-based compensation also includes the portion of annual bonuses that are payable in fully-vested shares of Class A common stock. The Company recognizes share-based compensation expense for the Plans net of actual forfeitures. The Company recorded share-based compensation expense of $65.5 million, $56.2 million and $47.4 million for the years ended December 31, 2024, 2023 and 2022, respectively. Share-based compensation expense is included in commissions, employee compensation and benefits expense in the consolidated statements of comprehensive loss. The Company had $58.8 million of total unrecognized compensation cost related to non-vested shares at December 31, 2024, which is expected to be recognized over a weighted-average period of 2.0 years.

Long-Term Incentive Plan
During the years ended December 31, 2024, 2023 and 2022, the Compensation Committee awarded the Company’s executive officers incentive compensation awards under the LTIP consisting of (i) PSUs with an aggregate target grant date value of $5.8 million, $7.6 million and $5.1 million, respectively, and (ii) RSAs with an aggregate grant date value of $0.4 million, $0.4 million and $1.5 million, respectively. The incentive compensation awards granted during the years ended December 31, 2024, 2023 and 2022 have an aggregate maximum value of $19.6 million, $25.9 million and $14.2 million, respectively.
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
Valuation Assumptions
The fair value of PSUs with market conditions was estimated on the grant date using a Monte Carlo analysis to model the value of the PSUs using the following assumptions. Expected volatility is based on an average of implied volatility on the valuation date and the one-year historical volatility of Baldwin and publicly-traded companies within a peer group and, in previous years, the Russell 3000 Index. The risk-free interest rate is based on the U.S. Treasury rates in effect at the time of the grant. Expected term is based on the remaining measurement period of the awards at the grant date. The assumptions used in calculating the fair value of the PSUs with market conditions are set forth in the table below.

	For the Years Ended December 31,
	2024	2023	2022
Expected volatility minimum	22%	18%	19%
Expected volatility maximum	55%	364%	267%
Risk-free interest rate	4.48%	4.41%	2.00%
Expected term	2.8 years	2.9 years	2.8 years
16. Retirement Plan
The Company sponsors a 401(k) retirement plan for colleagues who meet specific age and service requirements. This plan allows for participants to make salary deferral contributions. Employer matching and profit-sharing contributions to this plan are discretionary. Company contributions were $15.9 million, $16.9 million and $11.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.
17. Income Taxes
Baldwin is the sole managing member of Baldwin Holdings, which is treated as a partnership for U.S. federal, state and local income tax purposes. As a partnership, Baldwin Holdings is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Baldwin Holdings is passed through to and included in the taxable income or loss of its partners, including Baldwin, on a pro rata basis. Baldwin is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to Baldwin’s allocable share of income of Baldwin Holdings.

Components of income tax expense include the following:

	For the Years Ended December 31,
(in thousands)	2024	2023	2022
Current
Federal	$19	$75	$18
State and local	1,712	1,250	693
Total current income tax expense	1,731	1,325	711
Deferred
Federal	—	(40)	(2)
State and local	—	—	6
Total deferred income tax expense	—	(40)	4
Total income tax expense	$1,731	$1,285	$715
Income tax expense at the Company’s effective tax rate differed from the statutory tax rate as follows:

	For the Years Ended December 31,
(in thousands)	2024	2023	2022
Loss before income taxes	$(39,350)	$(162,734)	$(76,033)

Noncontrolling interest	3,088	18,357	9,415
Tax provision at statutory rate (21%)	(8,263)	(34,593)	(15,966)
Effect of:
Valuation allowance	4,878	20,574	8,787
True-up and adjustments	4,463	128	(502)
State rate change	(3,517)	(479)	824
State and local income tax	1,310	(5,799)	(2,659)
Share-based compensation	(383)	778	124
IRC 162(m)	155	987	152
Other	—	1,332	540
Total income tax expense	$1,731	$1,285	$715
The following table summarizes the components of deferred tax assets and liabilities:

	December 31,
(in thousands)	2024	2023
Deferred tax assets
Investment in partnerships	$117,799	$105,398
163(j) limitation carryforward	36,005	22,313
Net operating loss	12,260	9,719
Capitalized transaction costs	1,898	1,955
Charitable contributions	1,107	757
Total deferred tax assets	169,069	140,142
Less: valuation allowance	(169,069)	(140,142)
Net deferred tax assets	$—	$—
Deferred tax balances reflect the impact of temporary differences between the carrying amount of assets and liabilities and their tax basis and are stated at the tax rates in effect when the temporary differences are expected to be recovered or settled. The Company assessed the future realization of the tax benefit of its existing deferred tax assets and concluded that it is more likely than not that all of the deferred tax assets will not be realized in the future. As a result, the Company recorded a valuation allowance of $169.1 million and $140.1 million against its deferred tax assets at December 31, 2024 and 2023, respectively.

As of December 31, 2024, the Company has not recognized any uncertain tax positions, penalties, or interest as management has concluded that no such positions exist. The Company is subject to federal examination for tax years beginning with the year ended December 31, 2020 and state examination for tax years beginning with the year ended December 31, 2019. The Company is not currently subject to income tax audits in any U.S. or state jurisdictions for any tax year. In addition, all of our federal net operating losses and 163(j) interest expense limitations can be carried forward indefinitely while our state net operating losses will begin to expire in 2040.
Tax Receivable Agreement
Baldwin Holdings makes an election under Section 754 of the Internal Revenue Code of 1986, as amended, and the regulations thereunder (the “Code”) effective for each taxable year in which a redemption or exchange of LLC Units and corresponding Class B common stock for shares of Class A common stock occurs. Exchanges result in tax basis adjustments to the assets of Baldwin Holdings, which produce favorable tax attributes and reduce the amount of tax that Baldwin is required to pay. The Company has determined that it is more likely than not that these benefits will not be realized.
Baldwin is a party to the Tax Receivable Agreement with Baldwin Holdings’ LLC Members that provides for the payment by Baldwin to Baldwin Holdings’ LLC Members of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that Baldwin actually realizes as a result of (i) any increase in tax basis in Baldwin Holdings assets resulting from (a) previous acquisitions by Baldwin of LLC Units from Baldwin Holdings’ LLC Members, (b) the acquisition of LLC Units from Baldwin Holdings’ LLC Members using the net proceeds from any future offering, (c) redemptions or exchanges by Baldwin Holdings’ LLC Members of LLC Units and the corresponding number of shares of Class B common stock for shares of Class A common stock or cash or (d) payments under the Tax Receivable Agreement, and (ii) tax benefits related to imputed interest resulting from payments made under the Tax Receivable Agreement.
This payment obligation is an obligation of Baldwin and not of Baldwin Holdings. For purposes of the Tax Receivable Agreement, the cash tax savings in income tax will be computed by comparing the actual income tax liability of Baldwin (calculated with certain assumptions) to the amount of such taxes that Baldwin would have been required to pay had there been no increase to the tax basis of the assets of Baldwin Holdings as a result of the redemptions or exchanges and had Baldwin not entered into the Tax Receivable Agreement. Estimating the amount of payments that may be made under the Tax Receivable Agreement is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. While the actual increase in tax basis, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of redemptions or exchanges, the price of shares of our Class A common stock at the time of the redemption or exchange, the extent to which such redemptions or exchanges are taxable and the amount and timing of our income. The Company accounts for the effects of these increases in tax basis and associated payments under the Tax Receivable Agreement arising from future redemptions or exchanges as follows:
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
As of December 31, 2024, the Company has recorded a Tax Receivable Agreement liability of $4.8 million associated with the payments to be made to current or former Baldwin Holdings’ LLC Members subject to the Tax Receivable Agreement, which is included in accrued expenses and other current liabilities on the consolidated balance sheets.
18. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) attributable to Baldwin by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings (loss) per share is computed giving effect to all potentially dilutive shares of common stock.

The following table sets forth the computation of basic and diluted loss per share:

	For the Years Ended December 31,
(in thousands, except per share data)	2024	2023	2022
Basic and diluted loss per share:
Loss attributable to Baldwin	$(24,518)	$(90,141)	$(41,772)
Shares used for basic and diluted loss per share:
Basic and diluted weighted-average shares of Class A common stock outstanding	63,455	60,135	56,825
Basic and diluted loss per share	$(0.39)	$(1.50)	$(0.74)
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

	For the Years Ended December 31,
	2024	2023	2022
Unvested RSAs and PSUs	3,597,954	3,874,639	3,595,303
Shares of Class B common stock	50,895,956	53,132,031	54,504,918
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

	Fair Value Hierarchy
	Level 1		Level 2		Level 3
	December 31,		December 31,		December 31,
(in thousands)	2024	2023	2024	2023	2024	2023
Assets:
Interest rate caps	—	—	$18	$2,562	—	—
Total assets measured at fair value	$—	$—	$18	$2,562	$—	$—

Liabilities:
Contingent earnout liabilities	$—	$—	$—	$—	$145,559	$276,467
Total liabilities measured at fair value	$—	$—	$—	$—	$145,559	$276,467
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
The fair value of contingent earnout liabilities is based on sales projections for the acquired entities, which are reassessed each reporting period. Based on the Company’s ongoing assessment of the fair value of its contingent earnout liabilities, the Company recorded a net increase (decrease) in the estimated fair value of such liabilities of $(4.9) million, $61.1 million and $32.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. The Company has assessed the maximum estimated exposure to the contingent earnout liabilities to be $268.8 million at December 31, 2024.
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

The fair value of the contingent earnout liabilities is based on Monte Carlo simulations that measure the present value of the expected future payments to be made to partners in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, the Company estimates the partner’s future performance using financial projections developed by management for the partner and market participant assumptions that were derived for revenue growth, the number of rental units tracked or the insured value of sourced homeowners insurance. Revenue growth rates generally ranged from 20% to 25% at December 31, 2024 and from 10% to 35% at December 31, 2023. The Company estimates future payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. These payments are generally discounted to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of the partner to achieve the targets. These discount rates generally ranged from 7.50% to 13.75% at December 31, 2023. However, due to the short-term nature of any remaining material contingent earnout liabilities at December 31, 2024, a discount rate has not been applied to the remaining balance. Changes in financial projections, market participant assumptions for revenue growth, or the risk-adjusted discount rate, would result in a change in the fair value of contingent consideration.
The following table sets forth a summary of the changes in the fair value of the Company’s contingent earnout liabilities, which are measured at fair value on a recurring basis utilizing Level 3 assumptions in their valuation:

	For the Years Ended December 31,
(in thousands)	2024	2023
Balance at beginning of year	$276,467	$266,936
Change in fair value of contingent consideration(1)	(4,949)	61,083
Fair value of contingent consideration issuances	224	723
Settlement of contingent consideration(2)	(126,183)	(52,275)
Balance at end of year	$145,559	$276,467
__________
(1)    The Company reclassified $41.9 million and $8.5 million of its contingent earnout liabilities through the issuance of colleague earnout incentives during the years ended December 31, 2024 and 2023, respectively, which results in a reduction to the change in fair value of contingent consideration and an increase to commissions, employee compensation and benefits expense in the consolidated statements of comprehensive loss.
(2)    The Company settled $5.6 million of its contingent earnout liabilities through the issuance of related party notes payable during the year ended December 31, 2024. The consolidated statement of cash flows for the year ended December 31, 2024 includes $1.5 million of payments of contingent earnout consideration related to a similar non-cash settlement in a prior period.
Fair Value of Assets and Liabilities Not Measured at Fair Value
The fair value of long-term debt and the revolving line of credit is based on an estimate using a discounted cash flow analysis and current borrowing rates for similar types of borrowing arrangements. The carrying amount and estimated fair value of long-term debt and the revolving line of credit were as follows:

	Fair Value Hierarchy	December 31, 2024		December 31, 2023
(in thousands)		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt(1)	Level 2	$1,435,800	$1,450,479	$998,737	$997,489
Revolving line of credit	Level 2	—	—	341,000	335,963
__________
(1)    The carrying amount of long-term debt reflects outstanding borrowings, which are presented net of unamortized debt discount and issuance costs of $29.3 million and $20.3 million at December 31, 2024 and 2023, respectively, on the consolidated balance sheets.

20. Commitments and Contingencies
Commitments
As of December 31, 2024, the Company has a remaining commitment to USF to donate $3.4 million through October 2028. The gift will provide support for the School of Risk Management and Insurance in the USF Muma College of Business. It is currently anticipated that Lowry Baldwin, the Company's Chairman, will fund half of the amounts to be donated by the Company.
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
On February 8, 2023, Ruby Wagner, a putative Class A stockholder of the Company, filed a class action lawsuit (the “Lawsuit”), on behalf of herself and other similarly situated stockholders in the Delaware Court of Chancery against the Company seeking declaratory judgment that certain provisions of the 2019 Stockholders Agreement between the Company and the Pre-IPO LLC Members are invalid and unenforceable as a matter of Delaware law. On May 28, 2024, the Court of Chancery issued an opinion (the “Chancery Court Opinion”) that certain provisions of the 2019 Stockholders Agreement granting approval rights related to amending the Company’s certificate of incorporation and making significant decisions relating to the Company’s senior management, are facially invalid, void, and unenforceable under Delaware law. An implementing order, presently in effect, was entered on June 20, 2024. The Chancery Court Opinion also held that a severability provision in the 2019 Stockholders Agreement allows the Pre-IPO LLC Members to demand a “suitable and equitable substitute” for the approval rights that were deemed invalid, such as the issuance of a so-called golden share of preferred stock in the Company. Following the Chancery Court Opinion, a counterparty to the 2019 Stockholders Agreement requested the issuance of such golden share. An independent committee of our board of directors, advised by independent counsel, determined that entering into a contractual agreement containing substantially the same rights as those contained in the 2019 Stockholders Agreement, as authorized by a newly-enacted provision of Delaware law, rather than issuance of a golden share, would be in the best interests of the Company and our stockholders and, following negotiation, the Company entered into the 2024 Stockholders Agreement on October 30, 2024. On January 22, 2025, the Court of Chancery granted plaintiff an award of attorneys' fees and expenses in the amount of $2.4 million (the "Fee Award"). The Company appealed the Chancery Court Opinion and the Fee Award on February 21, 2025. Due to the Company's appeal, management has estimated the potential range of loss from the ultimate disposition of this matter to be between $0, if the appeal is successful, and $2.4 million, if the Fee Award is upheld, a significant portion of which may be covered by insurance.
21. Segment Information
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
•The Underwriting, Capacity & Technology Solutions (“UCTS”) operating group consists of three distinct businesses—its MGA platform (“MSI”), the reinsurance brokerage business, Juniper Re, and our captive management business. Through MSI, the Company manufactures proprietary, technology-enabled insurance products that are then distributed (in many instances via technology and/or API integrations) internally via risk advisors across its other operating groups and externally via select distribution partners, with a focus on sheltered channels where its products deliver speed, ease of use and certainty of execution, an example of which is the national embedded renters insurance product sold at point of lease via integrations with property management software providers. UCTS’ Wholesale Business was sold in the first quarter of 2024 and its operations are included in UCTS’ results through February 29, 2024.

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
In all its operating groups, the Company generates commissions from insurance placement under both agency bill and direct bill arrangements, and profit-sharing income based on either the underlying book of business or performance, such as loss ratios. All operating groups also generate other ancillary income.
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
In addition, the Company generates investment income in all its operating groups and the Corporate and Other non-reportable segment.
The Company’s chief operating decision maker, the chief executive officer, evaluates the performance of its reportable segments based on net income (loss) and net income (loss) before interest, taxes, depreciation, amortization, and one-time transactional-related expenses or non-recurring items. The chief operating decision maker considers actual, actual-to-prior year variances, and budget-to-actual variances on a monthly basis for both profit measures to manage resources and make decisions about the business. However, only segment net income (loss), as the measure of segment profit or loss that is most consistent with GAAP measurement principles, is disclosed below.
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
The Company changed its measure of operating group profitability during the year ended December 31, 2024. In previous years, commissions, employee compensation and benefits expense relating to the Company’s growth services colleagues was primarily recognized in Corporate and Other. During 2024, the Company began allocating growth services colleague compensation amongst the respective operating groups. This change in measurement resulted in an increase to commissions, employee compensation and benefits expense in each of the operating groups and a decrease in Corporate and Other.

	For the Year Ended December 31, 2024
(in thousands)	Insurance Advisory Solutions	Underwriting, Capacity & Technology Solutions	Mainstreet Insurance Solutions	Corporate and Other	Total
Revenues:
Commission revenue(1)(2)	$569,434	$388,810	$250,825	$(79,166)	$1,129,903
Profit-sharing revenue	60,935	12,464	22,133	—	95,532
Consulting and service fee revenue	71,852	6,316	—	—	78,168
Policy fee and installment fee revenue	—	60,719	—	—	60,719
Other income	3,936	568	8,290	—	12,794
Investment income	5,779	4,062	35	2,045	11,921
Total revenue	711,936	472,939	281,283	(77,121)	1,389,037
Expenses:
Outside commissions(2)	11,009	260,204	77,782	(79,166)	269,829
Inside advisor commissions	167,695	1,618	29,560	—	198,873
Fixed compensation	206,029	53,453	38,601	4,965	303,048
Benefits and other	82,925	32,757	22,974	8,466	147,122
Share-based compensation	25,511	9,326	6,719	23,947	65,503
Severance	1,895	1,757	520	1,584	5,756
Colleague earnout incentives	39,315	2,602	—	—	41,917
Commissions, employee compensation and benefits	534,379	361,717	176,156	(40,204)	1,032,048
Selling expense	23,098	4,414	15,754	6,866	50,132
Operating expense	54,714	36,602	19,449	28,172	138,937
Administrative expense	63,016	15,681	27,511	144,390	250,598
All other expenses, net(3)	(15,403)	(28,888)	495	2,199	(41,597)
Total expense	659,804	389,526	239,365	141,423	1,430,118
Net income (loss)	$52,132	$83,413	$41,918	$(218,544)	$(41,081)

Other segment disclosures:
Change in fair value of contingent consideration	$(10,458)	$5,085	$424	$—	$(4,949)
Depreciation and amortization expense	61,707	15,518	27,167	4,532	108,924
Interest (income) expense, net	(4)	(26)	32	123,642	123,644
Gain on divestitures	3,843	35,110	—	—	38,953
Loss on extinguishment and modification of debt	—	—	—	(15,113)	(15,113)
Capital expenditures	6,110	17,626	8,897	8,416	41,049
	At December 31, 2024
Total assets	$2,329,152	$621,407	$524,576	$59,596	$3,534,731
__________
(1)    During the year ended December 31, 2024, commission revenue for the IAS, UCTS and MIS operating groups included direct bill revenue of $351.3 million, $6.1 million and $248.8 million, respectively, and agency bill revenue of $218.2 million, $382.7 million and $2.0 million, respectively.
(2)    During the year ended December 31, 2024, the UCTS operating group recorded commission revenue shared with other operating groups of $77.6 million; and the MIS operating group recorded commission revenue shared within the same operating group of $1.6 million. Commission revenue shared within the same operating group and passed through to other operating groups is eliminated through Corporate and Other.
(3)    All other expenses include change in fair value of contingent consideration, gain on divestitures, other income (expense), net, income tax expense.

	For the Year Ended December 31, 2023
(in thousands)	Insurance Advisory Solutions	Underwriting, Capacity & Technology Solutions	Mainstreet Insurance Solutions	Corporate and Other	Total
Revenues:
Commission revenue(1)(2)	$512,211	$305,752	$217,300	$(67,711)	$967,552
Profit-sharing revenue	56,549	21,174	15,714	—	93,437
Consulting and service fee revenue	68,481	6,156	—	—	74,637
Policy fee and installment fee revenue	—	65,386	—	—	65,386
Other income	5,102	4,031	1,683	—	10,816
Investment income	3,732	2,040	—	955	6,727
Total revenue	646,075	404,539	234,697	(66,756)	1,218,555
Expenses:
Outside commissions(2)	7,480	209,188	62,461	(67,711)	211,418
Inside advisor commissions	153,212	4,530	26,073	2,927	186,742
Fixed compensation	191,929	53,220	36,359	12,920	294,428
Benefits and other	79,500	26,974	20,808	8,729	136,011
Share-based compensation	3,693	3,727	1,343	47,458	56,221
Severance	3,362	469	1,196	13,487	18,514
Colleague earnout incentives	8,020	—	—	—	8,020
Commissions, employee compensation and benefits	447,196	298,108	148,240	17,810	911,354
Selling expense	19,750	3,954	14,680	7,297	45,681
Operating expense	60,011	37,441	16,523	26,419	140,394
Administrative expense	56,962	17,124	23,821	123,879	221,786
All other expenses, net(3)	38,520	20,131	2,011	2,697	63,359
Total expense	622,439	376,758	205,275	178,102	1,382,574
Net income (loss)	$23,636	$27,781	$29,422	$(244,858)	$(164,019)

Other segment disclosures:
Change in fair value of contingent consideration	$38,306	$20,930	$1,847	$—	$61,083
Depreciation and amortization expense	55,339	16,584	23,418	3,061	98,402
Interest (income) expense, net	(157)	—	(30)	119,652	119,465
Capital expenditures	1,330	7,571	3,482	8,993	21,376
	At December 31, 2023
Total assets	$2,292,729	$646,404	$518,593	$44,211	$3,501,937
__________
(1)    During the year ended December 31, 2023, commission revenue for the IAS, UCTS and MIS operating groups included direct bill revenue of $325.2 million, $44.0 million and $215.6 million, respectively, and agency bill revenue of $187.0 million, $261.8 million and $1.7 million, respectively.
(2)    During the year ended December 31, 2023, the UCTS operating group recorded commission revenue shared with other operating groups of $65.9 million; and the MIS operating group recorded commission revenue shared within the same operating group of $1.8 million. Commission revenue shared within the same operating group and passed through to other operating groups is eliminated through Corporate and Other.
(3)    All other expenses include change in fair value of contingent consideration, other income (expense), net, income tax expense.

	For the Year Ended December 31, 2022
(in thousands)	Insurance Advisory Solutions	Underwriting, Capacity & Technology Solutions	Mainstreet Insurance Solutions	Corporate and Other	Total
Revenues:
Commission revenue(1)(2)	$464,672	$218,983	$145,981	$(42,842)	$786,794
Profit-sharing revenue	47,075	9,757	9,259	—	66,091
Consulting and service fee revenue	56,686	4,558	—	—	61,244
Policy fee and installment fee revenue	—	55,362	—	—	55,362
Other income	5,309	4,122	1,798	—	11,229
Total revenue	573,742	292,782	157,038	(42,842)	980,720
Expenses:
Outside commissions(2)	8,428	153,502	37,891	(42,842)	156,979
Inside advisor commissions	140,759	4,985	19,522	(10,309)	154,957
Fixed compensation	172,135	33,982	26,799	13,990	246,906
Benefits and other	74,785	15,189	13,322	9,852	113,148
Share-based compensation	—	—	—	46,201	46,201
Severance	431	155	198	470	1,254
Commissions, employee compensation and benefits	396,538	207,813	97,732	17,362	719,445
Selling expense	15,642	2,976	9,021	8,217	35,856
Operating expense	56,993	23,507	15,247	31,216	126,963
Administrative expense	57,537	17,048	16,203	77,167	167,955
All other expenses, net(3)	25,114	7,037	583	(25,485)	7,249
Total expense	551,824	258,381	138,786	108,477	1,057,468
Net income (loss)	$21,918	$34,401	$18,252	$(151,319)	$(76,748)

Other segment disclosures:
Change in fair value of contingent consideration	$25,156	$6,627	$524	$—	$32,307
Depreciation and amortization expense	53,222	16,024	14,856	2,256	86,358
Interest (income) expense, net	(232)	—	(30)	71,334	71,072
Capital expenditures	1,738	5,655	3,018	11,568	21,979
__________
(1)    During the year ended December 31, 2022, commission revenue for the IAS, UCTS and MIS operating groups included direct bill revenue of $300.1 million, $40.6 million and $143.9 million, respectively, and agency bill revenue of $164.6 million, $178.4 million and $2.1 million, respectively.
(2)    During the year ended December 31, 2022, the IAS operating group recorded commission revenue shared with other operating groups of $1.7 million; the UCTS operating group recorded commission revenue shared with other operating groups of $39.2 million; and the MIS operating group recorded commission revenue shared within the same operating group of $1.9 million. Commission revenue shared within the same operating group is eliminated through Corporate and Other.
(3)    All other expenses include change in fair value of contingent consideration, other income (expense), net, income tax expense.
22. Subsequent Events
During January and February 2025, the Company made aggregate payments of $25.6 million to settle contingent earnout liabilities with several of its partners, inclusive of amounts reclassified to colleague earnout incentives. The contingent earnout liability is included in current portion of contingent earnout liabilities and colleague earnout incentives are included on the face of the consolidated balance sheets at December 31, 2024.
On January 10, 2025, the 2024 Credit Agreement was amended to, among other things, provide for $100 million of incremental term B loans. Refer to Note 11 for additional information on the refinancing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2024.
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
Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria established in Internal Control—Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2024 to provide reasonable assurance regarding the reliability of financial reporting and preparation of the consolidated financial statements in accordance with generally accepted accounting principles. The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in the Report of Independent Registered Public Accounting Firm section under Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Insider Trading Arrangements and Policies
During the three months ended December 31, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
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
We have adopted a Code of Business Conduct and Ethics that applies to all employees, including executive officers, and to directors. The Code of Business Conduct and Ethics is available on the Governance Overview page of our investor relations website at ir.baldwin.com. Any approved amendments to, or waiver of, any provision of the Code of Business Conduct and Ethics will be posted on our investor relations website at the aforementioned address.
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

4.3*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as Amended.
10.1†
Employment Agreement, dated as of October 28, 2019, between Baldwin Holdings and Trevor L. Baldwin (incorporated herein by reference to Exhibit 10.1 of the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2020).

10.2†
Amended and Restated Employment Agreement, dated as of October 28, 2019, between Baldwin Holdings and Daniel Galbraith (incorporated herein by reference to Exhibit 10.9 of the registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 22, 2020).

10.3†
Summary of Mr. Galbraith's One-Time Promotion Bonus Payment (incorporated herein by reference to Exhibit 10.3 of the registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2024).

10.4†
Amended and Restated Employment Agreement, dated as of October 28, 2019, between Baldwin Holdings and Bradford Hale (incorporated herein by reference to Exhibit 10.4 of the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2022).

10.5†
Amendment No. 1 to Amended and Restated Employment Agreement, dated as of March 23, 2020, between Baldwin Holdings and Bradford Hale (incorporated herein by reference to Exhibit 10.5 of the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2022).

Exhibit No.	Description of Exhibit
10.6†
Amendment No. 2 to Amended and Restated Employment Agreement, dated as of April 1, 2021, between Baldwin Holdings and Bradford Hale (incorporated herein by reference to Exhibit 10.6 of the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2022).

10.7†*	Amended and Restated Employment Agreement, dated as of October 4, 2021, between Baldwin Holdings and Jim Roche.
10.8†
Amended and Restated Employment Agreement, dated as of January 31, 2022, between Baldwin Holdings and Seth Cohen (incorporated herein by reference to Exhibit 10.10 of the registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2023).

10.9†
The Company's Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.6 of the registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 23, 2019).

10.10†*	Form of the Company's Omnibus Incentive Plan Restricted Stock Award Agreement.
10.11†*	Form of the Company's Omnibus Incentive Plan Performance-Based Restricted Stock Unit Award Agreement.
10.12†
Form of Baldwin Holdings' Restricted Unit Agreement (incorporated herein by reference to Exhibit 10.11 of the registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 23, 2019).

10.13†
The Company's Partnership Inducement Award Plan (as amended November 16, 2021) (incorporated herein by reference to Exhibit 99 of the registrant’s Registration Statement on Form S-8 (Registration No. 333-261126) filed with the Securities and Exchange Commission on November 16, 2021).

10.14†
The Baldwin Insurance Group Holdings, LLC Executive Severance and Change in Control Benefit Program, dated as of November 1, 2024 (incorporated herein by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 4, 2024).

10.15†
Form of Acknowledgement of The Baldwin Insurance Group Holdings, LLC Executive Severance and Change in Control Benefit Program (incorporated herein by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 4, 2024).

10.16
Third Amended and Restated Limited Liability Company Agreement of Baldwin Holdings dated as of October 7, 2019, by and among Baldwin Holdings and its members (incorporated herein by reference to Exhibit 10.5 of the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2020).

10.17
First Amendment to the Third Amended and Restated Limited Liability Company Agreement of Baldwin Holdings dated as of November 3, 2020, by and among Baldwin Holdings and its members (incorporated herein by reference to Exhibit 10.15 of the registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2023).

10.18
Second Amendment to the Third Amended and Restated Limited Liability Company Agreement of Baldwin Holdings, effective as of May 2, 2024 (incorporated herein by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2024).

10.19†
Form of Director and Executive Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.12 of the registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 23, 2019).

10.20
Stockholders Agreement, dated as of October 28, 2019, by and among the Company and the other persons and entities party thereto (incorporated herein by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2019).

10.21
Consent and Defense Agreement, dated as of May 8, 2023, by and between the Company and BIGH, LLC (f/k/a Baldwin Insurance Group Holdings, LLC) (incorporated herein by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2023).

10.22*	Stockholders Agreement, dated as of October 30, 2024, by and among the Company and the Holders (as defined therein)
10.23
Registration Rights Agreement, dated as of October 28, 2019, by and among the Company and the other persons and entities party thereto (incorporated herein by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2019).

Exhibit No.	Description of Exhibit
10.24
Tax Receivable Agreement, dated as of October 28, 2019, by and among the Company, Baldwin Holdings and each of the other persons and entities party thereto (incorporated herein by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2019).

10.25
Amended and Restated Credit Agreement, dated as of May 24, 2024, by and among Baldwin Holdings, the Guarantors party thereto, the several Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Annex 1 of Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2024).

10.26*
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of December 4, 2024, by and among Baldwin Holdings, the Guarantors party thereto, the several Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent

10.27*
Amendment No. 2 to Amended and Restated Credit Agreement, dated as of January 10, 2025, by and among Baldwin Holdings, the Guarantors party thereto, the several Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent

19*	Statement of Policy Concerning Trading in Company Securities
21*	List of Subsidiaries of The Baldwin Insurance Group, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1*	Certification of the Registrant’s Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
31.2*	Certification of the Registrant’s Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32**	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97*	The Baldwin Insurance Group, Inc. Clawback Policy
101.INS*	Inline XBRL Instance Document - the Instance document does not appear in the Interactive Data file because XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

THE BALDWIN INSURANCE GROUP, INC.

Date: February 25, 2025	By:	/s/ Trevor L. Baldwin
Trevor L. Baldwin
Chief Executive Officer

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lowry Baldwin	Chairman of the Board of Directors	February 25, 2025
Lowry Baldwin

/s/ Trevor L. Baldwin	Chief Executive Officer and Director	February 25, 2025
Trevor L. Baldwin	(Principal Executive Officer)

/s/ Bradford L. Hale	Chief Financial Officer	February 25, 2025
Bradford L. Hale	(Principal Financial Officer)

/s/ Corbyn Lichon	Chief Accounting Officer	February 25, 2025
Corbyn Lichon	(Principal Accounting Officer)

/s/ Jay Cohen	Director	February 25, 2025
Jay Cohen

/s/ Joseph J. Kadow	Director	February 25, 2025
Joseph J. Kadow

/s/ Barbara Matas	Director	February 25, 2025
Barbara Matas

/s/ Sathish Muthukrishnan	Director	February 25, 2025
Sathish Muthukrishnan

/s/ Sunita Parasuraman	Director	February 25, 2025
Sunita Parasuraman

/s/ Ellyn Shook	Director	February 25, 2025
Ellyn Shook

/s/ Chris Sullivan	Director	February 25, 2025
Chris Sullivan

/s/ Myron Williams	Director	February 25, 2025
Myron Williams