Form 10-Q
period 2025-03-31
Baldwin Insurance Group, Inc.
filed 2025-05-06
CIK 1781755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
As of April 29, 2025, there were 70,641,158 shares of Class A common stock outstanding and 47,877,729 shares of Class B common stock outstanding.

THE BALDWIN INSURANCE GROUP, INC.

Note Regarding Forward-Looking Statements
We have made statements in this report, including matters discussed under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part II, Item 1. Legal Proceedings, Part II, Item 1A. Risk Factors and in other sections of this report, that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. You should specifically consider the numerous risks outlined under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 25, 2025.
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

Commonly Used Defined Terms
The following terms have the following meanings throughout this Quarterly Report on Form 10-Q unless the context indicates or requires otherwise:

2019 Stockholders Agreement	Stockholders Agreement between Baldwin and the applicable holders of LLC Units in Baldwin Holdings entered into on October 28, 2019
2024 Credit Agreement	Amended and Restated Credit Agreement, dated as of May 24, 2024, which is attached as Annex I to the Amendment and Restatement Agreement, dated May 24, 2024, between Baldwin Holdings, as borrower, JPMorgan Chase Bank, N.A., as the Administrative Agent, the Guarantors party thereto and the Lenders party thereto, as amended by Amendment No. 1 to Amended and Restated Credit Agreement, dated as of December 4, 2024 and Amendment No. 2 to Amended and Restated Credit Agreement, dated as of January 10, 2025
2024 Credit Facility	The Revolving Facility and 2025 Term Loan Facility established pursuant to the 2024 Credit Agreement, as amended
2024 Stockholders Agreement	Stockholders Agreement between Baldwin and the applicable holders of LLC Units in Baldwin Holdings entered into on October 30, 2024
2025 Term Loan Facility	Our term loan facility under the 2024 Credit Facility with a principal amount of $935.8 million, maturing May 24, 2031
Amended LLC Agreement	Third Amended and Restated Limited Liability Company Agreement of Baldwin Holdings, as amended
API	Application programming interface
book of business	Insurance policies bound by us on behalf of our clients
bps	Basis points
Baldwin Holdings	The Baldwin Insurance Group Holdings, LLC (formerly Baldwin Risk Partners, LLC), our operating company and a subsidiary of Baldwin
Baldwin	The Baldwin Insurance Group, Inc. (formerly BRP Group, Inc.), our parent company, together, unless the context otherwise requires, with its consolidated subsidiaries, including Baldwin Holdings and its consolidated subsidiaries and affiliates
clients	Our insureds
colleagues	Our employees
core commissions	Commissions and fees revenue excluding profit-sharing revenue and other income
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	Accounting principles generally accepted in the United States of America
insurance company partners	Insurance companies with which we have a contractual relationship
LLC Units	Membership interests of Baldwin Holdings
MGA	Managing General Agent
MSI	Our MGA platform
operating groups	Our reportable segments
partners	Companies that we have acquired, or in the case of asset acquisitions, the producers
partnerships	Strategic acquisitions made by the Company
Pre-IPO LLC Members	Trevor Baldwin, our Chief Executive Officer; Lowry Baldwin, our Chairman; BIGH, LLC, an entity controlled by Lowry Baldwin; Elizabeth Krystyn, one of our founders; Laura Sherman, one of our founders; Daniel Galbraith, President, The Baldwin Group and CEO, Retail Brokerage Operations; Brad Hale, our Chief Financial Officer; and The Villages Invesco, LLC, and certain other historical equity holders including equity holders in companies that we have acquired or producers
QBE	QBE Insurance Corporation and its affiliates
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE BALDWIN INSURANCE GROUP, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share and per share data)	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$81,781	$90,045
Fiduciary cash	217,280	222,724
Assumed premiums, commissions and fees receivable, net	331,342	283,553
Fiduciary receivables	408,000	418,543
Prepaid expenses and other current assets	17,417	11,625
Total current assets	1,055,820	1,026,490
Property and equipment, net	22,332	21,972
Right-of-use assets	71,357	72,367
Other assets	49,217	48,041
Intangible assets, net	937,612	953,492
Goodwill	1,412,369	1,412,369
Total assets	$3,548,707	$3,534,731
Liabilities, Mezzanine Equity and Stockholders’ Equity
Current liabilities:
Fiduciary liabilities	$625,280	$641,267
Commissions payable	87,463	73,126
Accrued expenses and other current liabilities	157,245	160,631
Related party notes payable	—	5,635
Colleague earnout incentives	17,959	32,826
Current portion of contingent earnout liabilities	45,473	142,949
Total current liabilities	933,420	1,056,434
Long-term debt, less current portion	1,495,908	1,398,054
Contingent earnout liabilities, less current portion	2,761	2,610
Operating lease liabilities, less current portion	68,162	68,775
Other liabilities	61	61
Total liabilities	2,500,312	2,525,934
Commitments and contingencies (Note 13)
Mezzanine equity:
Redeemable noncontrolling interest	371	453
Stockholders’ equity:
Class A common stock, par value $0.01 per share, 300,000,000 shares authorized; 69,852,390 and 67,979,419 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	699	680
Class B common stock, par value $0.0001 per share, 100,000,000 shares authorized; 48,292,594 and 49,552,686 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	5	5
Additional paid-in capital	816,418	793,954
Accumulated deficit	(197,484)	(211,423)
Total stockholders’ equity attributable to Baldwin	619,638	583,216
Noncontrolling interest	428,386	425,128
Total stockholders’ equity	1,048,024	1,008,344
Total liabilities, mezzanine equity and stockholders’ equity	$3,548,707	$3,534,731

See accompanying Notes to Condensed Consolidated Financial Statements.

THE BALDWIN INSURANCE GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended March 31,
(in thousands, except share and per share data)	2025	2024
Revenues:
Commissions and fees	$410,531	$378,096
Investment income	2,874	2,271
Total revenues	413,405	380,367

Operating expenses:
Colleague compensation and benefits	198,020	201,055
Outside commissions	65,823	61,037
Other operating expenses	58,019	45,795
Amortization expense	25,882	24,041
Change in fair value of contingent consideration	8,061	12,676
Depreciation expense	1,583	1,505
Total operating expenses	357,388	346,109

Operating income	56,017	34,258

Other income (expense):
Interest expense, net	(29,976)	(31,545)
Gain on divestitures	1,401	36,516
Loss on extinguishment and modification of debt	(2,394)	—
Other income (expense), net	(150)	538
Total other income (expense), net	(31,119)	5,509

Income before income taxes	24,898	39,767
Income tax expense	—	667
Net income	24,898	39,100
Less: net income attributable to noncontrolling interests	10,959	17,522
Net income attributable to Baldwin	$13,939	$21,578

Comprehensive income	$24,898	$39,100
Comprehensive income attributable to noncontrolling interests	10,959	17,522
Comprehensive income attributable to Baldwin	13,939	21,578

Basic earnings per share	$0.21	$0.35
Diluted earnings per share	$0.20	$0.33
Weighted-average shares of Class A common stock outstanding - basic	66,067,143	61,856,147
Weighted-average shares of Class A common stock outstanding - diluted	69,327,694	65,314,248

See accompanying Notes to Condensed Consolidated Financial Statements.

THE BALDWIN INSURANCE GROUP, INC.
Condensed Consolidated Statements of Stockholders’ Equity and Mezzanine Equity
(Unaudited)

For the Three Months Ended March 31, 2025
	Stockholders’ Equity								Mezzanine Equity
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total	Redeemable Non-controlling Interest
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2024	67,979,419	$680	49,552,686	$5	$793,954	$(211,423)	$425,128	$1,008,344	$453
Net income	—	—	—	—	—	13,939	10,898	24,837	61
Share-based compensation, net of forfeitures	612,879	6	—	—	8,960	—	6,222	15,188	—
Redemption of Class B common stock	1,260,092	13	(1,260,092)	—	13,504	—	(13,517)	—	—
Distributions to variable interest entities	—	—	—	—	—	—	(345)	(345)	(143)
Balance at March 31, 2025	69,852,390	$699	48,292,594	$5	$816,418	$(197,484)	$428,386	$1,048,024	$371

For the Three Months Ended March 31, 2024
	Stockholders’ Equity								Mezzanine Equity
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total	Redeemable Non-controlling Interest
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2023	64,133,950	$641	52,422,494	$5	$746,671	$(186,905)	$458,076	$1,018,488	$394
Net income	—	—	—	—	—	21,578	17,461	39,039	61
Share-based compensation, net of forfeitures	271,280	3	—	—	7,723	—	6,163	13,889	—
Redemption of Class B common stock	800,302	8	(800,302)	—	8,215	—	(8,223)	—	—
Tax distributions to Baldwin Holdings LLC members	—	—	—	—	—	—	(98)	(98)	—
Balance at March 31, 2024	65,205,532	$652	51,622,192	$5	$762,609	$(165,327)	$473,379	$1,071,318	$455

See accompanying Notes to Condensed Consolidated Financial Statements.

THE BALDWIN INSURANCE GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2025	2024
Cash flows from operating activities:
Net income	$24,898	$39,100
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	27,465	25,546
Change in fair value of contingent consideration	8,061	12,676
Share-based compensation expense	12,803	14,094
Payment of contingent earnout consideration in excess of purchase price accrual	(78,193)	(16,318)
Gain on divestitures	(1,401)	(36,516)
Amortization of deferred financing costs	1,422	1,552
Loss on interest rate caps	18	26
Other (gain) loss	708	(4)
Changes in operating assets and liabilities:
Assumed premiums, commissions and fees receivable, net	(47,789)	(32,835)
Prepaid expenses and other current assets	(6,708)	(4,629)
Right-of-use assets	3,775	4,186
Accounts payable, accrued expenses and other current liabilities	9,892	232
Colleague earnout incentives	(14,854)	(1,391)
Operating lease liabilities	(4,080)	(2,712)
Net cash provided by (used in) operating activities	(63,983)	3,007
Cash flows from investing activities:
Capital expenditures	(8,933)	(8,146)
Proceeds from divestitures, net of cash transferred	1,401	54,448
Investments in and loans for business ventures	(620)	(3,189)
Cash consideration paid for asset acquisitions	(460)	—
Proceeds from repayment of related party loans	—	1,500
Net cash provided by (used in) investing activities	(8,612)	44,613
Cash flows from financing activities:
Change in fiduciary receivables and liabilities, net	(5,444)	(113)
Payment of contingent earnout consideration up to amount of purchase price accrual	(32,841)	(32,794)
Proceeds from revolving line of credit	9,000	70,000
Payments on revolving line of credit	(9,000)	(77,000)
Proceeds from refinancing of long-term debt	935,800	—
Payments relating to extinguishment and modification of long-term debt	(835,800)	—
Payments on long-term debt	(2,340)	(2,561)
Proceeds from the settlement of interest rate caps	—	2,300
Other financing activity	(488)	(98)
Net cash provided by (used in) financing activities	58,887	(40,266)
Net increase (decrease) in cash and cash equivalents and fiduciary cash	(13,708)	7,354
Cash and cash equivalents and fiduciary cash at beginning of period	312,769	226,963
Cash and cash equivalents and fiduciary cash at end of period	$299,061	$234,317

See accompanying Notes to Condensed Consolidated Financial Statements.

THE BALDWIN INSURANCE GROUP, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2025	2024
Supplemental schedule of cash flow information:
Cash paid during the period for interest	$13,787	$27,857
Cash paid during the period for income taxes	25	153
Disclosure of non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$2,883	$625
Right-of-use assets increased through lease modifications and reassessments	1,688	226
Right-of-use assets obtained in exchange for operating lease liabilities	1,445	1,912
Conversion of contingent earnout liability to related party notes payable	—	5,636

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
Unaudited Interim Financial Reporting
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all the information and related notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting of recurring accruals, considered necessary for fair presentation of the financial statements have been included. The accompanying consolidated balance sheet for the year ended December 31, 2024 was derived from audited financial statements, but does not include all disclosures required by GAAP. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2025.

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
Recently Issued Accounting Standards
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)—Disaggregation of Income Statement Expenses (“ASU 2024-03”) to improve the disclosures about a public business entity’s expenses and supply more detailed information about the types of expenses in commonly presented expense captions. These expense captions include purchases of inventory, employee compensation, depreciation, amortization, and depletion in commonly presented expense captions such as cost of sales, selling, general and administrative expense, and research and development. This guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The Company expects the adoption of this standard to expand its expense disclosures, but otherwise have no impact on the consolidated financial statements.
Recently Adopted Accounting Standards
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures (“ASU 2023-09”) to enhance the transparency and usefulness of income tax disclosures. ASU 2023-09 requires disclosure of specific categories and disaggregation of information in the rate reconciliation table using both percentages and reporting currency amounts. ASU 2023-09 also requires disclosure of disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. The requirements of ASU 2023-09 became effective for the Company January 1, 2024, at which time it was adopted. However, the Company is not required to provide income tax disclosures on a quarterly basis; therefore, the new disclosures will be included in its Annual Report on Form 10-K for the year ending December 31, 2025 as required.
Changes in Presentation
Certain prior year amounts have been reclassified to conform to current year presentation, including the addition of a new operating expense classification, outside commissions, to provide more detailed information about our expenses. With the exception of the change in presentation for fiduciary assets and liabilities as discussed below, these reclassifications had no impact on the Company’s previously reported consolidated financial position, results of operations or cash flows.
Change in Presentation for Fiduciary Assets and Liabilities
Beginning January 1, 2025, the Company is presenting assets and liabilities that arise from activities in which the Company engages as an intermediary, where we collect premiums from insureds to remit to insurance companies, as fiduciary assets and fiduciary liabilities on the condensed consolidated balance sheets. Premiums receivable are no longer presented in the same caption with uncollected commissions and fees, but rather represented in a separate caption as fiduciary receivables. Premiums payable to insurance companies are now presented as fiduciary liabilities. The caption “restricted cash” is now reflected as “fiduciary cash” along with non-restricted fiduciary cash balances previously reported within “cash and cash equivalents.” Fiduciary cash represents funds in the Company’s possession collected from customers to be remitted to insurance companies.
The net change in fiduciary cash is represented by the net change in fiduciary receivables and liabilities and is presented as cash flows from financing activities in the condensed consolidated statements of cash flows. Previously, the net change in cash balances held to remit to insurance carriers was presented as cash flows from operating activities. All prior period amounts and related disclosures included in these financial statements have been recast to conform to the current basis of presentation.

The relevant balance sheet captions and how the December 31, 2024 balances as presented under the prior method relate to the current presentation are reflected in the table below.

	At December 31, 2024
(in thousands)	As Previously Reported	Change in Presentation	As Revised
Cash and cash equivalents	$148,120	$(58,075)	$90,045
Restricted cash	164,649	(164,649)	—
Fiduciary cash	—	222,724	222,724
Total	$312,769	$—	$312,769

Premiums, commissions and fees receivables, net	$702,096	$(702,096)	$—
Assumed premiums, commissions and fees receivable, net	—	283,553	283,553
Fiduciary receivables	—	418,543	418,543
Total	$702,096	$—	$702,096

Premiums payable to insurance companies	$641,267	$(641,267)	$—
Fiduciary liabilities	—	641,267	641,267
Total	$641,267	$—	$641,267
The relevant statement of cash flow captions and how the March 31, 2024 balances as presented under the prior method relate to the current presentation are reflected in the table below.

	For the Three Months Ended March 31, 2024
(in thousands)	As Previously Reported	Change in Presentation	As Revised
Cash flows from operating activities:
Changes in operating assets and liabilities:
Premiums, commissions and fees receivable, net	$(73,558)	$73,558	$—
Assumed premiums, commissions and fees receivable, net	—	(32,835)	(32,835)
Accounts payable, accrued expenses and other current liabilities	39,451	(39,219)	232
Colleague earnout incentives(1)	—	(1,391)	(1,391)

Cash flows from financing activities:
Change in fiduciary assets and liabilities, net	—	(113)	(113)
Total represented changes in cash flows	$(34,107)	$—	$(34,107)
__________
(1)    Beginning December 31, 2024, colleague earnout incentives were presented separately on the face of the consolidated balance sheets unrelated to the change in presentation for fiduciary assets and liabilities. Changes in colleague earnout incentives are included in this table only to present the effect of this reclassification on the changes in accounts payable, accrued expenses and other current liabilities.

2. Significant Accounting Policies
Revenue Recognition
The Company recognizes revenue for its insurance brokerage business in accordance with ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”).
The Company earns commission revenue by providing insurance placement services to insureds (“clients”) under direct bill and agency bill arrangements with insurance company partners for private risk management, commercial risk management, employee benefits and Medicare insurance types. Commission revenues are usually a percentage of the premium paid by clients and generally depend upon the type of insurance, the insurance company partner and the nature of the services provided. In some cases, the Company shares commissions with other agents or brokers who have acted jointly with the Company in a transaction. The Company controls the fulfillment of the performance obligation and its relationship with its insurance company partners and the outside agents. Commissions shared with downstream agents or brokers are recorded in colleague compensation and benefits expense in the condensed consolidated statements of comprehensive income.
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

The Company recognizes revenue for the Captive business (as defined further below) in accordance with ASC Topic 944, Insurance, in the form of assumed premium earned. Assumed premium earned is recognized ratably over the associated policy periods.
The Company also earns investment income, which primarily consists of interest earnings on available cash invested in treasury money market funds. The Company recognizes investment income in the period the revenue is earned.
Captive Insurance Operations
The Company’s Underwriting, Capacity & Technology Solutions operating group includes TBG Assurance Company, LLC, a wholly-owned protected cell captive insurance company (“PCC”) domiciled in Tennessee, which was established to allow Baldwin to further participate in the underwriting results of a small portion of its MGA programs. The PCC allows for the creation of multiple independent cells (series) within a single legal entity, TBG Assurance Company, LLC (the “Core”).
Effective January 1, 2025, the initial series, MSI Multifamily Series Protected Cell (the “MSI Cell” and, collectively with the Core, the “Captive”), was licensed and participates as a quota share reinsurer on two of MSI’s multifamily programs, renters and master tenant legal liability, for the purpose of further participating in the programs’ underwriting results. The reinsurance quota share contracts feature an adjustment to assumed premium based on the loss ratio performance of the business ceded.
Assumed premiums are recognized as income over the coverage period of the related policies. Unearned premiums represent the portion of premiums written that relate to the unexpired terms of the policies in force and are determined on a pro rata basis. Assumed premium earned is recorded to commissions and fees in the condensed consolidated statements of comprehensive income. Assumed premiums receivable are included as a component of assumed premiums, commissions and fees receivable, net on the condensed consolidated balance sheets. Unearned premiums are included as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets.
The Company establishes its assumed insurance loss reserves for the estimated total unpaid costs of losses, including the loss adjustment expense (“LAE”). Loss and LAE reserves reflect management’s best estimate of the total cost of (i) claims that have been incurred, but not yet paid in full, and (ii) claims that have been incurred but not yet reported to the Company. Reserves established by management represent an estimate of the outcome of future events and, as such, cannot be considered an exact calculation of our liability. Rather, loss and LAE reserves represent management’s best estimate of the Company’s liability based on the application of actuarial techniques and other projection methodologies and taking into consideration other facts and circumstances known at the balance sheet date.
The Company engages the services of an outside actuarial consulting firm (the “Actuary”) to assist on an annual basis to render an opinion on the sufficiency of the Company’s estimates for unpaid losses and related LAE reserves. The Actuary utilizes both industry experience and the Company’s own experience to develop estimates of those amounts as of year-end. These estimated liabilities are subject to the impact of future changes in claim severity, frequency and other factors. In spite of the variability inherent in such estimates, management believes that the liabilities for unpaid losses and related LAE reserves are adequate. Unpaid losses and LAE reserves are included as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets.
Cash and Cash Equivalents and Fiduciary Cash
The Company considers all highly liquid short-term instruments with original maturities of three months or less to be cash equivalents. These instruments held by the Company included money market funds at March 31, 2025 and December 31, 2024. Money market funds are carried at cost, which approximates fair value, and are considered Level 1 measurements within the fair value hierarchy. As of March 31, 2025 and December 31, 2024, the Company's money market funds totaled $203.6 million and $237.5 million, respectively.
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
Total revenues and expenses of the Company’s consolidated VIEs included in the condensed consolidated statements of comprehensive income were $0.7 million and $0.3 million, respectively, for the three months ended March 31, 2025 and $0.5 million and $0.3 million, respectively, for the three months ended March 31, 2024.
Total assets and liabilities of the Company's consolidated VIEs included on the condensed consolidated balance sheets were $1.4 million and $0.3 million, respectively, at March 31, 2025 and $1.6 million and $0.1 million, respectively, at December 31, 2024. The assets of the consolidated VIEs can only be used to settle the obligations of the consolidated VIEs and the creditors of the liabilities of the consolidated VIEs do not have recourse to the Company.
4. Revenue
The following table provides disaggregated revenues by major source:

	For the Three Months Ended March 31,
(in thousands)	2025	2024
Commission revenue(1)(2)	$338,862	$322,375
Profit-sharing revenue(3)	24,340	20,687
Consulting and service fee revenue(4)	20,156	20,133
Policy fee and installment fee revenue(5)	17,980	12,608
Assumed premium earned(6)	4,317	—
Other income(7)	4,876	2,293
Investment income(8)	2,874	2,271
Total revenues	$413,405	$380,367
__________
(1)    Commission revenue is earned by providing insurance placement services to clients under direct bill and agency bill arrangements with insurance company partners for private risk management, commercial risk management, wealth management, employee benefits and Medicare insurance types.
(2)    For the three months ended March 31, 2025 and 2024, commission revenue included direct bill revenue of $208.9 million and $202.6 million, respectively, and agency bill revenue of $130.0 million and $119.8 million, respectively.
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
(6)    Assumed premium earned relates to the premiums earned in the Captive. Refer to Note 15 for additional information.
(7)    Other income includes other ancillary income, premium financing income, and marketing income that is based on agreed-upon cost reimbursement for fulfilling specific targeted Medicare marketing campaigns.
(8)    Investment income represents interest earnings on available cash invested in treasury money market funds.
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
5. Contract Assets and Liabilities
Contract assets arise when the Company recognizes revenue for amounts that have not yet been billed. Contract liabilities relate to payments received in advance of performance under the contract before the transfer of a good or service to the customer. Contract assets are included in assumed premiums, commissions and fees receivable, net and contract liabilities are included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. The balances of contract assets and liabilities arising from contracts with customers were as follows:

(in thousands)	March 31, 2025	December 31, 2024
Contract assets	$287,696	$249,579
Contract liabilities	43,261	40,780
During the three months ended March 31, 2025, the Company recognized revenue of $24.9 million related to the contract liabilities balance at December 31, 2024.
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

	For the Three Months Ended March 31,
(in thousands)	2025	2024
Balance at beginning of period	$33,844	$26,205
Costs capitalized	3,812	3,928
Amortization	(2,881)	(2,115)
Balance at end of period	$34,775	$28,018

7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

(in thousands)	March 31, 2025	December 31, 2024
Accrued compensation and benefits	$35,898	$67,036
Contract liabilities	43,261	40,780
Accrued interest	20,965	6,194
Accrued expenses	20,550	12,351
Current portion of operating lease liabilities	16,744	17,078
Current portion of long-term debt	9,358	8,400
Other	10,469	8,792
Accrued expenses and other current liabilities	$157,245	$160,631
8. Long-Term Debt
As of December 31, 2024, the Amended and Restated Credit Agreement provided for senior secured credit facilities in an aggregate principal amount of $1.44 billion, which consisted of (i) a term loan facility in the principal amount of $840 million, bearing interest at a rate of term SOFR, plus an applicable margin of 325 bps, with a margin step-down to 300 bps at a first lien net leverage ratio of 4.00x or below, maturing in May 24, 2031 (the “2024 Term Loan Facility” and the loans thereunder, the “2024 Term Loans”) and (ii) a revolving credit facility with commitments in an aggregate principal amount of $600 million, bearing interest at SOFR plus 210 bps to SOFR plus 310 bps based on total net leverage ratio maturing in May 24, 2029 (the “Revolving Facility” and, together with the 2024 Term Loan Facility, the “2024 Credit Facility”). As of December 31, 2024, Baldwin Holdings also had 7.125% Senior Secured Notes with an aggregate principal amount of $600 million due May 15, 2031.
On January 10, 2025, the 2024 Credit Agreement, the definitive agreement for the 2024 Credit Facility, was amended to, among other things, provide for $100.0 million of incremental term B loans (the loans thereunder, the “2025 Term Loans”), increasing the aggregate principal amount of Baldwin Holdings’ existing $835.8 million senior secured first lien term loan facility to $935.8 million (the “January 2025 refinancing”). The proceeds of the 2025 Term Loans were used to repay in full all of the 2024 Term Loans outstanding under the 2024 Credit Agreement.
The 2025 Term Loans bear interest at term SOFR, plus an applicable margin of 300 bps, with a margin step-down to 275 bps at a first lien net leverage ratio of 4.00x or below. The 2025 Term Loans are otherwise subject to the same terms to which the 2024 Term Loans were subject under the 2024 Credit Agreement.
The Company’s outstanding borrowings under the 2025 Term Loans and 2024 Term Loans of $933.5 million and $835.8 million at March 31, 2025 and December 31, 2024, respectively, had an applicable interest rate of 7.32% and 7.61%, respectively. There were no outstanding borrowings under the Revolving Facility at March 31, 2025 and December 31, 2024; however, the Revolving Facility was subject to a commitment fee of 0.40% on the unused capacity as of March 31, 2025 and December 31, 2024. At March 31, 2025 and December 31, 2024, the Company had unused letters of credit issued under the Revolving Facility of $14.0 million and $12.0 million, respectively, which are subject to letter of credit fees.
9. Related Party Transactions
Related Party Balances
Baldwin Holdings holds an investment in Emerald Bay Risk Solutions, LLC (“Emerald Bay”), an entity formed for the benefit of the MGA business, and to which Baldwin Holdings, Lowry Baldwin, the Company's Chairman, and members of the Company's executive management team have made capital commitments. The carrying value of the Company’s investment in Emerald Bay was $2.3 million and $2.1 million at March 31, 2025 and December 31, 2024, respectively. Investments are included in other assets on the condensed consolidated balance sheets.
Related party notes payable of $5.6 million at December 31, 2024 related to the settlement of contingent earnout consideration through the issuance of related party notes payable for one of the Company’s partners, which were subsequently paid in the first quarter of 2025.

Commission Revenue
The Company serves as a broker for Holding Company of the Villages, Inc. (“The Villages”), a significant shareholder, and certain affiliated entities. Commission revenue recorded from transactions with The Villages and affiliated entities was $1.8 million for each of the three months ended March 31, 2025 and 2024.
Commissions Expense
A brother of Lowry Baldwin, the Company’s Chairman, received producer commissions from the Company comprising approximately $0.1 million during the three months ended March 31, 2024.
Rent Expense
The Company has various agreements to lease office space from wholly-owned subsidiaries of The Villages. Total rent expense incurred with respect to The Villages and its wholly-owned subsidiaries was approximately $0.2 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively. Total right-of-use assets and operating lease liabilities included on the Company's condensed consolidated balance sheets relating to these lease agreements were $1.0 million and $1.1 million, respectively, at March 31, 2025 and $1.3 million and $1.4 million, respectively, at December 31, 2024.
The Company has various agreements to lease office space from other related parties. Total rent expense incurred with respect to other related parties was $0.9 million for each of the three months ended March 31, 2025 and 2024. Total right-of-use assets and operating lease liabilities included on the Company’s condensed consolidated balance sheets relating to these lease agreements were $11.6 million and $12.0 million, respectively, at March 31, 2025 and $9.7 million and $10.3 million, respectively, at December 31, 2024.
10. Share-Based Compensation
Omnibus Incentive Plan and Partnership Inducement Award Plan
The Company has an Omnibus Incentive Plan (the “Omnibus Plan”) and a Partnership Inducement Award Plan (the “Inducement Plan” and, collectively with the Omnibus Plan, the “Plans”) to motivate and reward colleagues and certain other individuals to perform at the highest level and contribute significantly to the Company’s success, thereby furthering the best interests of Baldwin’s stockholders. The total number of shares of Class A common stock authorized for issuance under the Omnibus Plan and the Inducement Plan was 13,143,677 and 3,000,000, respectively, at March 31, 2025.
During the three months ended March 31, 2025, the Company made awards of restricted stock awards (“RSAs”), performance-based restricted stock unit awards (“PSUs”), and fully vested shares under the Plans to its non-employee directors, officers, colleagues and consultants. Fully-vested shares issued to directors, officers and colleagues during the three months ended March 31, 2025 were vested upon issuance and PSUs issued to officers vest in the quarter following the end of a performance period of three years, while RSAs issued to colleagues, consultants and officers generally either cliff vest after three to four years or vest ratably over three to five years.
The following table summarizes the activity for awards granted by the Company under the Plans:

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Non-vested awards outstanding at December 31, 2024	3,471,382	$31.08
Granted	1,013,674	40.97
Vested and settled	(1,076,196)	34.12
Forfeited	(70,982)	31.75
Non-vested awards outstanding at March 31, 2025	3,337,878	33.06
The total fair value of shares that vested and settled under the Plans was $36.7 million and $16.9 million for the three months ended March 31, 2025 and 2024, respectively.

Share-based compensation is recognized ratably over the vesting period of the respective awards and includes expense related to issuances under the Plans. Share-based compensation also includes the portion of annual bonuses that are payable in fully-vested shares of Class A common stock. The Company recognizes share-based compensation expense for the Plans net of actual forfeitures. The Company recorded share-based compensation expense of $12.8 million and $14.1 million for the three months ended March 31, 2025 and 2024, respectively. Share-based compensation expense is included in colleague compensation and benefits expense in the condensed consolidated statements of comprehensive income.
11. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) attributable to Baldwin by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings (loss) per share is computed giving effect to all potentially dilutive shares of common stock.
The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended March 31,
(in thousands, except per share data)	2025	2024
Basic earnings per share:
Net income attributable to Baldwin	$13,939	$21,578
Shares used for basic earnings per share:
Basic weighted-average shares of Class A common stock outstanding	66,067	61,856
Basic earnings per share	$0.21	$0.35

Diluted earnings per share:
Net income attributable to Baldwin	$13,939	$21,578
Shares used for diluted earnings per share:
Weighted-average shares of Class A common stock outstanding - basic	66,067	61,856
Dilutive effect of unvested stock awards	3,261	3,458
Weighted-average shares of Class A common stock outstanding - diluted	69,328	65,314
Diluted earnings per share	$0.20	$0.33
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

	For the Three Months Ended March 31,
	2025	2024
Shares of Class B common stock	49,045,330	51,993,913
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

	Fair Value Hierarchy
	Level 1		Level 2		Level 3
(in thousands)	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Assets:
Interest rate caps	$—	$—	$1	$18	$—	$—
Total assets measured at fair value	$—	$—	$1	$18	$—	$—

Liabilities:
Contingent earnout liabilities	$—	$—	$—	$—	$48,234	$145,559
Total liabilities measured at fair value	$—	$—	$—	$—	$48,234	$145,559
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
The fair value of contingent earnout liabilities is based on sales projections for the acquired entities, which are reassessed each reporting period. Based on the Company’s ongoing assessment of the fair value of its contingent earnout liabilities, the Company recorded a net increase in the estimated fair value of such liabilities of $8.1 million and $12.7 million for the three months ended March 31, 2025 and 2024, respectively. The Company has assessed the maximum estimated exposure to the contingent earnout liabilities to be $102.9 million at March 31, 2025.
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

The fair value of the contingent earnout liabilities is based on Monte Carlo simulations that measure the present value of the expected future payments to be made to partners in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, the Company estimates the partner’s future performance using financial projections developed by management for the partner and market participant assumptions that were derived for revenue growth, the number of rental units tracked or the insured value of sourced homeowners insurance. Revenue growth rates for earnouts with ongoing measurement periods generally ranged from 20% to 25% at March 31, 2025 and from 20% to 25% at December 31, 2024. The Company estimates future payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. These payments are generally discounted to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of the partner to achieve the targets. However, due to the short-term nature of any remaining material contingent earnout liabilities at March 31, 2025 and December 31, 2024, a discount rate has not been applied to the remaining balance. Changes in financial projections, market participant assumptions for revenue growth, or the risk-adjusted discount rate, would result in a change in the fair value of contingent consideration.
The following table sets forth a summary of the changes in the fair value of the Company’s contingent earnout liabilities, which are measured at fair value on a recurring basis utilizing Level 3 assumptions in their valuation:

	For the Three Months Ended March 31,
(in thousands)	2025	2024
Balance at beginning of period	$145,559	$276,467
Change in fair value of contingent consideration(1)	8,061	12,676
Settlement of contingent consideration(2)	(105,386)	(53,278)
Balance at end of period	$48,234	$235,865
__________
(1)    The Company reclassified $(3.3) million and $3.6 million of its contingent earnout liabilities through the issuance/(reduction) of colleague earnout incentives during the three months ended March 31, 2025 and 2024, respectively, which results in reclassification between the change in fair value of contingent consideration and colleague compensation and benefits expense in the condensed consolidated statements of comprehensive income.
(2)    The Company settled $5.6 million of its contingent earnout liabilities through the issuance of related party notes payable during the three months ended March 31, 2024. The condensed consolidated statements of cash flows for the three months ended March 31, 2025 and 2024 include $5.6 million and $1.5 million, respectively, of payments of contingent earnout consideration related to similar non-cash settlements in prior periods.
Fair Value of Other Financial Instruments
The fair value of long-term debt is based on an estimate using a discounted cash flow analysis and current borrowing rates for similar types of borrowing arrangements. The carrying amount and estimated fair value of long-term debt were as follows:

	Fair Value Hierarchy	March 31, 2025		December 31, 2024
(in thousands)		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt(1)	Level 2	$1,533,461	$1,535,960	$1,435,800	$1,450,479
__________
(1)    The carrying amount of long-term debt reflects outstanding borrowings, which are presented net of unamortized debt issuance costs of $28.2 million and $29.3 million at March 31, 2025 and December 31, 2024, respectively, on the condensed consolidated balance sheets.
13. Commitments and Contingencies
Commitments
As of March 31, 2025, Baldwin Holdings has a remaining commitment to the University of South Florida (“USF”) to donate $3.4 million through October 2028. The gift will provide support for the School of Risk Management and Insurance in the USF Muma College of Business. It is currently anticipated that Lowry Baldwin, the Company’s Chairman, will fund half of the amounts to be donated by Baldwin Holdings.

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
On February 8, 2023, Ruby Wagner, a putative Class A stockholder of the Company, filed a class action lawsuit (the “Lawsuit”), on behalf of herself and other similarly situated stockholders in the Delaware Court of Chancery against the Company seeking declaratory judgment that certain provisions of the 2019 Stockholders Agreement between the Company and the Pre-IPO LLC Members are invalid and unenforceable as a matter of Delaware law. On May 28, 2024, the Court of Chancery issued an opinion (the “Chancery Court Opinion”) that certain provisions of the 2019 Stockholders Agreement granting approval rights related to amending the Company’s certificate of incorporation and making significant decisions relating to the Company’s senior management, are facially invalid, void, and unenforceable under Delaware law. An implementing order, presently in effect, was entered on June 20, 2024. The Chancery Court Opinion also held that a severability provision in the 2019 Stockholders Agreement allows the Pre-IPO LLC Members to demand a “suitable and equitable substitute” for the approval rights that were deemed invalid, such as the issuance of a so-called golden share of preferred stock in the Company. Following the Chancery Court Opinion, a counterparty to the 2019 Stockholders Agreement requested the issuance of such golden share. An independent committee of our board of directors, advised by independent counsel, determined that entering into a contractual agreement containing substantially the same rights as those contained in the 2019 Stockholders Agreement, as authorized by a newly-enacted provision of Delaware law, rather than issuance of a golden share, would be in the best interests of the Company and our stockholders and, following negotiation, the Company entered into the 2024 Stockholders Agreement on October 30, 2024. On January 22, 2025, the Court of Chancery granted plaintiff an award of attorneys' fees and expenses in the amount of $2.4 million (the "Fee Award"). On February 21, 2025, the Company filed an appeal from the Chancery Court Opinion and the Fee Award with the Delaware Supreme Court. Due to the Company’s appeal, management has estimated the potential range of loss from the ultimate disposition of this matter to be between $0, if the appeal is successful, and $2.4 million, if the Fee Award is upheld, a significant portion of which may be covered by insurance.
14. Segment Information
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
•The Underwriting, Capacity & Technology Solutions (“UCTS”) operating group consists of three distinct divisions—its MGA platform (“MSI”), its Capacity Solutions group (which consists of its reinsurance brokerage business, Juniper Re, and its captive management business), and the Captive. Through MSI, the Company manufactures proprietary, technology-enabled insurance products that are then distributed (in many instances via technology and/or API integrations) internally via risk advisors across its other operating groups and externally via select distribution partners, with a focus on sheltered channels where its products deliver speed, ease of use and certainty of execution, an example of which is the national embedded renters insurance product sold at point of lease via integrations with property management software providers. UCTS’ Wholesale Business was sold in the first quarter of 2024 and its operations are included in UCTS’ results through February 29, 2024.
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
In the UCTS operating group, the Company generates fees from policy fee and installment fee arrangements. Policy fee revenue is earned for acting in the capacity of an MGA and providing payment processing services and other administrative functions on behalf of insurance company partners. Additionally, the Captive business generates revenue from assumed premium earned under UCTS.
In the MIS operating group, the Company generates commissions and fees from marketing income, which is earned through co-branded Medicare marketing campaigns with the Company’s insurance company partners.
In addition, the Company generates investment income in all of its operating groups and the Corporate and Other non-reportable segment.
The Company’s chief operating decision maker, the chief executive officer, evaluates the performance of the Company’s operating groups based on net income (loss) and net income (loss) before interest, taxes, depreciation, amortization, and one-time transactional-related expenses or non-recurring items. The chief operating decision maker considers actual, actual-to-prior year variances, and budget-to-actual variances on a monthly basis for both profit measures to manage resources and make decisions about the business. However, only operating group net income (loss), as the measure of segment profit or loss that is most consistent with GAAP measurement principles, is disclosed below.
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

	For the Three Months Ended March 31, 2025
(in thousands)	Insurance Advisory Solutions	Underwriting, Capacity & Technology Solutions	Mainstreet Insurance Solutions	Corporate and Other	Total
Revenues:
Commission revenue(1)(2)	$190,328	$94,949	$71,650	$(18,065)	$338,862
Profit-sharing revenue	14,970	5,275	4,095	—	24,340
Consulting and service fee revenue	18,587	1,569	—	—	20,156
Policy fee and installment fee revenue	—	17,980	—	—	17,980
Assumed premium earned	—	4,317	—	—	4,317
Other income	2,764	46	2,066	—	4,876
Investment income	1,024	1,038	58	754	2,874
Total revenues	227,673	125,174	77,869	(17,311)	413,405
Expenses:
Inside advisor commissions	55,763	135	8,341	—	64,239
Fixed compensation	53,140	13,944	9,526	1,961	78,571
Benefits and other	25,871	8,550	6,448	3,600	44,469
Share-based compensation	4,853	2,281	1,253	4,416	12,803
Severance	486	207	456	58	1,207
Colleague earnout incentives	(3,161)	(108)	—	—	(3,269)
Colleague compensation and benefits	136,952	25,009	26,024	10,035	198,020
Outside commissions(2)	3,638	61,163	19,087	(18,065)	65,823
Selling expense	6,098	1,554	4,032	2,151	13,835
Operating expense	14,616	14,535	5,472	9,048	43,671
Administrative expense	13,996	4,815	7,612	33,925	60,348
All other expenses, net(3)	5,288	734	708	80	6,810
Total expense	180,588	107,810	62,935	37,174	388,507
Net income (loss)	$47,085	$17,364	$14,934	$(54,485)	$24,898

Other segment disclosures:
Change in fair value of contingent consideration	$7,138	$709	$214	$—	$8,061
Depreciation and amortization expense	13,866	4,641	7,556	1,402	27,465
Interest expense, net	—	109	10	29,857	29,976
Gain on divestitures	1,401	—	—	—	1,401
Loss on extinguishment and modification of debt	—	—	—	(2,394)	(2,394)
Capital expenditures	1,010	3,752	2,146	2,025	8,933
	At March 31, 2025
Total assets	$2,271,182	$656,497	$516,111	$104,917	$3,548,707
__________
(1)    During the three months ended March 31, 2025, commission revenue for the IAS, UCTS and MIS operating groups included direct bill revenue of $136.8 million, $1.0 million and $71.1 million, respectively, and agency bill revenue of $53.5 million, $93.9 million and $0.6 million, respectively.
(2)    During the three months ended March 31, 2025, the UCTS operating group recorded commissions revenue shared with other operating groups of $18.1 million. Commissions revenue shared with other operating groups, and the related outside commissions, are eliminated through Corporate and Other.
(3)    All other expenses include change in fair value of contingent consideration, gain on divestitures, other income (expense), net and income tax expense.

	For the Three Months Ended March 31, 2024
(in thousands)	Insurance Advisory Solutions	Underwriting, Capacity & Technology Solutions	Mainstreet Insurance Solutions	Corporate and Other	Total
Revenues:
Commission revenue(1)(2)	$185,971	$86,959	$67,129	$(17,684)	$322,375
Profit-sharing revenue	14,794	1,563	4,330	—	20,687
Consulting and service fee revenue	18,610	1,523	—	—	20,133
Policy fee and installment fee revenue	—	12,608	—	—	12,608
Other income	1,705	347	241	—	2,293
Investment income	1,265	897	—	109	2,271
Total revenues	222,345	103,897	71,700	(17,575)	380,367
Expenses:
Inside advisor commissions	55,330	785	7,463	—	63,578
Fixed compensation	50,247	12,972	9,381	1,742	74,342
Benefits and other	23,761	9,970	6,226	3,812	43,769
Share-based compensation	5,608	2,565	1,933	3,988	14,094
Severance	753	84	195	657	1,689
Colleague earnout incentives	3,583	—	—	—	3,583
Colleague compensation and benefits	139,282	26,376	25,198	10,199	201,055
Outside commissions(2)	3,183	56,173	19,365	(17,684)	61,037
Selling expense	5,137	1,051	3,749	1,133	11,070
Operating expense	14,214	8,942	4,233	6,338	33,727
Administrative expense	14,567	4,131	6,489	32,783	57,970
All other expenses, net(3)	8,502	(32,557)	(177)	640	(23,592)
Total expense	184,885	64,116	58,857	33,409	341,267
Net income (loss)	$37,460	$39,781	$12,843	$(50,984)	$39,100

Other segment disclosures:
Change in fair value of contingent consideration	$10,089	$2,798	$(211)	$—	$12,676
Depreciation and amortization expense	14,065	4,071	6,419	991	25,546
Interest (income) expense, net	(2)	(26)	7	31,566	31,545
Gain on divestitures	67	36,449	—	—	36,516
Capital expenditures	463	4,074	2,182	1,427	8,146
	At December 31, 2024
Total assets	$2,329,152	$621,407	$524,576	$59,596	$3,534,731
__________
(1)    During the three months ended March 31, 2024, commission revenue for the IAS, UCTS and MIS operating groups included direct bill revenue of $134.5 million, $3.2 million and $67.1 million, respectively, and agency bill revenue of $51.5 million and $83.8 million for the IAS and UCTS operating groups, respectively.
(2)    During the three months ended March 31, 2024, the UCTS operating group recorded commissions revenue shared with other operating groups of $17.0 million; and the MIS operating group recorded commissions revenue shared within the same operating group of $0.7 million. Commissions revenue shared with other operating groups or within the same operating group, and the related outside commissions, are eliminated through Corporate and Other.
(3)    All other expenses include change in fair value of contingent consideration, gain on divestitures, other income (expense), net and income tax expense.

15. Captive Insurance Operations
Effective January 1, 2025, the MSI Cell was licensed and participates as a quota share reinsurer on two of MSI’s multifamily programs, renters and master tenant legal liability, for the purpose of further participating in underwriting results. The reinsurance quota share contracts feature an adjustment to assumed premium based on the loss ratio performance of the business ceded.
As of March 31, 2025, assumed premium written was $6.8 million and is included as a component of assumed premiums, commissions and fees receivable, net on the condensed consolidated balance sheet. As of March 31, 2025, assumed premiums unearned was $2.5 million and is included as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheet. As of March 31, 2025, unpaid losses and loss adjustment reserve was $3.9 million and is included as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheet.
For the three months ended March 31, 2025, assumed premium earned was $4.3 million and is included in commissions and fees in the condensed consolidated statements of comprehensive income. For the three months ended March 31, 2025, incurred losses and LAE was $3.9 million and is included in other operating expenses in the condensed consolidated statements of comprehensive income. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such adjustments are made. No such adjustments were made during the three months ended March 31, 2025.
In December 2024, the initial funding to capitalize the Captive was $12.1 million, provided by Baldwin Holdings substantially in the form of a letter of credit. The Captive maintains capital of $12.0 million in excess of the minimum statutory amount required by regulatory authorities. The statutory capital and surplus of the Captive was $11.7 million as of March 31, 2025, as allowed by prescribed practices by the Tennessee Department of Commerce and Insurance.
16. Subsequent Events
On April 1, 2025, the Company completed a partnership with Bermuda-based ILS-focused reinsurance platform MultiStrat Group (“MultiStrat”) for upfront consideration consisting of $12.8 million of cash and equity. MultiStrat will also have the opportunity to receive additional contingent consideration payable in cash or equity. The partnership adds an important capability to source alternative reinsurance capital for Baldwin’s cedant clients and MSI. MultiStrat does not take balance sheet risk. The Company has not yet completed its evaluation and determination of consideration paid and assets and liabilities acquired for this business combination in accordance with ASC Topic 805, Business Combinations.
During April 2025, the Company made aggregate payments of $36.5 million to settle contingent earnout liabilities with certain of its partners, inclusive of amounts reclassified to colleague earnout incentives. The contingent earnout liability is included in current portion of contingent earnout liabilities and colleague earnout incentives are included on the face of the condensed consolidated balance sheets at March 31, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 25, 2025. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Baldwin is an independent insurance distribution firm providing indispensable expertise and insights that strive to give our clients the confidence to pursue their purpose, passion and dreams. As a team of dedicated entrepreneurs and insurance professionals, we have come together to help protect the possible for our clients. We do this by delivering bespoke client solutions, services, and innovation through our comprehensive and tailored approach to risk management, insurance, and employee benefits. We support our clients, colleagues, insurance company partners and communities through the deployment of vanguard resources and capital to drive our organic and inorganic growth. When we consistently execute for these key stakeholders, we believe that the outcome is an increase in value for our fifth stakeholder, our stockholders. We are innovating the industry by taking a holistic and tailored approach to risk management, insurance and employee benefits. Our growth plan includes continuing to recruit, train and develop industry leading talent, continuing to add geographic representation, insurance product expertise and end-client industry expertise via our partnership strategy, and continuing to expand our product suite and sources of capacity through our MGA platform (“MSI”), which delivers proprietary, technology-enabled insurance solutions to our internal risk advisors as well as to a growing channel of external distribution partners. We are a destination employer supported by an award-winning culture, powered by exceptional people and fueled by industry-leading growth and innovation.
We represent over three million clients across the United States and internationally. Our 4,000 plus colleagues include approximately 700 risk advisors, who are fiercely independent, relentlessly competitive and “insurance geeks.” We have approximately 110 offices in 23 states, all of which are equipped to provide diversified products and services to empower our clients at every stage through our three operating groups.
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
•Underwriting, Capacity & Technology Solutions (“UCTS”) consists of three distinct divisions—MSI, our Capacity Solutions group (which includes our reinsurance brokerage business, Juniper Re, and our captive management business), and the Captive business (as defined further below). Through MSI, we manufacture proprietary, technology-enabled insurance products that are then distributed (in many instances via technology and/or API integrations) internally via our risk advisors across our other operating groups and externally via select distribution partners, with a focus on sheltered channels where our products deliver speed, ease of use and certainty of execution, an example of which is the national embedded renters insurance product sold at point of lease via integrations with property management software providers. As a prominent growth driver for the Company, we have invested heavily in the expansion of our MGA product suite, which is now comprised of more than 20 products across commercial, personal and professional lines. In 2024, we made significant investment in the development of new middle-market oriented commercial lines products, which will go live in the first half of 2025. UCTS’ Wholesale Business was sold in the first quarter of 2024 and its operations are included in our results through the end of February 2024.

In January of 2025, we received final approval and a Certificate of Authority from the Texas Department of Insurance to form a Texas-domiciled reciprocal insurance exchange (the “Reciprocal”), for which we intend to serve as the Attorney-in-Fact (the “AIF”). The third-party led capitalization of the Reciprocal closed and funded in full on May 6, 2025, and we expect to begin writing business into the Reciprocal later in the second quarter or early in the third quarter of 2025. Based on the structure of the Reciprocal, we do not expect to consolidate the Reciprocal’s financial results, and the AIF entity will be treated as an equity method investment in UCTS.
UCTS includes TBG Assurance Company, LLC, a wholly-owned protected cell captive insurance company (“PCC”) domiciled in Tennessee, which was established to allow Baldwin to further participate in the underwriting results of a small portion of its MGA programs. The PCC allows for the creation of multiple independent cells (series) within a single legal entity, TBG Assurance Company, LLC (the “Core”). The initial series, MSI Multifamily Series Protected Cell (the “MSI Cell” and, collectively with the Core, the “Captive”), was effective January 1, 2025.
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
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements for the three months ended March 31, 2025 and 2024 and the related notes and other financial information included elsewhere in this report.
In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024.

The following is a discussion of our consolidated results of operations for the three months ended March 31, 2025 and 2024.

	For the Three Months Ended March 31,		Variance
(in thousands)	2025	2024	Amount	%
Revenues:
Core commissions and fees	$381,315	$355,116	$26,199	7%
Profit-sharing and other income	29,216	22,980	6,236	27%
Commissions and fees	410,531	378,096	32,435	9%
Investment income	2,874	2,271	603	27%
Total revenues	413,405	380,367	33,038	9%

Operating expenses:
Colleague compensation and benefits	198,020	201,055	(3,035)	(2)%
Outside commissions	65,823	61,037	4,786	8%
Other operating expenses	58,019	45,795	12,224	27%
Amortization expense	25,882	24,041	1,841	8%
Change in fair value of contingent consideration	8,061	12,676	(4,615)	(36)%
Depreciation expense	1,583	1,505	78	5%
Total operating expenses	357,388	346,109	11,279	3%

Operating income	56,017	34,258	21,759	64%

Other income (expense):
Interest expense, net	(29,976)	(31,545)	1,569	(5)%
Gain on divestitures	1,401	36,516	(35,115)	(96)%
Loss on extinguishment and modification of debt	(2,394)	—	(2,394)	—
Other income (expense), net	(150)	538	(688)	(128)%
Total other income (expense), net	(31,119)	5,509	(36,628)	n/m
Income before income taxes	$24,898	$39,767	$(14,869)	(37)%
__________
n/m    not meaningful
Commissions and Fees
We earn commissions and fees by facilitating the arrangement between insurance company partners and clients for the carrier to provide insurance to the insured party. Our commissions are usually a percentage of the premium paid by the insured and generally depend on the type of insurance, the particular insurance company partner and the nature of the services provided. Under certain arrangements with clients, we earn pre-negotiated service fees for insurance placement services. Additionally, we earn policy fees for acting in the capacity of an MGA and fulfilling certain administrative functions on behalf of insurance company partners, including delivery of policy documents, processing payments and other administrative functions, and the Captive business earns revenue from assumed premium. We may also receive profit-sharing commissions, which represent forms of variable consideration paid by insurance company partners associated with the placement of coverage. Profit-sharing commissions are generally based on underwriting results, but may also contain considerations for volume, growth or retention. Other revenue streams include other ancillary income, premium financing income, and marketing income based on negotiated cost reimbursement for fulling specific targeted Medicare marketing campaigns.
Commissions and fees increased $32.4 million, or 9%, for the first quarter of 2025 compared to the same period of 2024 driven by organic growth in core commissions and fees of $31.7 million related to new and renewal business across client industry sectors, continued outperformance from MSI, and new business growth from the Captive business. In addition, profit-sharing and other revenue grew organically $6.5 million resulting from improvements in loss ratios and the number of policies sold in IAS and MIS, as well as timing differences in UCTS. This growth was offset in part by a decrease in commissions and fees of $5.8 million from our Wholesale Business that was sold in March 2024 and for which there were no comparable revenues earned in the first quarter of 2025.

Colleague Compensation and Benefits
Colleague compensation and benefits is our largest expense. It consists of (i) base compensation comprising salary, bonuses and benefits paid and payable to colleagues, and commissions paid to colleagues, and (ii) equity-based compensation associated with the grants of restricted and unrestricted stock awards to senior management, colleagues, risk advisors and directors. We expect to continue to experience a general rise in colleague compensation and benefits expense commensurate with expected revenue growth as our compensation arrangements with our colleagues and risk advisors contain significant bonus or commission components driven by the results of our operations. In addition, we operate in competitive markets for human capital and need to maintain competitive compensation levels as we expand geographically and create new products and services.
Colleague compensation and benefits expense decreased $3.0 million, or 2%, for the first quarter of 2025 compared to the same period of 2024, primarily related to a decrease in colleague earnout incentives of $6.9 million, offset in part by an increase in colleague compensation of $3.4 million.
Outside Commissions
Outside commissions increased $4.8 million, or 8%, for the first quarter of 2025 compared to the same period of 2024, which is in line with the increase in core commissions and fees.
Other Operating Expense
Other operating expenses include travel, accounting, legal and other professional fees, placement fees, rent, office expenses and other costs associated with our operations. Our occupancy-related costs and professional services expenses, in particular, generally increase or decrease in relative proportion to the number of our colleagues and the overall size and scale of our business operations.
Other operating expenses increased $12.2 million for the first quarter of 2025 compared to the same period of 2024 driven by higher incurred losses and LAE of $3.9 million related to our newly-established Captive business, professional fees of $3.6 million due to increased legal spend which includes fees related to the setup of the Reciprocal, technology and software-related costs of $1.6 million, travel and entertainment of $1.1 million, and advertising and marketing of $1.1 million in connection with the continued rollout of our rebranding.
Amortization Expense
Amortization expense increased $1.8 million for the first quarter of 2025 compared to the same period of 2024 primarily due to an increase in capitalized software.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration was an $8.1 million loss for the first quarter of 2025 compared to a $12.7 million loss for the first quarter of 2024. The fair value loss related to contingent consideration for the first quarter of 2025 was impacted by positive changes in revenue growth trends of certain partners and accretion of the contingent earnout obligations approaching their respective measurement dates, in addition to a loss recognized in connection with the reclassification of $3.3 million from colleague earnout incentives.
Interest Expense, Net
Interest expense, net, decreased $1.6 million for the first quarter of 2025 compared to the same period of 2024 from lower average interest rates resulting from the January 2025 refinancing, offset in part by higher average borrowings. We expect interest expense to remain relatively flat in the near term on a year-over-year basis due to an anticipated increase in borrowings under our Revolving Facility to fund the settlement of contingent earnout liabilities, offset by lower expected average interest rates.
Gain on Divestitures
Gain on divestitures decreased $35.1 million for the first quarter of 2025 compared to the same period of 2024 driven by a $36.4 million gain recorded in connection with the sale of our Wholesale Business during the first quarter of 2024.
Loss on Extinguishment and Modification of Debt
Loss on extinguishment and modification of debt of $2.4 million for the first quarter of 2025 relates to the January 2025 refinancing.

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
We calculate organic revenue based on commissions and fees for the relevant period by excluding (i) the first twelve months of commissions and fees generated from new partners and (ii) commissions and fees from divestitures. Organic revenue growth is the change in organic revenue period-to-period, with prior period results adjusted to (i) include commissions and fees that were excluded from organic revenue in the prior period because the relevant partners had not yet reached the twelve-month owned mark, but which have reached the twelve-month owned mark in the current period, and (ii) exclude commissions and fees related to divestitures from organic revenue. For example, commissions and fees from a partner acquired on June 1, 2024 are excluded from organic revenue for 2024. However, after June 1, 2025, results from June 1, 2024 to December 31, 2024 for such partners are compared to results from June 1, 2025 to December 31, 2025 for purposes of calculating organic revenue growth in 2025. Organic revenue growth is a key metric used by management and our board of directors to assess our financial performance. We believe that organic revenue and organic revenue growth are appropriate measures of operating performance as they allow investors to measure, analyze and compare growth in a meaningful and consistent manner.

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
Adjusted EBITDA and Adjusted EBITDA Margin
The following table reconciles adjusted EBITDA and adjusted EBITDA margin to net income, which we consider to be the most directly comparable GAAP financial measure:

	For the Three Months Ended March 31,
(in thousands, except percentages)	2025	2024
Revenues	$413,405	$380,367

Net income	$24,898	$39,100
Adjustments to net income:
Interest expense, net	29,976	31,545
Amortization expense	25,882	24,041
Share-based compensation	12,803	14,094
Change in fair value of contingent consideration	8,061	12,676
Colleague earnout incentives	(3,269)	3,583
Loss on extinguishment and modification of debt	2,394	—
Depreciation expense	1,583	1,505
Transaction-related partnership and integration expenses	1,533	4,904
Income and other taxes(1)	1,471	1,501
Gain on divestitures	(1,401)	(36,516)
Severance	1,207	1,689
Loss on interest rate caps	18	26
Other(2)	8,639	3,538
Adjusted EBITDA	$113,795	$101,686

Net income margin	6%	10%
Adjusted EBITDA margin	28%	27%
__________
(1)    Income and other taxes include the Tax Receivable Agreement expense and other operating tax expense, such as state taxes, under GAAP.
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

Organic Revenue and Organic Revenue Growth
The following table reconciles organic revenue and organic revenue growth to commissions and fees, which we consider to be the most directly comparable GAAP financial measure:

	For the Three Months Ended March 31,
(in thousands, except percentages)	2025	2024
Commissions and fees	$410,531	$378,096
Partnership commissions and fees(1)	—	—
Organic revenue	$410,531	$378,096
Organic revenue growth(2)	$38,219	$51,051
Organic revenue growth %(2)	10%	16%
__________
(1)    Includes the first twelve months of such commissions and fees generated from newly acquired partners.
(2)    Organic revenue for the three months ended March 31, 2024 used to calculate organic revenue growth for the three months ended March 31, 2025 was $372.3 million, which is adjusted to exclude commissions and fees from divestitures that occurred during 2024 and 2025.

Adjusted Net Income and Adjusted Diluted EPS
The following table reconciles adjusted net income to net income attributable to Baldwin and reconciles adjusted diluted EPS to diluted earnings per share, which we consider to be the most directly comparable GAAP financial measures:

	For the Three Months Ended March 31,
(in thousands, except per share data)	2025	2024
Net income attributable to Baldwin	$13,939	$21,578
Net income attributable to noncontrolling interests	10,959	17,522
Amortization expense	25,882	24,041
Share-based compensation	12,803	14,094
Change in fair value of contingent consideration	8,061	12,676
Colleague earnout incentives	(3,269)	3,583
Loss on extinguishment and modification of debt	2,394	—
Depreciation	1,583	1,505
Transaction-related partnership and integration expenses	1,533	4,904
Amortization of deferred financing costs	1,422	1,552
Gain on divestitures	(1,401)	(36,516)
Severance	1,207	1,689
Income tax expense(1)	1,200	—
Loss on interest rate caps, net of cash settlements	18	2,326
Other(2)	8,639	3,538
Adjusted pre-tax income	84,970	72,492
Adjusted income taxes(3)	8,412	7,177
Adjusted net income	$76,558	$65,315

Weighted-average shares of Class A common stock outstanding - diluted	69,328	65,314
Exchange of Class B common stock(4)	49,045	51,994
Adjusted diluted weighted-average shares outstanding	118,373	117,308

Diluted earnings per share	$0.20	$0.33
Effect of exchange of Class B common stock and net income attributable to noncontrolling interests per share	0.01	—
Other adjustments to income per share	0.51	0.29
Adjusted income taxes per share	(0.07)	(0.06)
Adjusted diluted EPS	$0.65	$0.56
___________
(1)    Income tax expense includes the Tax Receivable Agreement expense.
(2)    Other addbacks to adjusted net income include certain income and expenses that are considered to be non-recurring or non-operational, including certain recruiting costs, professional fees, litigation costs and bonuses.
(3)    Represents corporate income taxes at an assumed effective tax rate of 9.9% applied to adjusted pre-tax income.
(4)    Assumes the full exchange of Class B common stock for Class A common stock pursuant to the Amended LLC Agreement.

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

	For the Three Months Ended March 31,		Variance
(in thousands, except percentages)	2025	2024	Amount	%
Revenues:
Core commissions and fees	$208,915	$204,581	$4,334	2%
Profit-sharing and other income	17,734	16,499	1,235	7%
Commissions and fees	226,649	221,080	5,569	3%
Investment income	1,024	1,265	(241)	(19)%
Total revenues	227,673	222,345	5,328	2%

Operating expenses:
Colleague compensation and benefits	136,952	139,282	(2,330)	(2)%
Outside commissions	3,638	3,183	455	14%
Other operating expenses	20,844	19,924	920	5%
Amortization expense	13,563	13,698	(135)	(1)%
Change in fair value of contingent consideration	7,138	10,089	(2,951)	(29)%
Depreciation expense	303	367	(64)	(17)%
Total operating expenses	182,438	186,543	(4,105)	(2)%

Operating income	45,235	35,802	9,433	26%
Total other income	1,850	1,658	192	12%
Income before income taxes	$47,085	$37,460	$9,625	26%
Commissions and Fees
IAS generates (i) commissions for placing insurance policies on behalf of its insurance company partners; (ii) profit-sharing income based on either the underlying book of business or performance, such as loss ratios; and (iii) fees from consulting and service fee arrangements, which are in place with certain clients for a negotiated fee.
IAS commissions and fees increased $4.3 million year over year due primarily to organic growth in core commissions and fees. Growth in our core commissions and fees was driven by 14% sales velocity (new business as a percentage of prior year commissions and fees) compared to 17% in the prior-year period, which was an expected downtick relating to timing differences in net new business. In addition, client retention improved slightly year over year to approximately 92%. New business growth was offset by 800 bps of headwind in underlying rate and exposure change year over year, attributable to both softening insurance rate, particularly in the property line of business, as well as overall lower economic activity. In addition, profit-sharing revenue increased $1.2 million year over year primarily resulting from improvements in loss ratios and the number of policies sold.
Colleague Compensation and Benefits
Colleague compensation and benefits expense for IAS decreased $2.3 million year over year primarily due to a decrease in colleague earnout incentives of $6.7 million, partially offset by increases in colleague compensation (fixed compensation plus share-based compensation) and benefits and other of $2.1 million each.
Other Operating Expenses
Other operating expenses for IAS increased $0.9 million year over year due primarily to higher costs for professional fees of $1.2 million.

Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration for IAS was a $7.1 million loss for the first quarter of 2025 compared to a $10.1 million loss for the first quarter of 2024. The fair value loss related to contingent consideration for the first quarter of 2025 was impacted by positive changes in revenue growth trends of certain partners, in addition to a $3.1 million loss recognized in connection with a reclassification from colleague earnout incentives.
UNDERWRITING, CAPACITY & TECHNOLOGY SOLUTIONS OPERATING GROUP RESULTS
UCTS consists of three distinct divisions—MSI, our Capacity Solutions group (which includes our reinsurance brokerage business, Juniper Re, and our captive management business), and the Captive business. Through MSI, we manufacture proprietary, technology-enabled insurance products with a focus on sheltered channels where our products deliver speed, ease of use and certainty of execution, an example of which is our national embedded renters insurance product sold at point of lease via integrations with property management software providers. Our MGA product suite is now comprised of more than 20 products across personal, commercial and professional lines. UCTS’ Wholesale Business was sold in the first quarter of 2024 and its operations are included in our results through February 29, 2024.

	For the Three Months Ended March 31,		Variance
(in thousands, except percentages)	2025	2024	Amount	%
Revenues:
Core commissions and fees	$118,815	$101,090	$17,725	18%
Profit-sharing and other income	5,321	1,910	3,411	179%
Commissions and fees	124,136	103,000	21,136	21%
Investment income	1,038	897	141	16%
Total revenues	125,174	103,897	21,277	20%

Operating expenses:
Colleague compensation and benefits	25,009	26,376	(1,367)	(5)%
Outside commissions	61,163	56,173	4,990	9%
Other operating expenses	16,154	10,115	6,039	60%
Amortization expense	4,487	3,914	573	15%
Change in fair value of contingent consideration	709	2,798	(2,089)	(75)%
Depreciation expense	154	157	(3)	(2)%
Total operating expenses	107,676	99,533	8,143	8%

Operating income	17,498	4,364	13,134	n/m
Total other income (expense), net	(134)	35,417	(35,551)	(100)%
Income before income taxes	$17,364	$39,781	$(22,417)	(56)%
__________
n/m    not meaningful
Commissions and Fees
UCTS generates (i) commissions for underwriting and placing insurance policies on behalf of its insurance company partners; (ii) policy fee and installment fee revenue for acting in the capacity of an MGA and fulfilling certain administrative functions on behalf of insurance company partners, including delivery of policy documents, processing payments and other administrative functions; (iii) profit-sharing income, generally based on the profitability of the underlying book of business of the policies it generates on behalf of its insurance company partners; (iv) fees from service fee arrangements, which are in place with certain customers for a negotiated fee; and (v) assumed premium earned in the Captive business.

UCTS commissions and fees increased $21.1 million year over year due primarily to organic growth in core commissions and fees. Growth in our core commissions and fees of $17.7 million was driven by continued outperformance in MSI (accounting for $17.5 million of the increase in core commissions and fees), building momentum in our Capacity Solutions group (accounting for $1.4 million of the increase in core commissions and fees), and the introduction of the Captive (accounting for $4.3 million of the increase in core commissions and fees), partially offset by a decrease in core commissions and fees of $5.5 million from our Wholesale Business that was sold in the first quarter of 2024 and for which there were no comparable revenues earned in the first quarter of 2025. UCTS profit-sharing and other revenue grew by $3.4 million year over year driven by timing differences. Core commissions and fees growth, excluding revenue related to the Wholesale Business during the first quarter of 2024, was 24%.
Colleague Compensation and Benefits
Colleague compensation and benefits expense for UCTS decreased $1.4 million year over year primarily driven by a decrease in colleague compensation and benefits expense related to our Wholesale Business that was sold in the first quarter of 2024 of $1.4 million for which there was no comparable expense in the first quarter of 2025. After excluding colleague compensation and benefits expense related to the Wholesale Business, colleague compensation increased $1.2 million resulting from the growth in UCTS, offset by a decrease in benefits and other expense of $1.1 million.
Outside Commissions
Outside commissions for UCTS consist of outside commissions paid to partners that distribute our MGA products. Outside commissions for UCTS increased $8.0 million, or 15%, after excluding outside commissions relating to the Wholesale Business during the first quarter of 2024 of $3.0 million.
Other Operating Expenses
Other operating expenses for UCTS increased $6.0 million year over year driven by higher incurred losses and LAE of $3.9 million related to our newly-established Captive business, professional fees of $1.7 million and licenses and taxes of $1.5 million.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration for UCTS was a $0.7 million loss for the first quarter of 2025 compared to a $2.8 million loss for the first quarter of 2024. The fair value loss related to contingent consideration for 2025 was primarily impacted by positive changes in revenue growth trends of certain partners and accretion as the remaining contingent earnout obligations approach their respective measurement dates.
Total Other Income (Expense), Net
Total other income (expense), net for UCTS decreased $35.6 million year over year driven by a $36.4 million gain recorded in connection with the sale of our Wholesale Business during the first quarter of 2024.

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

	For the Three Months Ended March 31,		Variance
(in thousands, except percentages)	2025	2024	Amount	%
Revenues:
Core commissions and fees	$71,650	$67,129	$4,521	7%
Profit-sharing and other income	6,161	4,571	1,590	35%
Commissions and fees	77,811	71,700	6,111	9%
Investment income	58	—	58	—
Total revenues	77,869	71,700	6,169	9%

Operating expenses:
Colleague compensation and benefits	26,024	25,198	826	3%
Outside commissions	19,087	19,365	(278)	(1)%
Other operating expenses	9,550	8,072	1,478	18%
Amortization expense	7,374	6,273	1,101	18%
Change in fair value of contingent consideration	214	(211)	425	n/m
Depreciation expense	182	146	36	25%
Total operating expenses	62,431	58,843	3,588	6%

Operating income	15,438	12,857	2,581	20%
Total other expense, net	(504)	(4)	(500)	n/m
Income before income taxes	$14,934	$12,853	$2,081	16%
__________
n/m    not meaningful
Commissions and Fees
MIS generates (i) commissions for placing insurance policies on behalf of its insurance company partners; (ii) profit-sharing income based on either the underlying book of business or performance, such as loss ratios; and (iii) commissions and fees in the form of marketing income, which is earned through co-branded marketing campaigns with our insurance company partners.
MIS commissions and fees increased $6.1 million year over year primarily due to organic growth in core commissions and fees. Key drivers of the organic growth in MIS core commissions and fees included our Westwood business (accounting for $2.8 million of the year over year increase in core commissions and fees) and our legacy Mainstreet business (accounting for $2.6 million of the year over year increase in core commissions and fees). In addition, MIS profit-sharing and other revenue increased $1.6 million year over year primarily resulting from improvements in loss ratios and the number of policies sold.
Colleague Compensation and Benefits
Colleague compensation and benefits expense for MIS increased $0.8 million year over year due to an increase in inside advisor commissions.
Other Operating Expenses
Other operating expenses for MIS increased $1.5 million year over year driven by higher settlement expense and various other costs.

Amortization Expense
MIS amortization expense increased $1.1 million year over year primarily driven by an increase in capitalized software.
CORPORATE AND OTHER RESULTS

	For the Three Months Ended March 31,		Variance
(in thousands, except percentages)	2025	2024	Amount	%
Revenues:
Commissions and fees	$(18,065)	$(17,684)	$(381)	2%
Investment income	754	109	645	n/m
Total revenues	(17,311)	(17,575)	264	(2)%

Operating expenses:
Colleague compensation and benefits	10,035	10,199	(164)	(2)%
Outside commissions	(18,065)	(17,684)	(381)	2%
Other operating expenses	11,471	7,684	3,787	49%
Amortization expense	458	156	302	194%
Depreciation expense	944	835	109	13%
Total operating expenses	4,843	1,190	3,653	n/m

Operating loss	(22,154)	(18,765)	(3,389)	18%

Other expense:
Interest expense, net	(29,857)	(31,566)	1,709	(5)%
Loss on extinguishment and modification of debt	(2,394)	—	(2,394)	—
Other income (expense), net	(80)	4	(84)	—
Total other expense, net	(32,331)	(31,562)	(769)	2%
Loss before income taxes	$(54,485)	$(50,327)	$(4,158)	8%
__________
n/m    not meaningful
Commissions and Fees
Corporate and Other records the elimination of intercompany commissions revenue from the operating groups. During the first quarter of 2025, UCTS recorded commissions revenue shared with other operating groups of $18.1 million.
The year-over-year increase in intercompany commission is related to the QBE Program Administrator Agreement. We expect revenue recognized from this agreement to continue to grow as we serve as the MGA on more intersegment revenue such as homeowners insurance sold through MIS.
Colleague Compensation and Benefits
Colleague compensation and benefits expense in Corporate and Other decreased $0.2 million year over year driven by a reduction in severance.
Outside Commissions
Outside commissions for Corporate and Other include the elimination of intercompany commissions expense from the operating groups.
A significant portion of the year-over-year increase in intercompany commissions expense eliminated through Corporate and Other is related to the QBE Program Administrator Agreement. We expect intercompany commissions expense to continue to increase as we serve as the MGA on more intersegment revenue such as homeowners insurance sold through MIS.

Other Operating Expenses
Other operating expenses in Corporate and Other increased $3.8 million year over year due primarily to higher technology and software-related costs of $2.5 million.
Interest Expense, Net
Interest expense, net, in Corporate and Other decreased $1.7 million year over year from lower average interest rates resulting from the January 2025 refinancing, offset in part by higher average borrowings. We expect interest expense to remain relatively flat in the near term on a year-over-year basis due to an anticipated increase in borrowings under our Revolving Facility to fund the settlement of contingent earnout liabilities, offset by lower expected average interest rates.
Loss on Extinguishment and Modification of Debt
Loss on extinguishment and modification of debt in Corporate and Other of $2.4 million for the first quarter of 2025 relates to the January 2025 refinancing.
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
As of March 31, 2025, the 2024 Credit Facility provided for senior secured credit facilities in an aggregate principal amount of $1.54 billion, which consisted of (i) a term loan facility in the principal amount of $935.8 million, bearing interest at a rate of term SOFR, plus an applicable margin of 300 bps, with a margin step-down to 275 bps at a first lien net leverage ratio of 4.00x or below, maturing in May 24, 2031 (the “2025 Term Loan Facility”) and (ii) a revolving credit facility with commitments in an aggregate principal amount of $600 million, bearing interest at SOFR plus 210 bps to SOFR plus 310 bps based on total net leverage ratio maturing in May 24, 2029 (the “Revolving Facility”). As of March 31, 2025, Baldwin Holdings also had outstanding $600 million aggregate principal amount of 7.125% senior secured notes due May 15, 2031 (the “Senior Secured Notes”). Refer to Note 8 to our consolidated financial statements included in Part I, Item 1. Financial Statements of this report for more information relating to the terms of the Senior Secured Notes and 2024 Credit Facility.
In the near term, we intend to fund our earnout obligations with cash and cash equivalents, including unused proceeds from the issuance of the Senior Secured Notes and the 2025 Term Loans, cash flow from operations and available borrowings under the Revolving Facility. From time to time, we will consider raising additional debt or equity financing if and as necessary to support our growth, including in connection with the exploration of partnership opportunities or to refinance existing obligations on an opportunistic basis.
As of March 31, 2025, our cash and cash equivalents were $81.8 million and we had $586 million of available borrowing capacity on the Revolving Facility. We believe that our cash and cash equivalents, cash flow from operations and available borrowings will be sufficient to fund our working capital and meet our commitments for the next twelve months and beyond.

Contractual Obligations and Commitments
The following table represents our contractual obligations and commitments, aggregated by type, at March 31, 2025:

		Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$97,922	$15,829	$39,798	$29,801	$12,494
Debt obligations payable(2)	2,218,702	120,109	238,164	235,423	1,625,006
Undiscounted estimated contingent earnout obligation(3)	67,008	63,494	3,514	—	—
USF Grant	3,352	856	1,696	800	—
Total	$2,386,984	$200,288	$283,172	$266,024	$1,637,500
__________
(1)    Represents noncancelable operating leases for our facilities. Operating lease expense was $5.3 million and $5.4 million for the three months ended March 31, 2025 and 2024, respectively.
(2)    Represents scheduled debt obligations and estimated interest payments for our Senior Secured Notes and 2025 Term Loans.
(3)    Represents the total expected future payments to be made to partners and colleagues for earnout-related obligations at March 31, 2025.
Our contractual obligations and commitments are comprised of operating lease obligations, principal and interest payments on our borrowings under the Senior Secured Notes and the 2025 Term Loans, estimated payments of contingent earnout liabilities and our commitment to the University of South Florida (“USF”).
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
Our debt obligations at March 31, 2025 include borrowings outstanding under the Senior Secured Notes of $600 million and under the 2025 Term Loans of $933.5 million. Estimated interest payments for outstanding borrowings under the Senior Secured Notes and 2025 Term Loans in the table above were calculated based on the applicable interest rates at March 31, 2025 of 7.125% and 7.32%, respectively, through their respective due dates of May 15, 2031 and May 24, 2031.
Substantially all of our partnerships and certain acquisitions of select books of business that do not constitute a complete business enterprise include contractual earnout provisions. We record an estimation of the fair value of the contingent earnout obligations at the partnership date as a component of the consideration paid. Our contingent earnout obligations are measured at fair value each reporting period based on the present value of the expected future payments to be made to partners in accordance with the provisions outlined in the respective purchase agreements. The recorded obligations are based on estimates of the partners’ future performance using financial projections for the earnout period. The aggregate estimated contingent earnout liabilities included on our condensed consolidated balance sheet at March 31, 2025 was $48.2 million, of which $4.9 million must be settled in cash and the remaining $43.3 million can be settled in cash or stock at our option. The undiscounted estimated contingent earnout obligation presented in the table above represents the total expected future payments to be made to the partners. The undiscounted estimated contingent earnout obligation at March 31, 2025 was $67.0 million, of which $5.0 million must be settled in cash and the remaining $62.0 million can be settled in cash or stock at our option. The maximum estimated exposure to the contingent earnout liabilities was $102.9 million at March 31, 2025.
As of March 31, 2025, we have a remaining commitment to USF to donate $3.4 million through October 2028. The gift will provide support for the School of Risk Management and Insurance in the USF Muma College of Business. It is currently anticipated that Lowry Baldwin, our Chairman, will fund half of this commitment.
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
During the three months ended March 31, 2025, we redeemed 1,260,092 LLC Units of Baldwin Holdings on a one-for-one basis for shares of Class A common stock and cancelled the corresponding shares of Class B common stock. We receive an increase in our share of the tax basis in the net assets of Baldwin Holdings due to the interests being redeemed. We have assessed the realizability of the net deferred tax assets and in that analysis have considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. We have recorded a full valuation allowance against the deferred tax assets at Baldwin as of March 31, 2025, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances.
As of March 31, 2025 and December 31, 2024, we have recorded a Tax Receivable Agreement liability of $5.3 million and $4.8 million associated with the payments to be made to current or former Baldwin Holdings’ LLC Members subject to the Tax Receivable Agreement.
Sources and Uses of Cash
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated:

	For the Three Months Ended March 31,
(in thousands)	2025	2024	Variance
Net cash provided by (used in) operating activities	$(63,983)	$3,007	$(66,990)
Net cash provided by (used in) investing activities	(8,612)	44,613	(53,225)
Net cash provided by (used in) financing activities	58,887	(40,266)	99,153
Net increase (decrease) in cash and cash equivalents and fiduciary cash	(13,708)	7,354	(21,062)
Cash and cash equivalents and fiduciary cash at beginning of period	312,769	226,963	85,806
Cash and cash equivalents and fiduciary cash at end of period	$299,061	$234,317	$64,744
Operating Activities
The primary sources and uses of cash for operating activities are net income (loss) adjusted for non-cash items and changes in assets and liabilities, or operating working capital, and payment of contingent earnout consideration. Net cash used in operating activities increased $67.0 million year over year, primarily as a result of a $61.9 million increase in payments of contingent earnout consideration in excess of purchase price accrual.
Investing Activities
The primary sources and uses of cash for investing activities relate to cash consideration paid to fund partnerships, proceeds from divested assets, and other investments to grow our business. Net cash used in investing activities increased $53.2 million year over year driven by a decrease in cash proceeds from divestitures, net of cash transferred of $53.0 million, relating primarily to the sale of our Wholesale Business during 2024.
Financing Activities
The primary sources and uses of cash for financing activities relate to the issuance of our Class A common stock; debt servicing costs in connection with our long-term debt and revolving line of credit, as well as purchases, sales and settlements of interest rate caps to mitigate interest rate volatility on that debt; payment of contingent earnout consideration; and other equity transactions. Net cash provided by financing activities increased $99.2 million year over year driven by an increase in net proceeds from borrowings on our credit facilities of $107.2 million resulting from the January 2025 refinancing.

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
There have been no material changes in our critical accounting policies during the three months ended March 31, 2025 as compared to those disclosed in the Critical Accounting Policies and Estimates section under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Our invested assets are held primarily as cash and cash equivalents and restricted cash. To a lesser extent, we may also utilize certificates of deposit, U.S. treasury securities and professionally managed short duration fixed income funds. These investments are subject to market risk. The fair value of our invested assets at March 31, 2025 and December 31, 2024 approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.
At March 31, 2025, we had $933.5 million of borrowings outstanding under the 2025 Term Loans and no outstanding borrowings under our Revolving Facility. The 2025 Term Loans bear interest based on a variable rate of term SOFR, plus an applicable margin of 300 bps. An increase of 100 basis points on the term SOFR rate at March 31, 2025 would have increased our annual interest expense under the 2024 Credit Facility by $9.3 million.
Other than an amendment to the 2024 Credit Agreement to increase the aggregate principal amount of the 2024 Term Loans to $935.8 million, there have been no material changes in market risk from the information presented in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2025 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Please refer to Note 13 to our condensed consolidated financial statements included in Part I, Item 1. Financial Statements of this report for a discussion of legal proceedings to which the Company is subject.
ITEM 1A. RISK FACTORS
Please refer to the risk factors outlined under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 25, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None.
Issuer Repurchases of Equity Securities
The following table provides information about our repurchase of shares of our Class A common stock during the three months ended March 31, 2025:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value that may yet be Purchased under the Plans or Programs
January 1, 2025 to January 31, 2025	73,255	$38.76	—	$—
February 1, 2025 to February 28, 2025	293,802	41.04	—	—
March 1, 2025 to March 31, 2025	9,757	39.97	—	—
Total	376,814	$40.57	—	$—
__________
(1)    We purchased 376,814 shares during the three months ended March 31, 2025, which were acquired from our employees to cover required tax withholding on the vesting of shares granted under our Omnibus Incentive Plan or Partnership Inducement Award Plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Insider Trading Arrangements and Policies
During the quarter ended March 31, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS
The following exhibits are filed as a part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibit
10.1
Amendment No. 2 to Amended and Restated Credit Agreement, dated as of January 10, 2025, by and among Baldwin Holdings, the Guarantors party thereto, the several Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.27 of the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2025).

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

The Baldwin Insurance Group, Inc.

Date: May 6, 2025	By:	/s/ Trevor L. Baldwin
Trevor L. Baldwin
Chief Executive Officer

Date: May 6, 2025	By:	/s/ Bradford L. Hale
Bradford L. Hale
Chief Financial Officer