Form 10-Q
period 2025-06-30
Baldwin Insurance Group, Inc.
filed 2025-08-05
CIK 1781755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
As of July 30, 2025, there were 71,314,976 shares of Class A common stock outstanding and 47,358,729 shares of Class B common stock outstanding.

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
Capacity Solutions
A division of our Underwriting, Capacity & Technology Solutions operating group that includes our reinsurance brokerage business, Juniper Re, our reinsurance MGA business, MultiStrat, and our captive management business

Captive	The initial series, MSI Multifamily Series Protected Cell, together with the Core, TBG Assurance Company, LLC
clients	Our insureds
colleagues	Our employees
core commissions	Commissions and fees revenue excluding profit-sharing revenue and other income
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	Accounting principles generally accepted in the United States of America
insurance company partners	Insurance companies with which we have a contractual relationship
LLC Units	Membership interests of Baldwin Holdings
MGA	Managing General Agent
MSI	Our MGA platform
operating groups	Our reportable segments
partners	Companies that we have acquired, or in the case of asset acquisitions, the producers
partnerships	Strategic acquisitions made by the Company
Pre-IPO LLC Members	Trevor Baldwin, our Chief Executive Officer; Lowry Baldwin, our Chairman; BIGH, LLC, an entity controlled by Lowry Baldwin; Elizabeth Krystyn, one of our founders; Laura Sherman, one of our founders; Daniel Galbraith, President, The Baldwin Group and CEO, Retail Brokerage Operations; Brad Hale, our Chief Financial Officer; and The Villages Invesco, LLC, and certain other historical equity holders including equity holders in companies that we have acquired or producers

QBE	QBE Insurance Corporation and its affiliates
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE BALDWIN INSURANCE GROUP, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share and per share data)	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$105,695	$90,045
Fiduciary cash	278,007	222,724
Assumed premiums, commissions and fees receivable, net	349,639	283,553
Fiduciary receivables	491,423	418,543
Prepaid expenses and other current assets	14,945	11,625
Total current assets	1,239,709	1,026,490
Property and equipment, net	21,336	21,972
Right-of-use assets	67,100	72,367
Other assets	64,708	48,041
Intangible assets, net	925,549	953,492
Goodwill	1,420,583	1,412,369
Total assets	$3,738,985	$3,534,731
Liabilities, Mezzanine Equity and Stockholders’ Equity
Current liabilities:
Fiduciary liabilities	$769,430	$641,267
Commissions payable	71,963	73,126
Accrued expenses and other current liabilities	158,348	160,631
Related party notes payable	—	5,635
Colleague earnout incentives	989	32,826
Current portion of contingent earnout liabilities	6,759	142,949
Total current liabilities	1,007,489	1,056,434
Revolving line of credit	112,000	—
Long-term debt, less current portion	1,494,712	1,398,054
Contingent earnout liabilities, less current portion	9,972	2,610
Operating lease liabilities, less current portion	64,382	68,775
Other liabilities	61	61
Total liabilities	2,688,616	2,525,934
Commitments and contingencies (Note 14)
Mezzanine equity:
Redeemable noncontrolling interest	445	453
Stockholders’ equity:
Class A common stock, par value $0.01 per share, 300,000,000 shares authorized; 71,278,683 and 67,979,419 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	713	680
Class B common stock, par value $0.0001 per share, 100,000,000 shares authorized; 47,358,729 and 49,552,686 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	5	5
Additional paid-in capital	830,735	793,954
Accumulated deficit	(200,648)	(211,423)
Total stockholders’ equity attributable to Baldwin	630,805	583,216
Noncontrolling interest	419,119	425,128
Total stockholders’ equity	1,049,924	1,008,344
Total liabilities, mezzanine equity and stockholders’ equity	$3,738,985	$3,534,731
See accompanying Notes to Condensed Consolidated Financial Statements.

THE BALDWIN INSURANCE GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except share and per share data)	2025	2024	2025	2024
Revenues:
Commissions and fees	$376,249	$337,103	$786,780	$715,199
Investment income	2,562	2,737	5,436	5,008
Total revenues	378,811	339,840	792,216	720,207

Operating expenses:
Colleague compensation and benefits	195,471	175,659	393,491	376,714
Outside commissions	73,586	68,656	139,409	129,693
Other operating expenses	56,119	46,564	114,138	92,359
Amortization expense	26,010	25,394	51,892	49,435
Change in fair value of contingent consideration	(1,957)	5,552	6,104	18,228
Depreciation expense	1,642	1,557	3,225	3,062
Total operating expenses	350,871	323,382	708,259	669,491

Operating income	27,940	16,458	83,957	50,716

Other income (expense):
Interest expense, net	(31,320)	(31,329)	(61,296)	(62,874)
Gain (loss) on divestitures	(1,111)	628	290	37,144
Loss on extinguishment and modification of debt	—	(14,679)	(2,394)	(14,679)
Other income (expense), net	35	(461)	(115)	77
Total other expense, net	(32,396)	(45,841)	(63,515)	(40,332)

Income (loss) before income taxes	(4,456)	(29,383)	20,442	10,384
Income tax expense	685	1,484	685	2,151
Net income (loss)	(5,141)	(30,867)	19,757	8,233
Less: net income (loss) attributable to noncontrolling interests	(1,977)	(13,310)	8,982	4,212
Net income (loss) attributable to Baldwin	$(3,164)	$(17,557)	$10,775	$4,021

Comprehensive income (loss)	$(5,141)	$(30,867)	$19,757	$8,233
Comprehensive income (loss) attributable to noncontrolling interests	(1,977)	(13,310)	8,982	4,212
Comprehensive income (loss) attributable to Baldwin	(3,164)	(17,557)	10,775	4,021

Basic earnings (loss) per share	$(0.05)	$(0.28)	$0.16	$0.06
Diluted earnings (loss) per share	$(0.05)	$(0.28)	$0.15	$0.06
Weighted-average shares of Class A common stock outstanding - basic	68,009,996	63,124,601	67,044,696	62,490,376
Weighted-average shares of Class A common stock outstanding - diluted	68,009,996	63,124,601	70,392,551	66,189,508

See accompanying Notes to Condensed Consolidated Financial Statements.

THE BALDWIN INSURANCE GROUP, INC.
Condensed Consolidated Statements of Stockholders’ Equity and Mezzanine Equity
(Unaudited)

For the Three Months Ended June 30, 2025
	Stockholders’ Equity								Mezzanine Equity
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total	Redeemable Non-controlling Interest
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at March 31, 2025	69,852,390	$699	48,292,594	$5	$816,418	$(197,484)	$428,386	$1,048,024	$371
Net income (loss)	—	—	—	—	—	(3,164)	(2,073)	(5,237)	96
Equity issued in business combinations	23,202	—	—	—	515	—	348	863	—
Share-based compensation, net of forfeitures	469,226	5	—	—	3,761	—	2,508	6,274	—
Redemption of Class B common stock	933,865	9	(933,865)	—	10,041	—	(10,050)	—	—
Distributions to variable interest entities	—	—	—	—	—	—	—	—	(22)
Balance at June 30, 2025	71,278,683	$713	47,358,729	$5	$830,735	$(200,648)	$419,119	$1,049,924	$445

For the Six Months Ended June 30, 2025
	Stockholders’ Equity								Mezzanine Equity
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total	Redeemable Non-controlling Interest
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2024	67,979,419	$680	49,552,686	$5	$793,954	$(211,423)	$425,128	$1,008,344	$453
Net income	—	—	—	—	—	10,775	8,825	19,600	157
Equity issued in business combinations	23,202	—	—	—	515	—	348	863	—
Share-based compensation, net of forfeitures	1,082,105	11	—	—	12,721	—	8,730	21,462	—
Redemption of Class B common stock	2,193,957	22	(2,193,957)	—	23,545	—	(23,567)	—	—
Distributions to variable interest entities	—	—	—	—	—	—	(345)	(345)	(165)
Balance at June 30, 2025	71,278,683	$713	47,358,729	$5	$830,735	$(200,648)	$419,119	$1,049,924	$445

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

See accompanying Notes to Condensed Consolidated Financial Statements.

THE BALDWIN INSURANCE GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2025	2024
Cash flows from operating activities:
Net income	$19,757	$8,233
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	55,117	52,497
Change in fair value of contingent consideration	6,104	18,228
Share-based compensation expense	29,755	28,815
Payment of contingent earnout consideration in excess of purchase price accrual	(85,090)	(20,373)
Gain on divestitures	(290)	(37,144)
Amortization of deferred financing costs	2,843	2,997
Loss on extinguishment of debt	—	1,034
Loss on interest rate caps	18	160
Other loss	748	346
Changes in operating assets and liabilities:
Assumed premiums, commissions and fees receivable, net	(53,896)	(15,381)
Prepaid expenses and other current assets	(4,916)	(5,327)
Right-of-use assets	7,950	8,351
Accounts payable, accrued expenses and other current liabilities	(19,727)	(9,524)
Colleague earnout incentives	(31,824)	(4,766)
Operating lease liabilities	(7,253)	(6,800)
Net cash provided by (used in) operating activities	(80,704)	21,346
Cash flows from investing activities:
Capital expenditures	(20,310)	(18,704)
Cash consideration paid for business combinations, net of cash received	(11,699)	—
Proceeds from divestitures, net of cash transferred	1,901	56,415
Investments in and loans for business ventures	(15,633)	(3,341)
Cash consideration paid for asset acquisitions	(460)	(268)
Proceeds from repayment of related party loans	—	1,500
Net cash provided by (used in) investing activities	(46,201)	35,602
Cash flows from financing activities:
Change in fiduciary receivables and liabilities, net	55,283	62,254
Payment of contingent earnout consideration up to amount of purchase price accrual	(64,256)	(59,969)
Proceeds from revolving line of credit	121,000	95,000
Payments on revolving line of credit	(9,000)	(436,000)
Proceeds from refinancing of long-term debt	935,800	1,440,000
Payments relating to extinguishment and modification of long-term debt	(835,800)	(996,177)
Payments on long-term debt	(4,679)	(2,561)
Payments of deferred financing costs	—	(17,242)
Tax distributions to Baldwin Holdings LLC members	—	(11,076)
Other financing activity	(510)	2,036
Net cash provided by financing activities	197,838	76,265
Net increase in cash and cash equivalents and fiduciary cash	70,933	133,213
Cash and cash equivalents and fiduciary cash at beginning of period	312,769	226,963
Cash and cash equivalents and fiduciary cash at end of period	$383,702	$360,176

THE BALDWIN INSURANCE GROUP, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2025	2024
Supplemental schedule of cash flow information:
Cash paid during the period for interest	$54,528	$54,366
Cash paid during the period for income taxes	1,340	2,175
Disclosure of non-cash investing and financing activities:
Contingent earnout liabilities recognized in business combinations	$8,766	$—
Right-of-use assets obtained in exchange for operating lease liabilities	2,141	1,912
Capital expenditures incurred but not yet paid	1,639	1,256
Right-of-use assets increased through lease modifications and reassessments	950	78
Equity issued in business combinations	863	—
Conversion of contingent earnout liability to related party notes payable	—	5,636

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
Baldwin is a diversified insurance agency and services organization that markets and sells insurance products and services to its clients throughout the U.S. A significant portion of the Company’s business is concentrated in the Southeastern U.S., with several other regional concentrations. Baldwin and its subsidiaries operate through three reportable segments (“operating groups”), Insurance Advisory Solutions, Underwriting, Capacity & Technology Solutions and Mainstreet Insurance Solutions, which are discussed in more detail in Note 15.
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
Recently Issued Accounting Standards
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)—Disaggregation of Income Statement Expenses (“ASU 2024-03”) to improve the disclosures about a public business entity’s expenses and supply more detailed information about the types of expenses in commonly presented expense captions. These expense captions include purchases of inventory, employee compensation, depreciation, amortization, and depletion in commonly presented expense captions such as cost of sales, selling, general and administrative expense, and research and development. This guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The Company expects the adoption of this standard to expand its expense disclosures, but otherwise have no impact on the interim or annual consolidated financial statements.
In May 2025, the FASB issued ASU No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (“ASU 2025-03”). This ASU amends the guidance for identifying the accounting acquirer in a business combination effected primarily by exchanging equity interests when the legal acquiree is a variable interest entity (“VIE”) that meets the definition of a business. Under the new guidance, entities must consider the factors in ASC 805-10-55-12 through 55-15—such as relative voting rights, composition of the governing body and management, and size of the combining entities—regardless of whether the legal acquiree is a VIE. This change is intended to improve consistency and comparability in financial reporting for economically similar transactions. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual periods, with early adoption permitted. The Company will apply the amendments prospectively to business combinations occurring after the initial application. The Company expects the adoption of this standard to change how it evaluates the accounting acquirer in future business combinations involving a VIE, but otherwise have no impact on the consolidated financial statements.
Recently Adopted Accounting Standards
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures (“ASU 2023-09”) to enhance the transparency and usefulness of income tax disclosures. ASU 2023-09 requires disclosure of specific categories and disaggregation of information in the rate reconciliation table using both percentages and reporting currency amounts. ASU 2023-09 also requires disclosure of disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. The requirements of ASU 2023-09 became effective for the Company January 1, 2025, at which time it was adopted. However, the Company is not required to provide income tax disclosures on a quarterly basis; therefore, the new disclosures will be included in its Annual Report on Form 10-K for the year ending December 31, 2025 as required.
Changes in Presentation
Certain prior year amounts have been reclassified to conform to current year presentation, including the addition of a new operating expense classification, outside commissions, to provide more detailed information about the Company’s expenses. With the exception of the change in presentation for fiduciary assets and liabilities as discussed below, these reclassifications had no impact on the Company’s previously reported consolidated financial position, results of operations or cash flows.
Change in Presentation for Fiduciary Assets and Liabilities
Beginning January 1, 2025, the Company is presenting assets and liabilities that arise from activities in which the Company engages as an intermediary, where we collect premiums from insureds to remit to insurance companies, as fiduciary assets and fiduciary liabilities on the condensed consolidated balance sheets. Premiums receivable are no longer presented in the same caption with uncollected commissions and fees, but rather represented in a separate caption as fiduciary receivables. Premiums payable to insurance companies are now presented as fiduciary liabilities. In addition, restricted cash is now reflected as fiduciary cash along with non-restricted fiduciary cash balances previously reported within cash and cash equivalents. Fiduciary cash represents funds in the Company’s possession collected from customers to be remitted to insurance companies.

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
The table below presents the changes in the relevant balance sheet captions at December 31, 2024 from amounts as previously reported to the revised presentation.

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
The table below presents the changes in the relevant statement of cash flow captions for the six months ended June 30, 2024 from amounts as previously reported to the revised presentation.

	For the Six Months Ended June 30, 2024
(in thousands)	As Previously Reported	Change in Presentation	As Revised
Cash flows from operating activities:
Changes in operating assets and liabilities:
Premiums, commissions and fees receivable, net	$(134,494)	$134,494	$—
Assumed premiums, commissions and fees receivable, net	—	(15,381)	(15,381)
Accounts payable, accrued expenses and other current liabilities	167,077	(176,601)	(9,524)
Colleague earnout incentives(1)	—	(4,766)	(4,766)

Cash flows from financing activities:
Change in fiduciary assets and liabilities, net	—	62,254	62,254
Total represented changes in cash flows	$32,583	$—	$32,583
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

2. Significant Accounting Policies
Revenue Recognition
The Company generally recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”).
The Company earns commission revenue by providing insurance placement services to insureds or insurance companies (“clients”) under direct bill and agency bill arrangements with insurance company partners or reinsurance company partners for private risk management, commercial risk management, employee benefits and Medicare insurance types. Commission revenues are usually a percentage of the premium paid by clients and generally depend upon the type of insurance, the insurance company partner or reinsurance company partner, and the nature of the services provided. In some cases, the Company shares commissions with other agents or brokers who have acted jointly with the Company in a transaction. The Company controls the fulfillment of the performance obligation and its relationship with its insurance company partners, reinsurance company partners, and the outside agents. Commissions shared with downstream agents or brokers are recorded in outside commissions in the condensed consolidated statements of comprehensive income (loss).
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
The Company earns service fee revenue for providing insurance placement services to clients for a negotiated fee, and consulting revenue is earned by providing specialty insurance consulting and other advisory services. Service fee and consulting revenues from certain agreements are recognized over time depending on when the services within the contract are satisfied and when the Company has transferred control of the related services to the customer.
Profit-sharing commissions represent bonus-type revenue that is earned by the Company as a sales incentive provided by certain insurance company partners and reinsurance company partners. The Company receives profit-sharing commissions based primarily on underwriting results, but may also contain considerations for volume, growth, loss performance or retention. Profit-sharing commissions associated with relatively predictable measures are estimated and recognized over time. The profit-sharing commissions are recorded as the underlying policies that contribute to the achievement of the metric are placed with any adjustments recognized when payments are received or as additional information that affects the estimate becomes available. Profit-sharing commissions associated with loss performance are uncertain, and therefore, are subject to significant reversal as loss data remains subject to material change. Management estimates profit-sharing commissions using historical outcomes and known trends impacting premium volume or loss ratios, subject to a constraint. The constraint is relieved when management estimates the revenue is not subject to significant reversal, which often coincides with the earlier of written notice from the insurance company partner that the target has been achieved, or cash collection. Year-end and quarter-end amounts incorporate estimates subject to a constraint or where applicable, are based on confirmation from insurance company partners after calculation of premium volume or loss ratios that are impacted by catastrophic losses.
The Company earns policy fee revenue for acting in its capacity as a managing general agent (“MGA”) on behalf of the insurance company partner and fulfilling certain services, including delivery of policy documents, processing payments and other administrative functions during the term of the insurance policy. Policy fee revenue is deferred and recognized over the life of the policy. These deferred amounts are recognized as contract liabilities, which are included as a component of accrued expenses and other current liabilities on the consolidated balance sheets. The Company earns installment fee revenue for payment processing services performed on behalf of the insurance company partner related to policy premiums paid on an installment basis. The Company recognizes installment fee revenue in the period the services are performed.
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
Assumed premiums are recognized as income over the coverage period of the related policies. Unearned premiums represent the portion of premiums written that relate to the unexpired terms of the policies in force and are determined on a pro rata basis. Assumed premium earned is recorded to commissions and fees in the condensed consolidated statements of comprehensive income (loss). Assumed premiums receivable are included as a component of assumed premiums, commissions and fees receivable, net on the condensed consolidated balance sheets. Unearned premiums are included as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets.
The Company establishes its assumed insurance loss reserves for the estimated total unpaid costs of losses, including the loss adjustment expense (“LAE”). Loss and LAE reserves reflect management’s best estimate of the total cost of (i) claims that have been incurred, but not yet paid in full, and (ii) claims that have been incurred but not yet reported to the Company. Reserves established by management represent an estimate of the outcome of future events and, as such, cannot be considered an exact calculation of the Company’s liability. Rather, loss and LAE reserves represent management’s best estimate of the Company’s liability based on the application of actuarial techniques and other projection methodologies and taking into consideration other facts and circumstances known at the balance sheet date.
The Company engages the services of an outside actuarial consulting firm (the “Actuary”) to assist on an annual basis to render an opinion on the sufficiency of the Company’s estimates for unpaid losses and related LAE reserves. The Actuary utilizes both industry experience and the Company’s own experience to develop estimates of those amounts as of year-end. These estimated liabilities are subject to the impact of future changes in claim severity, frequency and other factors. Despite the variability inherent in such estimates, management believes that the liabilities for unpaid losses and related LAE reserves are adequate. Unpaid losses and LAE reserves are included as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets.
Cash and Cash Equivalents and Fiduciary Cash
The Company considers all highly liquid short-term instruments with original maturities of three months or less to be cash equivalents. These instruments held by the Company included money market funds at June 30, 2025 and December 31, 2024, which are included as a component of cash and cash equivalents and fiduciary cash on the condensed consolidated balance sheets. Money market funds are carried at cost, which approximates fair value, and are considered Level 1 measurements within the fair value hierarchy. As of June 30, 2025 and December 31, 2024, the Company's money market funds totaled $286.6 million and $237.5 million, respectively.

3. Business Combinations
The Company completed one business combination for an aggregate purchase price of $24.6 million during the six months ended June 30, 2025. In accordance with ASC Topic 805, Business Combinations (“Topic 805”), total consideration was first allocated to the fair value of assets acquired, including liabilities assumed, with the excess being recorded as goodwill. For financial statement purposes, goodwill is not amortized but rather is evaluated for impairment at least annually or more frequently if an event or change in circumstances occurs that indicates goodwill may be impaired. For tax purposes, goodwill is deductible and will be amortized over a period of 15 years.
The Company acquired certain assets and equity interests of entities used in the operation of Bermuda-based reinsurance underwriting platform MultiStrat Group (“MultiStrat”), an Underwriting, Capacity & Technology Solutions partner effective April 1, 2025, to add an important capability to source alternative reinsurance capital for Baldwin’s cedant clients and MSI, without taking balance sheet risk.
The recorded purchase price for the MultiStrat partnership includes an estimation of the fair value of contingent earnout obligations associated with contractual earnout provisions providing for post-closing contingent consideration payments, which are based on revenue, revenue growth and net income (loss) before interest, taxes, depreciation, amortization, and one-time transactional-related expenses or non-recurring items (“adjusted EBITDA”) growth. The contingent earnout consideration amounts identified in the table below are measured at fair value within Level 3 of the fair value hierarchy as discussed further in Note 13. Any subsequent changes in the fair value of contingent earnout liabilities will be recorded in the condensed consolidated statements of comprehensive income (loss) when incurred.
The recorded purchase price for the MultiStrat partnership also includes an estimation of the fair value of equity interests, which is calculated based on the value of the Company’s Class A common stock on the closing date taking into account a discount for lack of marketability.
The operating results of the MultiStrat partnership have been included in the condensed consolidated statements of comprehensive income (loss) since the acquisition date. The Company recognized total revenues and net income from the MultiStrat partnership of $2.0 million and $0.1 million, respectively, for each of the three and six months ended June 30, 2025.
Acquisition-related costs incurred in connection with the MultiStrat partnership are recorded in other operating expenses in the condensed consolidated statements of comprehensive income (loss). The Company incurred acquisition-related costs from this business combination of $0.4 million during the six months ended June 30, 2025.
Due to the complexity of valuing the consideration paid and the purchase price allocation and the timing of these activities, certain amounts included in the consolidated financial statements may be provisional and subject to additional adjustments within the measurement period as permitted by Topic 805. Specifically, the Company's valuations of the fair value of contingent earnout consideration and intangible assets are estimates based on assumptions of factors such as discount rates and growth rates. Accordingly, these assets and liabilities are subject to measurement period adjustments as determined after the passage of time. Any measurement period adjustments related to prior period business combinations are reflected as current period adjustments in accordance with Topic 805.

The table below provides a summary of the total consideration and the estimated purchase price allocations made for the MultiStrat partnership.

(in thousands)	MultiStrat
Cash consideration paid	$12,054
Fair value of contingent earnout consideration	8,766
Fair value of equity interest	863
Deferred payment	2,901
Total consideration	$24,584

Cash	$355
Assumed premiums, commissions and fees receivable	12,190
Other assets	1,687
Intangible assets	4,460
Goodwill	8,214
Total assets acquired	26,906
Accrued expenses and other current liabilities	(2,322)
Total liabilities acquired	(2,322)
Net assets acquired	$24,584

Maximum potential contingent earnout consideration	$16,500
The factors contributing to the recognition of goodwill are based on expanding the Company’s business product offerings and vertical integration within the reinsurance industry.
The intangible assets acquired in connection with the MultiStrat partnership have the following values and estimated weighted-average lives:

(in thousands, except weighted-average lives)	Amount	Weighted-Average Life
Acquired relationships	$3,527	10 years
Trade names	196	3 years
Software(1)	737
__________
(1)    Software acquired in the MultiStrat partnership consists of internally-developed software, which will not be placed in service and amortized until it reaches technological feasibility.
Future annual estimated amortization expense for the next five years is as follows for intangible assets acquired in connection with the MultiStrat partnership:

(in thousands)	Amount
For the remainder of 2025	$209
2026	418
2027	418
2028	369
2029	353
2030	353

4. Variable Interest Entities
Topic 810 requires a reporting entity to consolidate a VIE when the reporting entity has a variable interest or combination of variable interests that provide the entity with a controlling financial interest in the VIE. The Company continually assesses whether it has a controlling financial interest in each of its VIEs to determine if it is the primary beneficiary of the VIE and should, therefore, consolidate each of the VIEs. A reporting entity is considered to have a controlling financial interest in a VIE if it has (i) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb the losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE.
The Company determined that it is the primary beneficiary of its VIEs, which include Laureate Insurance Partners, LLC, BKS Smith, LLC, BKS MS, LLC and BKS Partners Galati Marine Solutions, LLC. The Company has consolidated its VIEs into the accompanying condensed consolidated financial statements.
Total revenues and expenses of the Company’s consolidated VIEs included in the condensed consolidated statements of comprehensive income (loss) were $0.7 million and $0.2 million, respectively, for the three months ended June 30, 2025 and $0.7 million and $0.3 million, respectively, for the three months ended June 30, 2024. Total revenues and expenses of the Company’s consolidated VIEs included in the condensed consolidated statements of comprehensive income (loss) were $1.4 million and $0.5 million, respectively, for the six months ended June 30, 2025 and $1.2 million and $0.6 million, respectively, for the six months ended June 30, 2024.
Total assets and liabilities of the Company's consolidated VIEs included on the condensed consolidated balance sheets were $1.6 million and $0.2 million, respectively, at June 30, 2025 and $1.6 million and $0.1 million, respectively, at December 31, 2024. The assets of the consolidated VIEs can only be used to settle the obligations of the consolidated VIEs and the creditors of the liabilities of the consolidated VIEs do not have recourse to the Company.
5. Revenue
The following table provides disaggregated revenues by major source:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Commission revenue(1)(2)	$299,243	$280,405	$638,105	$602,780
Profit-sharing revenue(3)	19,960	22,285	44,300	42,972
Consulting and service fee revenue(4)	27,375	18,621	47,531	38,754
Policy fee and installment fee revenue(5)	19,684	14,642	37,664	27,250
Assumed premium earned(6)	5,488	—	9,805	—
Other income(7)	4,499	1,150	9,375	3,443
Investment income(8)	2,562	2,737	5,436	5,008
Total revenues	$378,811	$339,840	$792,216	$720,207
__________
(1)    Commission revenue is earned by providing insurance placement services to clients under direct bill and agency bill arrangements with insurance company partners and reinsurance company partners for private risk management, commercial risk management, wealth management, employee benefits and Medicare insurance types.
(2)    For the three months ended June 30, 2025 and 2024, commission revenue included direct bill revenue of $134.2 million and $132.7 million, respectively, and agency bill revenue of $165.0 million and $147.7 million, respectively. For the six months ended June 30, 2025 and 2024, commission revenue included direct bill revenue of $343.1 million and $335.3 million, respectively, and agency bill revenue of $295.0 million and $267.5 million, respectively.
(3)    Profit-sharing revenue represents bonus-type revenue that is earned by the Company as a sales incentive provided by certain insurance company partners.
(4)    Service fee revenue is earned for providing insurance placement services to clients for a negotiated fee and consulting revenue is earned by providing specialty insurance consulting and other advisory services.

(5)    Policy fee revenue represents revenue earned for acting in the capacity of an MGA and fulfilling certain administrative functions on behalf of insurance or reinsurance company partners, including delivery of policy documents, processing payments and other administrative functions. Installment fee revenue represents revenue earned by the Company for providing payment processing services on behalf of insurance company partners related to policy premiums paid on an installment basis.
(6)    Assumed premium earned relates to the premiums earned in the Captive. Refer to Note 16 for additional information.
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

(in thousands)	June 30, 2025	December 31, 2024
Contract assets	$293,865	$249,579
Contract liabilities	43,158	40,780
During the six months ended June 30, 2025, the Company recognized revenue of $33.7 million related to the contract liabilities balance at December 31, 2024.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Balance at beginning of period	$34,775	$28,018	$33,844	$26,205
Costs capitalized	5,777	3,689	9,589	7,617
Amortization	(3,073)	(2,273)	(5,954)	(4,388)
Balance at end of period	$37,479	$29,434	$37,479	$29,434
8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

(in thousands)	June 30, 2025	December 31, 2024
Accrued compensation and benefits	$44,090	$67,036
Contract liabilities	43,158	40,780
Accrued expenses	24,631	12,351
Current portion of operating lease liabilities	17,309	17,078
Accrued interest	10,089	6,194
Current portion of long-term debt	9,358	8,400
Other	9,713	8,792
Accrued expenses and other current liabilities	$158,348	$160,631
9. Long-Term Debt
As of December 31, 2024, the Amended and Restated Credit Agreement provided for senior secured credit facilities in an aggregate principal amount of $1.44 billion, which consisted of (i) a term loan facility in the principal amount of $840 million, bearing interest at a rate of term SOFR, plus an applicable margin of 325 bps, with a margin step-down to 300 bps at a first lien net leverage ratio of 4.00x or below, maturing May 24, 2031 (the “2024 Term Loan Facility” and the loans thereunder, the “2024 Term Loans”) and (ii) a revolving credit facility with commitments in an aggregate principal amount of $600 million, bearing interest at SOFR plus 210 bps to SOFR plus 310 bps based on total net leverage ratio maturing May 24, 2029 (the “Revolving Facility” and, together with the 2024 Term Loan Facility, the “2024 Credit Facility”). As of December 31, 2024, Baldwin Holdings also had 7.125% Senior Secured Notes with an aggregate principal amount of $600 million due May 15, 2031.
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

As of June 30, 2025 and December 31, 2024, the Company’s outstanding borrowings under the 2025 Term Loans and 2024 Term Loans of $931.1 million and $835.8 million, respectively, had an applicable interest rate of 7.31% and 7.61%, respectively. Outstanding borrowings under the Revolving Facility of $112.0 million at June 30, 2025 had an applicable interest rate of 7.42%. There were no outstanding borrowings under the Revolving Facility at December 31, 2024. The Revolving Facility was subject to a commitment fee of 0.40% on unused capacity as of June 30, 2025 and December 31, 2024. At June 30, 2025 and December 31, 2024, the Company had unused letters of credit issued under the Revolving Facility of $14.0 million and $12.0 million, respectively, which are subject to letter of credit fees.
10. Related Party Transactions
Related Party Balances
Baldwin Holdings holds an investment in Emerald Bay Risk Solutions, LLC (“Emerald Bay”), an entity formed for the benefit of the MGA business, and to which Baldwin Holdings, Lowry Baldwin, the Company's Chairman, and members of the Company's executive management team have made capital commitments. The carrying value of the Company’s investment in Emerald Bay was $2.3 million and $2.1 million at June 30, 2025 and December 31, 2024, respectively. Investments are included in other assets on the condensed consolidated balance sheets.
Related party notes payable of $5.6 million at December 31, 2024 relate to the settlement of contingent earnout consideration through the issuance of related party notes payable for one of the Company’s partners. These related party notes payable were subsequently paid in the first quarter of 2025.
Commission Revenue
The Company serves as a broker for Holding Company of the Villages, Inc. (“The Villages”), a significant shareholder, and certain affiliated entities. Commission revenue recorded from transactions with The Villages and affiliated entities was $0.2 million and $0.6 million for the three months ended June 30, 2025 and 2024, respectively, and $2.0 million and $2.3 million for the six months ended June 30, 2025 and 2024, respectively.
Commissions Expense
Two brothers of Lowry Baldwin, the Company’s Chairman, collectively received producer commissions from the Company comprising approximately $0.1 million for each of the three months ended June 30, 2025 and 2024, respectively, and $0.2 million and $0.3 million during the six months ended June 30, 2025 and 2024, respectively.
Rent Expense
The Company has various agreements to lease office space from wholly-owned subsidiaries of The Villages. Total rent expense incurred with respect to The Villages and its wholly-owned subsidiaries was approximately $0.2 million and $0.1 million for the three months ended June 30, 2025 and 2024, respectively, and $0.4 million and $0.2 million for the six months ended June 30, 2025 and 2024, respectively. Total right-of-use assets and operating lease liabilities included on the Company's condensed consolidated balance sheets relating to these lease agreements were $1.1 million and $1.1 million, respectively, at June 30, 2025 and $1.3 million and $1.4 million, respectively, at December 31, 2024.
The Company has various agreements to lease office space from other related parties. Total rent expense incurred with respect to other related parties was $0.9 million for each of the three months ended June 30, 2025 and 2024, and $1.7 million and $1.9 million for the six months ended June 30, 2025 and 2024, respectively. Total right-of-use assets and operating lease liabilities included on the Company’s condensed consolidated balance sheets relating to these lease agreements were $10.1 million and $11.7 million, respectively, at June 30, 2025 and $9.7 million and $10.3 million, respectively, at December 31, 2024.
11. Share-Based Compensation
The Company has an Omnibus Incentive Plan (the “Omnibus Plan”) and a Partnership Inducement Award Plan (the “Inducement Plan” and, collectively with the Omnibus Plan, the “Plans”) to motivate and reward colleagues and certain other individuals to perform at the highest level and contribute significantly to the Company’s success, thereby furthering the best interests of Baldwin’s stockholders. The total number of shares of Class A common stock authorized for issuance under the Omnibus Plan and the Inducement Plan was 13,143,677 and 3,000,000, respectively, at June 30, 2025.

During the six months ended June 30, 2025, the Company made awards of restricted stock awards (“RSAs”), performance-based restricted stock unit awards (“PSUs”), and fully vested shares under the Plans to its non-employee directors, officers, colleagues and consultants. Fully-vested shares issued to directors, officers and colleagues during the six months ended June 30, 2025 were vested upon issuance and PSUs issued to officers vest in the quarter following the end of a performance period of three years, while RSAs issued to colleagues, consultants and officers generally either cliff vest after three to four years or vest ratably over three to five years.
The following table summarizes the activity for awards granted by the Company under the Plans:

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Non-vested awards outstanding at December 31, 2024	3,471,382	$31.08
Granted	1,639,522	42.02
Vested and settled	(1,446,721)	32.36
Forfeited	(120,649)	31.87
Non-vested awards outstanding at June 30, 2025	3,543,534	35.57
The total fair value of shares that vested and settled under the Plans was $46.8 million and $30.6 million for the six months ended June 30, 2025 and 2024, respectively.
Share-based compensation is recognized ratably over the vesting period of the respective awards and includes expense related to issuances under the Plans, as well as the portion of annual bonuses that are payable in fully-vested shares of Class A common stock. The Company recognizes share-based compensation expense for the Plans net of actual forfeitures. The Company recorded share-based compensation expense of $17.0 million and $14.7 million for the three months ended June 30, 2025 and 2024, respectively, and $29.8 million and $28.8 million for the six months ended June 30, 2025 and 2024, respectively. Share-based compensation expense is included in colleague compensation and benefits expense in the condensed consolidated statements of comprehensive income (loss).
12. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) attributable to Baldwin by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings (loss) per share is computed giving effect to all potentially dilutive shares of common stock.
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Basic earnings (loss) per share:
Net income (loss) attributable to Baldwin	$(3,164)	$(17,557)	$10,775	$4,021
Shares used for basic earnings (loss) per share:
Weighted-average shares of Class A common stock outstanding - basic	68,010	63,125	67,045	62,490
Basic earnings (loss) per share	$(0.05)	$(0.28)	$0.16	$0.06

Diluted earnings (loss) per share:
Net income (loss) attributable to Baldwin	$(3,164)	$(17,557)	$10,775	$4,021
Shares used for diluted earnings (loss) per share:
Weighted-average shares of Class A common stock outstanding - basic	68,010	63,125	67,045	62,490
Dilutive effect of unvested stock awards	—	—	3,348	3,700
Weighted-average shares of Class A common stock outstanding - diluted	68,010	63,125	70,393	66,190
Diluted earnings (loss) per share	$(0.05)	$(0.28)	$0.15	$0.06

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Unvested RSAs and PSUs	3,435,770	3,868,199	—	—
Shares of Class B common stock	47,717,482	51,227,289	48,377,222	51,610,600
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

	Fair Value Hierarchy
	Level 1		Level 2		Level 3
(in thousands)	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Assets:
Interest rate caps	$—	$—	$—	$18	$—	$—
Total assets measured at fair value	$—	$—	$—	$18	$—	$—

Liabilities:
Contingent earnout liabilities	$—	$—	$—	$—	$16,731	$145,559
Total liabilities measured at fair value	$—	$—	$—	$—	$16,731	$145,559

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
The fair value of contingent earnout liabilities is based on sales projections for the acquired entities, which are reassessed each reporting period. Based on the Company’s ongoing assessment of the fair value of its contingent earnout liabilities, the Company recorded a net increase (decrease) in the estimated fair value of such liabilities of $(2.0) million and $6.1 million for the three and six months ended June 30, 2025, respectively. The Company has assessed the maximum estimated exposure to the contingent earnout liabilities to be $63.2 million at June 30, 2025.
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
The fair value of the contingent earnout liabilities is based on Monte Carlo simulations that measure the present value of the expected future payments to be made to partners in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, the Company estimates the partner’s future performance using financial projections developed by management for the partner and market participant assumptions that were derived for revenue growth or EBITDA growth. Revenue growth rates for earnouts with ongoing measurement periods generally ranged from 20% to 25% at June 30, 2025 and from 20% to 25% at December 31, 2024. The Company estimates future payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. These payments are generally discounted to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of the partner to achieve the targets. However, no significant discount rates have been applied to the remaining material contingent earnout liabilities at June 30, 2025 or December 31, 2024 due, in part, to the short-term nature of a substantial portion of the liabilities wherein their fair values approximate their carrying values. Changes in financial projections, market participant assumptions for revenue growth, or the risk-adjusted discount rate, would result in a change in the fair value of contingent consideration.

The following table sets forth a summary of the changes in the fair value of the Company’s contingent earnout liabilities, which are measured at fair value on a recurring basis utilizing Level 3 assumptions in their valuation:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Balance at beginning of period	$48,234	$235,865	$145,559	$276,467
Change in fair value of contingent consideration(1)	(1,957)	5,552	6,104	18,228
Fair value of contingent consideration issuances	8,766	—	8,766
Settlement of contingent consideration(2)	(38,312)	(31,174)	(143,698)	(84,452)
Balance at end of period	$16,731	$210,243	$16,731	$210,243
__________
(1)    The Company reclassified $1.5 million and $(1.6) million of its contingent earnout liabilities through the issuance/(reduction) of colleague earnout incentives during the three and six months ended June 30, 2025, respectively, and $2.8 million and $6.4 million during the three and six months ended June 30, 2024, respectively, which results in a reclassification between the change in fair value of contingent consideration and colleague compensation and benefits expense in the condensed consolidated statements of comprehensive income (loss).
(2)    The Company settled $5.6 million of its contingent earnout liabilities through the issuance of related party notes payable during the six months ended June 30, 2024. The condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024 include $5.6 million and $1.5 million, respectively, of payments of contingent earnout consideration related to similar non-cash settlements in prior periods.
Fair Value of Other Financial Instruments
The fair value of long-term debt is based on an estimate using a discounted cash flow analysis and current borrowing rates for similar types of borrowing arrangements. The carrying amount and estimated fair value of long-term debt were as follows:

	Fair Value Hierarchy	June 30, 2025		December 31, 2024
(in thousands)		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt(1)	Level 2	$1,531,121	$1,553,957	$1,435,800	$1,450,479
Revolving line of credit	Level 2	112,000	113,190	—	—
__________
(1)    The carrying amount of long-term debt reflects outstanding borrowings, which are presented net of unamortized debt issuance costs of $27.1 million and $29.3 million at June 30, 2025 and December 31, 2024, respectively, on the condensed consolidated balance sheets.
14. Commitments and Contingencies
Commitments
As of June 30, 2025, Baldwin Holdings has a remaining commitment to the University of South Florida (“USF”) to donate $3.4 million through October 2028. The gift will provide support for the School of Risk Management and Insurance in the USF Muma College of Business. It is currently anticipated that Lowry Baldwin, the Company’s Chairman, will fund half of the amounts to be donated by Baldwin Holdings.

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
On February 8, 2023, Ruby Wagner, a putative Class A stockholder of the Company, filed a class action lawsuit (the “Lawsuit”), on behalf of herself and other similarly situated stockholders in the Delaware Court of Chancery against the Company seeking declaratory judgment that certain provisions of the 2019 Stockholders Agreement between the Company and the Pre-IPO LLC Members are invalid and unenforceable as a matter of Delaware law. On May 28, 2024, the Court of Chancery issued an opinion (the “Chancery Court Opinion”) that certain provisions of the 2019 Stockholders Agreement granting approval rights related to amending the Company’s certificate of incorporation and making significant decisions relating to the Company’s senior management, are facially invalid, void, and unenforceable under Delaware law. An implementing order, presently in effect, was entered on June 20, 2024. The Chancery Court Opinion also held that a severability provision in the 2019 Stockholders Agreement allows the Pre-IPO LLC Members to demand a “suitable and equitable substitute” for the approval rights that were deemed invalid, such as the issuance of a so-called golden share of preferred stock in the Company. Following the Chancery Court Opinion, a counterparty to the 2019 Stockholders Agreement requested the issuance of such golden share. An independent committee of the Company’s board of directors, advised by independent counsel, determined that entering into a contractual agreement containing substantially the same rights as those contained in the 2019 Stockholders Agreement, as authorized by a newly-enacted provision of Delaware law, rather than issuance of a golden share, would be in the best interests of the Company and its stockholders and, following negotiation, the Company entered into the 2024 Stockholders Agreement on October 30, 2024. On January 22, 2025, the Court of Chancery granted plaintiff an award of attorneys' fees and expenses in the amount of $2.4 million (the "Fee Award"). On February 21, 2025, the Company filed an appeal from the Chancery Court Opinion and the Fee Award with the Delaware Supreme Court. Due to the Company’s appeal, management has estimated the potential range of loss from the ultimate disposition of this matter to be between $0, if the appeal is successful, and $2.4 million, if the Fee Award is upheld, a significant portion of which may be covered by insurance.
15. Segment Information
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
•The Underwriting, Capacity & Technology Solutions (“UCTS”) operating group consists of three distinct divisions—its MGA platform, MSI; its Capacity Solutions group (which consists of its reinsurance brokerage business, Juniper Re; its reinsurance MGA business, MultiStrat; and its captive management business); and the Captive. Through MSI, the Company manufactures proprietary, technology-enabled insurance products that are then distributed (in many instances via technology and/or API integrations) internally via risk advisors across its other operating groups and externally via select distribution partners, with a focus on sheltered channels where its products deliver speed, ease of use and certainty of execution, an example of which is the national embedded renters insurance product sold at point of lease via integrations with property management software providers. UCTS’ Wholesale Business was sold in the first quarter of 2024, and its operations are included in UCTS’ results through February 29, 2024.
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
In the UCTS operating group, the Company generates fees from policy fee and installment fee arrangements. Policy fee revenue is earned for acting in the capacity of an MGA and providing payment processing services and other administrative functions on behalf of insurance or reinsurance company partners. Additionally, the UCTS operating group generates assumed premium earned through the Captive business.
In the MIS operating group, the Company generates commissions and fees from marketing income, which is earned through co-branded Medicare marketing campaigns with the Company’s insurance company partners.
In addition, the Company generates investment income in all of its operating groups and the Corporate and Other non-reportable segment.
The Company’s chief operating decision maker, the chief executive officer, evaluates the performance of the Company’s operating groups based on net income (loss) and adjusted EBITDA. The chief operating decision maker considers actual, actual-to-prior year variances, and budget-to-actual variances on a monthly basis for both profit measures to manage resources and make decisions about the business. However, only operating group net income (loss), as the measure of segment profit or loss that is most consistent with GAAP measurement principles, is disclosed below.
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

	For the Three Months Ended June 30, 2025
(in thousands)	Insurance Advisory Solutions	Underwriting, Capacity & Technology Solutions	Mainstreet Insurance Solutions	Corporate and Other	Total
Revenues:
Commission revenue(1)(2)	$139,680	$117,060	$61,309	$(18,806)	$299,243
Profit-sharing revenue	14,003	2,038	3,919	—	19,960
Consulting and service fee revenue	25,993	1,382	—	—	27,375
Policy fee and installment fee revenue	—	19,684	—	—	19,684
Assumed premium earned	—	5,488	—	—	5,488
Other income	2,677	723	1,280	(181)	4,499
Investment income	912	1,135	56	459	2,562
Total revenues	183,265	147,510	66,564	(18,528)	378,811
Expenses:
Inside advisor commissions	41,031	180	7,920	—	49,131
Fixed compensation	54,340	16,016	9,995	2,801	83,152
Benefits and other	23,793	10,022	6,241	3,072	43,128
Share-based compensation	5,904	3,397	1,655	5,996	16,952
Severance	732	723	39	124	1,618
Colleague earnout incentives	1,490	—	—	—	1,490
Colleague compensation and benefits	127,290	30,338	25,850	11,993	195,471
Outside commissions(2)	2,800	70,716	19,057	(18,987)	73,586
Selling expense	6,424	1,591	3,828	2,206	14,049
Operating expense	14,420	13,976	5,828	6,930	41,154
Administrative expense	13,885	5,339	7,744	32,920	59,888
All other expenses, net(3)	668	(1,565)	34	667	(196)
Total expense	165,487	120,395	62,341	35,729	383,952
Net income (loss)	$17,778	$27,115	$4,223	$(54,257)	$(5,141)

Other segment disclosures:
Change in fair value of contingent consideration	$(468)	$(1,554)	$65	$—	$(1,957)
Depreciation and amortization expense	13,519	5,102	7,583	1,448	27,652
Interest (income) expense, net	(1)	110	24	31,187	31,320
Gain (loss) on divestitures	500	—	—	(1,611)	(1,111)
__________
(1)    During the three months ended June 30, 2025, commission revenue for the IAS, UCTS and MIS operating groups included direct bill revenue of $70.8 million, $2.6 million and $60.7 million, respectively, and agency bill revenue of $68.8 million, $114.4 million and $0.6 million, respectively.
(2)    During the three months ended June 30, 2025, the IAS operating group recorded commission revenue shared with other operating groups of $0.2 million and the UCTS operating group recorded commission revenue shared with other operating groups of $18.8 million. Commission revenue shared with other operating groups, and the related outside commissions, are eliminated through Corporate and Other.
(3)    All other expenses, net include change in fair value of contingent consideration, gain (loss) on divestitures, other income (expense), net and income tax expense.

	For the Three Months Ended June 30, 2024
(in thousands)	Insurance Advisory Solutions	Underwriting, Capacity & Technology Solutions	Mainstreet Insurance Solutions	Corporate and Other	Total
Revenues:
Commission revenue(1)(2)	$132,908	$102,023	$63,859	$(18,385)	$280,405
Profit-sharing revenue	16,171	3,258	2,856	—	22,285
Consulting and service fee revenue	16,903	1,718	—	—	18,621
Policy fee and installment fee revenue	—	14,642	—	—	14,642
Other income	787	14	349	—	1,150
Investment income	1,358	830	—	549	2,737
Total revenues	168,127	122,485	67,064	(17,836)	339,840
Expenses:
Inside advisor commissions	39,040	255	7,339	—	46,634
Fixed compensation	50,630	12,498	9,780	692	73,600
Benefits and other	20,849	7,776	5,616	2,480	36,721
Share-based compensation	4,718	2,517	2,338	5,148	14,721
Severance	792	121	149	125	1,187
Colleague earnout incentives	2,796	—	—	—	2,796
Colleague compensation and benefits	118,825	23,167	25,222	8,445	175,659
Outside commissions(2)	2,530	65,065	19,446	(18,385)	68,656
Selling expense	6,101	1,180	3,496	1,770	12,547
Operating expense	12,804	10,042	4,927	5,298	33,071
Administrative expense	16,671	3,146	6,636	47,364	73,817
All other expenses, net(3)	2,236	2,891	218	1,612	6,957
Total expense	159,167	105,491	59,945	46,104	370,707
Net income (loss)	$8,960	$16,994	$7,119	$(63,940)	$(30,867)

Other segment disclosures:
Change in fair value of contingent consideration	$3,815	$1,525	$212	$—	$5,552
Depreciation and amortization expense	16,318	3,121	6,496	1,016	26,951
Interest (income) expense, net	(1)	—	12	31,318	31,329
Gain (loss) on divestitures	1,967	(1,339)	—	—	628
Loss on extinguishment and modification of debt	—	—	—	(14,679)	(14,679)
__________
(1)    During the three months ended June 30, 2024, commission revenue for the IAS, UCTS and MIS operating groups included direct bill revenue of $69.2 million, $0.5 million and $62.8 million, respectively, and agency bill revenue of $63.7 million, $101.6 million and $1.1 million, respectively.
(2)    During the three months ended June 30, 2024, the UCTS operating group recorded commission revenue shared with other operating groups of $18.1 million and the MIS operating group recorded commission revenue shared within the same operating group of $0.3 million. Commission revenue shared with other operating groups or within the same operating group, and the related outside commissions, are eliminated through Corporate and Other.
(3)    All other expenses, net include change in fair value of contingent consideration, gain (loss) on divestitures, other income (expense), net and income tax expense.

	For the Six Months Ended June 30, 2025
(in thousands)	Insurance Advisory Solutions	Underwriting, Capacity & Technology Solutions	Mainstreet Insurance Solutions	Corporate and Other	Total
Revenues:
Commission revenue(1)(2)	$330,008	$212,009	$132,959	$(36,871)	$638,105
Profit-sharing revenue	28,973	7,313	8,014	—	44,300
Consulting and service fee revenue	44,580	2,951	—	—	47,531
Policy fee and installment fee revenue	—	37,664	—	—	37,664
Assumed premium earned	—	9,805	—	—	9,805
Other income	5,441	769	3,346	(181)	9,375
Investment income	1,936	2,173	114	1,213	5,436
Total revenues	410,938	272,684	144,433	(35,839)	792,216
Expenses:
Inside advisor commissions	96,794	315	16,261	—	113,370
Fixed compensation	107,480	29,960	19,521	4,762	161,723
Benefits and other	49,664	18,572	12,689	6,672	87,597
Share-based compensation	10,757	5,678	2,908	10,412	29,755
Severance	1,218	930	495	182	2,825
Colleague earnout incentives	(1,671)	(108)	—	—	(1,779)
Colleague compensation and benefits	264,242	55,347	51,874	22,028	393,491
Outside commissions(2)	6,438	131,879	38,144	(37,052)	139,409
Selling expense	12,522	3,145	7,860	4,357	27,884
Operating expense	29,036	28,511	11,300	15,978	84,825
Administrative expense	27,881	10,154	15,356	66,845	120,236
All other expenses, net(3)	5,956	(831)	742	747	6,614
Total expense	346,075	228,205	125,276	72,903	772,459
Net income (loss)	$64,863	$44,479	$19,157	$(108,742)	$19,757

Other segment disclosures:
Change in fair value of contingent consideration	$6,670	$(845)	$279	$—	$6,104
Depreciation and amortization expense	27,385	9,743	15,139	2,850	55,117
Interest (income) expense, net	(1)	219	34	61,044	61,296
Gain (loss) on divestitures	1,901	—	—	(1,611)	290
Loss on extinguishment and modification of debt	—	—	—	(2,394)	(2,394)
Capital expenditures	2,689	7,924	5,712	3,985	20,310
	At June 30, 2025
Total assets	$2,419,363	$730,931	$509,708	$78,983	$3,738,985
__________
(1)    During the six months ended June 30, 2025, commission revenue for the IAS, UCTS and MIS operating groups included direct bill revenue of $207.7 million, $3.6 million and $131.8 million, respectively, and agency bill revenue of $122.3 million, $208.4 million and $1.2 million, respectively.
(2)    During the six months ended June 30, 2025, the IAS operating group recorded commission revenue shared with other operating groups of $0.2 million and the UCTS operating group recorded commission revenue shared with other operating groups of $36.9 million. Commission revenue shared with other operating groups, and the related outside commissions, are eliminated through Corporate and Other.
(3)    All other expenses, net include change in fair value of contingent consideration, gain (loss) on divestitures, other income (expense), net and income tax expense.

	For the Six Months Ended June 30, 2024
(in thousands)	Insurance Advisory Solutions	Underwriting, Capacity & Technology Solutions	Mainstreet Insurance Solutions	Corporate and Other	Total
Revenues:
Commission revenue(1)(2)	$318,879	$188,982	$130,988	$(36,069)	$602,780
Profit-sharing revenue	30,965	4,821	7,186	—	42,972
Consulting and service fee revenue	35,513	3,241	—	—	38,754
Policy fee and installment fee revenue	—	27,250	—	—	27,250
Other income	2,492	361	590	—	3,443
Investment income	2,623	1,727	—	658	5,008
Total revenues	390,472	226,382	138,764	(35,411)	720,207
Expenses:
Inside advisor commissions	94,370	1,040	14,802	—	110,212
Fixed compensation	100,877	25,470	19,161	2,434	147,942
Benefits and other	44,610	17,746	11,842	6,292	80,490
Share-based compensation	10,326	5,082	4,271	9,136	28,815
Severance	1,545	205	344	782	2,876
Colleague earnout incentives	6,379	—	—	—	6,379
Colleague compensation and benefits	258,107	49,543	50,420	18,644	376,714
Outside commissions(2)	5,713	121,238	38,811	(36,069)	129,693
Selling expense	11,238	2,231	7,245	2,903	23,617
Operating expense	27,018	18,984	9,160	11,636	66,798
Administrative expense	31,238	7,277	13,125	80,147	131,787
All other expenses, net(3)	10,738	(29,666)	41	2,252	(16,635)
Total expense	344,052	169,607	118,802	79,513	711,974
Net income (loss)	$46,420	$56,775	$19,962	$(114,924)	$8,233

Other segment disclosures:
Change in fair value of contingent consideration	$13,904	$4,323	$1	$—	$18,228
Depreciation and amortization expense	30,383	7,192	12,915	2,007	52,497
Interest (income) expense, net	(3)	(26)	19	62,884	62,874
Gain on divestitures	2,034	35,110	—	—	37,144
Loss on extinguishment and modification of debt	—	—	—	(14,679)	(14,679)
Capital expenditures	2,356	9,353	4,630	2,365	18,704
	At December 31, 2024
Total assets	$2,329,152	$621,407	$524,576	$59,596	$3,534,731
__________
(1)    During the six months ended June 30, 2024, commission revenue for the IAS, UCTS and MIS operating groups included direct bill revenue of $203.7 million, $3.6 million and $129.9 million, respectively, and agency bill revenue of $115.2 million, $185.4 million and $1.1 million, respectively.
(2)    During the six months ended June 30, 2024, the UCTS operating group recorded commission revenue shared with other operating groups of $35.1 million and the MIS operating group recorded commission revenue shared within the same operating group of $1.0 million. Commission revenue shared with other operating groups or within the same operating group, and the related outside commissions, are eliminated through Corporate and Other.
(3)    All other expenses, net include change in fair value of contingent consideration, gain on divestitures, other income (expense), net and income tax expense.

16. Captive Insurance Operations
Effective January 1, 2025, the MSI Cell was licensed and participates as a quota share reinsurer on two of MSI’s multifamily programs, renters and master tenant legal liability, for the purpose of further participating in underwriting results. The reinsurance quota share contracts feature an adjustment to assumed premium based on the loss ratio performance of the business ceded.
As of June 30, 2025, assumed premium written was $12.4 million and is included as a component of assumed premiums, commissions and fees receivable, net on the condensed consolidated balance sheet. As of June 30, 2025, assumed premiums unearned was $2.6 million and is included as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheet.
For the three and six months ended June 30, 2025, assumed premium earned was $5.5 million and $9.8 million, respectively, and is included in commissions and fees in the condensed consolidated statements of comprehensive income (loss). Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such adjustments are made. No such adjustments were made during the six months ended June 30, 2025.
The table below provides a rollforward of unpaid losses and loss adjustment reserve:

(in thousands)	For the Six Months Ended June 30, 2025
Balance at beginning of period	$—
Incurred losses and LAE	8,780
Actual claims paid	—
Balance at end of period	$8,780
In December 2024, the initial funding to capitalize the Captive was $12.1 million, provided by Baldwin Holdings substantially in the form of a letter of credit. The Captive maintains capital of $12.0 million in excess of the minimum statutory amount required by regulatory authorities. The statutory capital and surplus of the Captive was $12.1 million as of June 30, 2025, as allowed by prescribed practices by the Tennessee Department of Commerce and Insurance.
17. Subsequent Events
On July 1, 2025, the Company completed a partnership to acquire from Hippo Holdings, Inc. (“Hippo”) and its affiliates all the outstanding equity interests of the various entities comprising Hippo’s homebuilder distribution network for upfront consideration consisting of $75 million of cash and a deferred payment of $25 million to be paid on January 1, 2026. The partnership further solidifies Westwood’s position as the preeminent insurance agency for the homebuilding industry. The Company has not yet completed its evaluation and determination of consideration paid and assets and liabilities acquired for this business combination in accordance with Topic 805.
The Company borrowed an additional $68 million on its Revolving Facility in July 2025 to fund the purchase of Hippo’s homebuilder distribution network.
Separate from the purchase of Hippo’s homebuilder distribution network, MSI entered into a Program Administrator Agreement and Claims Administration Agreement with an affiliate of Hippo to provide additional proprietary capacity to Westwood's builder partners. Additionally, Hippo and its affiliates, including Spinnaker Insurance Company, have committed to provide capacity and additional reinsurance support for existing and potential future MSI Programs.

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
•Underwriting, Capacity & Technology Solutions (“UCTS”) consists of three distinct divisions—MSI, our Capacity Solutions group (which includes our reinsurance brokerage business, Juniper Re, our reinsurance MGA business, MultiStrat, and our captive management business), and the Captive business. Through MSI, we manufacture proprietary, technology-enabled insurance products that are then distributed (in many instances via technology and/or API integrations) internally via our risk advisors across our other operating groups and externally via select distribution partners, with a focus on sheltered channels where our products deliver speed, ease of use and certainty of execution, an example of which is the national embedded renters insurance product sold at point of lease via integrations with property management software providers. As a prominent growth driver for the Company, we have invested heavily in the expansion of our MGA product suite, which is now comprised of more than 20 products across commercial, personal and professional lines. In 2024, we made significant investment in the development of new middle-market oriented commercial lines products, two of which have gone live in the first half of 2025. UCTS’ Wholesale Business was sold in the first quarter of 2024, and its operations are included in our results through the end of February 2024.

In January of 2025, we received final approval and a Certificate of Authority from the Texas Department of Insurance to form a Texas-domiciled reciprocal insurance exchange (the “Reciprocal”), for which we serve as the Attorney-in-Fact (the “AIF”). The third-party led capitalization of the Reciprocal closed and funded in full on May 6, 2025, and we began writing business into the Reciprocal late in the second quarter of 2025. Based on the structure of the Reciprocal, we do not consolidate the Reciprocal’s financial results, and the AIF entity is treated as an equity method investment in UCTS.
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
RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements for the three and six months ended June 30, 2025 and 2024 and the related notes and other financial information included elsewhere in this report.
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

The following is a discussion of our consolidated results of operations for the three and six months ended June 30, 2025 and 2024.

	For the Three Months Ended June 30,		Variance		For the Six Months Ended June 30,		Variance
(in thousands)	2025	2024	Amount	%	2025	2024	Amount	%
Revenues:
Core commissions and fees	$351,790	$313,668	$38,122	12%	$733,105	$668,784	$64,321	10%
Profit-sharing and other income	24,459	23,435	1,024	4%	53,675	46,415	7,260	16%
Commissions and fees	376,249	337,103	39,146	12%	786,780	715,199	71,581	10%
Investment income	2,562	2,737	(175)	(6)%	5,436	5,008	428	9%
Total revenues	378,811	339,840	38,971	11%	792,216	720,207	72,009	10%

Operating expenses:
Colleague compensation and benefits	195,471	175,659	19,812	11%	393,491	376,714	16,777	4%
Outside commissions	73,586	68,656	4,930	7%	139,409	129,693	9,716	7%
Other operating expenses	56,119	46,564	9,555	21%	114,138	92,359	21,779	24%
Amortization expense	26,010	25,394	616	2%	51,892	49,435	2,457	5%
Change in fair value of contingent consideration	(1,957)	5,552	(7,509)	(135)%	6,104	18,228	(12,124)	(67)%
Depreciation expense	1,642	1,557	85	5%	3,225	3,062	163	5%
Total operating expenses	350,871	323,382	27,489	9%	708,259	669,491	38,768	6%

Operating income	27,940	16,458	11,482	70%	83,957	50,716	33,241	66%

Other income (expense):
Interest expense, net	(31,320)	(31,329)	9	—%	(61,296)	(62,874)	1,578	(3)%
Gain (loss) on divestitures	(1,111)	628	(1,739)	n/m	290	37,144	(36,854)	(99)%
Loss on extinguishment and modification of debt	—	(14,679)	14,679	(100)%	(2,394)	(14,679)	12,285	(84)%
Other income (expense), net	35	(461)	496	(108)%	(115)	77	(192)	n/m
Total other expense, net	(32,396)	(45,841)	13,445	(29)%	(63,515)	(40,332)	(23,183)	57%
Income (loss) before income taxes	$(4,456)	$(29,383)	$24,927	(85)%	$20,442	$10,384	$10,058	97%
__________
n/m    not meaningful
Commissions and Fees
We earn commissions and fees by facilitating the arrangement between insurance company and reinsurance company partners and clients for the insurance and/or reinsurance company to provide insurance and/or reinsurance to the insured party. Our commissions are usually a percentage of the premium paid by the insured and generally depend on the type of insurance, the particular insurance or reinsurance company partner and the nature of the services provided. Under certain arrangements with clients, we earn pre-negotiated service fees for insurance placement services. Additionally, we earn policy fees for acting in the capacity of an MGA and fulfilling certain administrative functions on behalf of insurance or reinsurance company partners, including delivery of policy documents, processing payments and other administrative functions, and the Captive business earns revenue from assumed premium. We may also receive profit-sharing commissions, which represent forms of variable consideration paid by insurance company partners and reinsurance company partners associated with the placement of coverage. Profit-sharing commissions are generally based on underwriting results, but may also contain considerations for volume, growth or retention. Other revenue streams include other ancillary income, premium financing income, and marketing income based on negotiated cost reimbursement for fulling specific targeted Medicare marketing campaigns.

Commissions and fees increased $39.1 million, or 12%, for the quarter ended June 30, 2025 compared to the same period of 2024, driven by organic growth in core commissions and fees of $37.2 million related to new and renewal business across client industry sectors, continued outperformance from MSI, and new business growth from the Captive business.
Commissions and fees increased $71.6 million, or 10%, for the year-to-date period ended June 30, 2025 compared to the same period of 2024, driven by organic growth in core commissions and fees of $68.9 million related to new and renewal business across client industry sectors, continued outperformance from MSI, and new business growth from the Captive business. In addition, profit-sharing and other revenue grew organically $7.3 million resulting from improvements in loss ratios and the number of policies sold in IAS and MIS and continued strong underwriting performance by MSI. This growth was offset in part by a decrease in commissions and fees of $5.8 million from our Wholesale Business that was sold in March 2024 and for which there were no comparable revenues earned in 2025. Core commissions and fees growth, excluding revenue related to the Wholesale Business during the first half of 2024, was 11%.
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
Colleague compensation and benefits expense increased $19.8 million, or 11%, for the quarter ended June 30, 2025 compared to the same period of 2024, primarily related to increases in colleague compensation (fixed compensation plus share-based compensation) of $11.8 million and benefits and other of $6.4 million.
Colleague compensation and benefits expense increased $16.8 million, or 4%, for the year-to-date period ended June 30, 2025 compared to the same period of 2024, primarily related to increases in colleague compensation of $15.2 million and benefits and other of $7.4 million, offset in part by a decrease in colleague earnout incentives of $8.2 million.
Outside Commissions
Outside commissions increased $4.9 million, or 7%, for the quarter ended June 30, 2025 compared to the same period of 2024. Outside commissions increased at a lower rate than core commissions and fees primarily due to continued scaling of our UCTS business, product mix shift and increased contributions from the Capacity Solutions group (which generally does not have significant outside commissions).
Outside commissions increased $9.7 million, or 7%, for the year-to-date period ended June 30, 2025 compared to the same period of 2024. After excluding outside commissions of $3.0 million earned by the Wholesale Business during the first half of 2024 for which there was no comparable expense in 2025, outside commissions for UCTS increased $12.7 million, or 10%, which is in line with that of core commissions and fees for the period.
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
Other operating expenses increased $9.6 million for the quarter ended June 30, 2025 compared to the same period of 2024 driven by higher incurred losses and LAE of $5.0 million related to our newly-established Captive business, professional fees of $1.9 million due to increased legal spend, which includes fees related to the setup of the Reciprocal, and advertising and marketing of $2.1 million in connection with the continued rollout of our rebranding.
Other operating expenses increased $21.8 million for the year-to-date period ended June 30, 2025 compared to the same period of 2024 driven by higher incurred losses and LAE of $8.8 million related to our newly-established Captive business, professional fees of $5.5 million due to increased legal spend, which includes fees related to the setup of the Reciprocal, advertising and marketing of $3.1 million in connection with the continued rollout of our rebranding, technology and software-related costs of $2.3 million, and licenses and taxes of $1.2 million.

Amortization Expense
Amortization expense increased $0.6 million and $2.5 million for the quarter and year-to-date periods ended June 30, 2025 compared to the same periods of 2024, respectively, primarily due to an increase in capitalized software.
Change in Fair Value of Contingent Consideration
The change in fair value of contingent consideration was a $2.0 million gain for the quarter ended June 30, 2025 compared to a $5.6 million loss for the same period of 2024, and a $6.1 million loss for the year-to-date period ended June 30, 2025 compared to an $18.2 million loss for the same period of 2024. The fair value gain related to contingent consideration for the second quarter of 2025 was primarily impacted by a gain recognized in reclassifying $1.5 million of colleague earnout incentives to colleague compensation and benefits. The fair value loss related to contingent consideration for the year-to-date period of 2025 was impacted by positive changes in revenue growth trends of certain partners and accretion of the contingent earnout obligations approaching their respective measurement dates, in addition to a loss recognized in reclassifying $1.8 million of earnouts from colleague compensation and benefits.
Interest Expense, Net
Interest expense, net, was relatively flat for the second quarter of 2025 compared to the same period of 2024 resulting from lower average interest rates due to the January 2025 refinancing, offset by higher average borrowings.
Interest expense, net, decreased $1.6 million for the year-to-date period ended June 30, 2025 compared to the same period of 2024 resulting from lower average interest rates due to the January 2025 refinancing, offset in part by higher average borrowings. We expect interest expense to remain relatively flat in the near term on a year-over-year basis due to an increase in borrowings under our Revolving Facility to fund the settlement of contingent earnout liabilities and certain partnership opportunities, offset by lower expected average interest rates.
Gain on Divestitures
Gain on divestitures decreased $36.9 million for the year-to-date period ended June 30, 2025 compared to the same period of 2024 driven by a $35.1 million gain recorded during the first half of 2024 in connection with the sale of our Wholesale Business.
Loss on Extinguishment and Modification of Debt
Loss on extinguishment and modification of debt of $2.4 million for the year-to-date period ended June 30, 2025 relates to the January 2025 refinancing. Loss on extinguishment and modification of debt of $14.7 million for the quarter and year-to-date periods ended June 30, 2024 relates to a debt refinancing completed in May 2024.
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

Adjusted EBITDA margin is calculated as adjusted EBITDA divided by total revenue. Adjusted EBITDA margin is a key metric used by management and our board of directors to assess our financial performance. We believe that adjusted EBITDA margin is an appropriate measure of operating performance because it eliminates the impact of income and expenses that do not relate to business performance, and that the presentation of this measure enhances an investor’s understanding of our financial performance. We believe that adjusted EBITDA margin is helpful in measuring profitability of operations on a consolidated level.
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

Adjusted EBITDA and Adjusted EBITDA Margin
The following table reconciles adjusted EBITDA and adjusted EBITDA margin to net income (loss), which we consider to be the most directly comparable GAAP financial measure:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except percentages)	2025	2024	2025	2024
Revenues	$378,811	$339,840	$792,216	$720,207

Net income (loss)	$(5,141)	$(30,867)	$19,757	$8,233
Adjustments to net income (loss):
Interest expense, net	31,320	31,329	61,296	62,874
Amortization expense	26,010	25,394	51,892	49,435
Share-based compensation	16,952	14,721	29,755	28,815
Change in fair value of contingent consideration	(1,957)	5,552	6,104	18,228
Transaction-related partnership and integration expenses	3,985	2,091	5,518	6,995
Depreciation expense	1,642	1,557	3,225	3,062
Severance	1,618	1,187	2,825	2,876
Income and other taxes(1)	1,348	1,717	2,819	3,218
Loss on extinguishment and modification of debt	—	14,679	2,394	14,679
Colleague earnout incentives	1,490	2,796	(1,779)	6,379
Impairment of ROU assets	1,188	—	1,188	—
Loss (gain) on divestitures	1,111	(628)	(290)	(37,144)
Loss on interest rate caps	—	134	18	160
Other(2)	5,946	5,226	14,585	8,764
Adjusted EBITDA	$85,512	$74,888	$199,307	$176,574

Net income (loss) margin	(1)%	(9)%	2%	1%
Adjusted EBITDA margin	23%	22%	25%	25%
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

Organic Revenue and Organic Revenue Growth
The following table reconciles organic revenue and organic revenue growth to commissions and fees, which we consider to be the most directly comparable GAAP financial measure:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except percentages)	2025	2024	2025	2024
Commissions and fees	$376,249	$337,103	$786,780	$715,199
Partnership commissions and fees(1)	(1,980)	—	(1,980)	—
Organic revenue	$374,269	$337,103	$784,800	$715,199
Organic revenue growth(2)	$37,973	$53,121	$76,192	$104,172
Organic revenue growth %(2)	11%	19%	11%	17%
__________
(1)    Includes the first twelve months of such commissions and fees generated from newly acquired partners.
(2)    Organic revenue for the three and six months ended June 30, 2024 used to calculate organic revenue growth for the three and six months ended June 30, 2025 was $336.3 million and $708.6 million, respectively, which is adjusted to exclude commissions and fees from divestitures that occurred during 2024 and 2025.

Adjusted Net Income and Adjusted Diluted EPS
The following table reconciles adjusted net income to net income (loss) attributable to Baldwin and reconciles adjusted diluted EPS to diluted earnings (loss) per share, which we consider to be the most directly comparable GAAP financial measures:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Net income (loss) attributable to Baldwin	$(3,164)	$(17,557)	$10,775	$4,021
Net income (loss) attributable to noncontrolling interests	(1,977)	(13,310)	8,982	4,212
Amortization expense	26,010	25,394	51,892	49,435
Share-based compensation	16,952	14,721	29,755	28,815
Change in fair value of contingent consideration	(1,957)	5,552	6,104	18,228
Transaction-related partnership and integration expenses	3,985	2,091	5,518	6,995
Depreciation	1,642	1,557	3,225	3,062
Amortization of deferred financing costs	1,421	1,445	2,843	2,997
Severance	1,618	1,187	2,825	2,876
Loss on extinguishment and modification of debt	—	14,679	2,394	14,679
Income tax expense(1)	685	1,484	1,885	2,151
Colleague earnout incentives	1,490	2,796	(1,779)	6,379
Impairment of ROU assets	1,188	—	1,188	—
Loss (gain) on divestitures	1,111	(628)	(290)	(37,144)
Loss on interest rate caps, net of cash settlements	—	134	18	2,460
Other(2)	5,946	5,226	14,585	8,764
Adjusted pre-tax income	54,950	44,771	139,920	117,930
Adjusted income taxes(3)	5,440	4,432	13,852	11,675
Adjusted net income	$49,510	$40,339	$126,068	$106,255

Weighted-average shares of Class A common stock outstanding - diluted	68,010	63,125	70,393	66,190
Dilutive weighted-average shares of Class A common stock	3,436	3,868	—	—
Exchange of Class B common stock(4)	47,717	51,227	48,377	51,610
Adjusted diluted weighted-average shares outstanding	119,163	118,220	118,770	117,800

Diluted earnings (loss) per share	$(0.05)	$(0.28)	$0.15	$0.06
Effect of exchange of Class B common stock and net income (loss) attributable to noncontrolling interests per share	0.01	0.02	0.02	0.01
Other adjustments to income (loss) per share	0.51	0.64	1.01	0.93
Adjusted income taxes per share	(0.05)	(0.04)	(0.12)	(0.10)
Adjusted diluted EPS	$0.42	$0.34	$1.06	$0.90
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

	For the Three Months Ended June 30,		Variance		For the Six Months Ended June 30,		Variance
(in thousands, except percentages)	2025	2024	Amount	%	2025	2024	Amount	%
Revenues:
Core commissions and fees	$165,673	$149,811	$15,862	11%	$374,588	$354,392	$20,196	6%
Profit-sharing and other income	16,680	16,958	(278)	(2)%	34,414	33,457	957	3%
Commissions and fees	182,353	166,769	15,584	9%	409,002	387,849	21,153	5%
Investment income	912	1,358	(446)	(33)%	1,936	2,623	(687)	(26)%
Total revenues	183,265	168,127	15,138	9%	410,938	390,472	20,466	5%

Operating expenses:
Colleague compensation and benefits	127,290	118,825	8,465	7%	264,242	258,107	6,135	2%
Outside commissions	2,800	2,530	270	11%	6,438	5,713	725	13%
Other operating expenses	21,211	19,306	1,905	10%	42,055	39,230	2,825	7%
Amortization expense	13,196	15,954	(2,758)	(17)%	26,759	29,652	(2,893)	(10)%
Change in fair value of contingent consideration	(468)	3,815	(4,283)	(112)%	6,670	13,904	(7,234)	(52)%
Depreciation expense	323	364	(41)	(11)%	626	731	(105)	(14)%
Total operating expenses	164,352	160,794	3,558	2%	346,790	347,337	(547)	—%

Operating income	18,913	7,333	11,580	158%	64,148	43,135	21,013	49%
Total other income (expense), net	(1,119)	1,652	(2,771)	(168)%	731	3,310	(2,579)	(78)%
Income before income taxes	$17,794	$8,985	$8,809	98%	$64,879	$46,445	$18,434	40%
Commissions and Fees
IAS generates (i) commissions for placing insurance policies on behalf of its insurance company partners; (ii) profit-sharing income based on either the underlying book of business or performance, such as loss ratios; and (iii) fees from consulting and service fee arrangements, which are in place with certain clients for a negotiated fee.
IAS commissions and fees increased $15.6 million for the quarter ended June 30, 2025 compared to the same period of 2024, due primarily to organic growth in core commissions and fees. Growth in our core commissions and fees was driven by 22% sales velocity (new business as a percentage of prior year commissions and fees) compared to 25% in the prior-year period. In addition, we experienced 130 bps in underlying rate and exposure in the second quarter of 2025.
IAS commissions and fees increased $21.2 million for the year-to-date period ended June 30, 2025 compared to the same period of 2024, due primarily to organic growth in core commissions and fees. Growth in our core commissions and fees was driven by 18% sales velocity compared to 20% in the prior-year period. New business growth was offset by 230 bps of headwind in underlying rate and exposure change year over year, attributable to softening insurance rates, particularly in the property line of business, as well as overall lower economic activity.
Colleague Compensation and Benefits
Colleague compensation and benefits expense for IAS increased $8.5 million for the quarter ended June 30, 2025 compared to the same period of 2024 primarily due to increases in colleague compensation of $4.9 million, benefits and other of $2.9 million, and inside advisor commissions of $2.0 million, offset in part by a decrease in colleague earnout incentives of $1.3 million.

Colleague compensation and benefits expense for IAS increased $6.1 million for the year-to-date period ended June 30, 2025 compared to the same period of 2024 primarily due to increases in colleague compensation of $7.0 million and benefits and other of $5.1 million, partially offset by a decrease in colleague earnout incentives of $8.0 million.
Other Operating Expenses
Other operating expenses for IAS increased $1.9 million for the quarter ended June 30, 2025 compared to the same period of 2024, due primarily to higher costs for professional fees of $1.1 million, advertising and marketing of $1.0 million and rent expense of $0.9 million, offset partially by lower travel and entertainment of $1.0 million.
Other operating expenses for IAS increased $2.8 million for the year-to-date period ended June 30, 2025 compared to the same period of 2024, due primarily to higher costs for professional fees of $2.2 million and advertising and marketing of $1.4 million, partially offset by lower travel and entertaining of $0.6 million.
Amortization Expense
Amortization expense for IAS decreased $2.8 million and $2.9 million for the quarter and year-to-date periods ended June 30, 2025 compared to the same periods of 2024, as a result of several trade names having reached the end of their useful lives over the past twelve months.
Change in Fair Value of Contingent Consideration
The change in fair value of contingent consideration was a $0.5 million gain for the quarter ended June 30, 2025 compared to a $3.8 million loss for the same period of 2024, and a $6.7 million loss for the year-to-date period ended June 30, 2025 compared to a $13.9 million loss for the same period of 2024. The fair value gain for the quarter ended June 30, 2025 was impacted by a gain recognized in reclassifying $1.5 million of colleague earnout incentives to colleague compensation and benefits. The fair value loss for the year-to-date period ended June 30, 2025 was impacted by positive changes in revenue growth trends of certain partners, in addition to a loss recognized in reclassifying $1.6 million of earnouts from colleague compensation and benefits.

UNDERWRITING, CAPACITY & TECHNOLOGY SOLUTIONS OPERATING GROUP RESULTS
UCTS consists of three distinct divisions—MSI, our Capacity Solutions group (which includes our reinsurance brokerage business, Juniper Re; our reinsurance MGA business, MultiStrat; and our captive management business), and the Captive business. Through MSI, we manufacture proprietary, technology-enabled insurance products with a focus on sheltered channels where our products deliver speed, ease of use and certainty of execution, an example of which is our national embedded renters insurance product sold at point of lease via integrations with property management software providers. Our MGA product suite is now comprised of more than 20 products across personal, commercial and professional lines. UCTS’ Wholesale Business was sold in the first quarter of 2024, and its operations are included in our results through February 29, 2024.

	For the Three Months Ended June 30,		Variance		For the Six Months Ended June 30,		Variance
(in thousands, except percentages)	2025	2024	Amount	%	2025	2024	Amount	%
Revenues:
Core commissions and fees	$143,614	$118,383	$25,231	21%	$262,429	$219,473	$42,956	20%
Profit-sharing and other income	2,761	3,272	(511)	(16)%	8,082	5,182	2,900	56%
Commissions and fees	146,375	121,655	24,720	20%	270,511	224,655	45,856	20%
Investment income	1,135	830	305	37%	2,173	1,727	446	26%
Total revenues	147,510	122,485	25,025	20%	272,684	226,382	46,302	20%

Operating expenses:
Colleague compensation and benefits	30,338	23,167	7,171	31%	55,347	49,543	5,804	12%
Outside commissions	70,716	65,065	5,651	9%	131,879	121,238	10,641	9%
Other operating expenses	15,694	11,272	4,422	39%	31,848	21,387	10,461	49%
Amortization expense	4,943	2,966	1,977	67%	9,430	6,880	2,550	37%
Change in fair value of contingent consideration	(1,554)	1,525	(3,079)	(202)%	(845)	4,323	(5,168)	(120)%
Depreciation expense	159	155	4	3%	313	312	1	—%
Total operating expenses	120,296	104,150	16,146	16%	227,972	203,683	24,289	12%

Operating income	27,214	18,335	8,879	48%	44,712	22,699	22,013	97%
Total other income (expense), net	(99)	(1,341)	1,242	(93)%	(233)	34,076	(34,309)	(101)%
Income before income taxes	$27,115	$16,994	$10,121	60%	$44,479	$56,775	$(12,296)	(22)%
Commissions and Fees
UCTS generates (i) commissions for underwriting and placing insurance policies and/or treaties on behalf of its insurance company partners and reinsurance company partners; (ii) policy fee and installment fee revenue for acting in the capacity of an MGA and fulfilling certain administrative functions on behalf of insurance or reinsurance company partners, including delivery of policy documents, processing payments and other administrative functions; (iii) profit-sharing income, generally based on the profitability of the underlying book of business of the policies it generates on behalf of its insurance company partners and reinsurance company partners; (iv) fees from service fee arrangements, which are in place with certain customers for a negotiated fee; and (v) assumed premium earned in the Captive business.
UCTS commissions and fees increased $24.7 million for the quarter ended June 30, 2025 compared to the same period of 2024, due primarily to organic growth in core commissions and fees. Growth in our core commissions and fees of $25.2 million for the quarter was driven by continued outperformance in MSI (accounting for $13.3 million of the increase in core commissions and fees), building momentum in our Capacity Solutions group (accounting for $6.5 million of the increase in core commissions and fees), and the introduction of the Captive (accounting for $5.5 million of the increase in core commissions and fees).

UCTS commissions and fees increased $45.9 million for the year-to-date period ended June 30, 2025 compared to the same period of 2024, due primarily to organic growth in core commissions and fees. Growth in our core commissions and fees of $43.0 million for the year-to-date period was driven by continued outperformance in MSI (accounting for $30.8 million of the increase in core commissions and fees), building momentum in our Capacity Solutions group (accounting for $8.0 million of the increase in core commissions and fees), and the introduction of the Captive (accounting for $9.8 million of the increase in core commissions and fees). Growth was partially offset by a decrease in core commissions and fees of $5.5 million from our Wholesale Business that was sold in the first quarter of 2024 and for which there were no comparable revenues earned in 2025. In addition, UCTS profit-sharing and other revenue grew $2.9 million for the year-to-date period driven by continued strong underwriting performance by MSI. Core commissions and fees growth, excluding revenue related to the Wholesale Business during the first half of 2024, was 23%.
Colleague Compensation and Benefits
Colleague compensation and benefits expense for UCTS increased $7.2 million for the quarter ended June 30, 2025 compared to the same period of 2024, primarily driven by increases in colleague compensation of $4.4 million resulting from the growth in UCTS, and benefits and other expense of $2.2 million.
Colleague compensation and benefits expense for UCTS increased $5.8 million for the year-to-date period ended June 30, 2025 compared to the same period of 2024. Colleague compensation and benefits expense for the year-to-date period of 2024 included $1.4 million related to our Wholesale Business for which there was no comparable expense in the same period of 2025. After excluding colleague compensation and benefits expense related to the Wholesale Business, colleague compensation increased $5.6 million resulting from the growth in UCTS, and benefits and other expense increased $1.1 million.
Outside Commissions
Outside commissions for UCTS consist of outside commissions paid to partners that distribute our MGA products. Outside commissions for UCTS increased $5.7 million, or 9%, for the quarter ended June 30, 2025 compared to the same period of 2024. Outside commissions for the quarter increased at a lower rate than core commissions and fees due to continued scaling of the business, product mix shift and increased contributions from the Capacity Solutions group (which generally does not have significant outside commissions).
Outside commissions for UCTS increased $10.6 million, or 9%, for the year-to-date period ended June 30, 2025 compared to the same period of 2024. After excluding outside commissions of $3.0 million attributable to the Wholesale Business during the first half of 2024 for which there was no comparable expense in 2025, outside commissions for UCTS increased $13.6 million, or 12%. Outside commissions for the year-to-date period increased at a lower rate than core commissions and fees due to continued scaling of the business, product mix shift and increased contributions from the Capacity Solutions group (which generally does not have significant outside commissions).
Other Operating Expenses
Other operating expenses for UCTS increased $4.4 million for the quarter ended June 30, 2025 compared to the same period of 2024 driven by higher incurred losses and LAE of $5.0 million related to our newly-established Captive business.
Other operating expenses for UCTS increased $10.5 million for the year-to-date period ended June 30, 2025 compared to the same period of 2024 driven by higher incurred losses and LAE of $8.8 million related to our newly-established Captive business, professional fees of $1.8 million due to increased legal spend, and licenses and taxes of $1.3 million.
Change in Fair Value of Contingent Consideration
The change in fair value of contingent consideration was a $1.6 million gain for the quarter ended June 30, 2025 compared to a $1.5 million loss for the same period of 2024, and a $0.8 million gain for the year-to-date period ended June 30, 2025 compared to a $4.3 million loss for the same period of 2024. The fair value gains for the quarter and year-to-date periods ended June 30, 2025 were impacted by negative changes in revenue growth trends of certain partners.
Total Other Income (Expense), Net
Total other income (expense), net for UCTS decreased $34.3 million for the year-to-date period ended June 30, 2025 compared to the same period of 2024 driven by a $35.1 million gain recorded during the first half of 2024 in connection with the sale of our Wholesale Business.

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

	For the Three Months Ended June 30,		Variance		For the Six Months Ended June 30,		Variance
(in thousands, except percentages)	2025	2024	Amount	%	2025	2024	Amount	%
Revenues:
Core commissions and fees	$61,309	$63,859	$(2,550)	(4)%	$132,959	$130,988	$1,971	2%
Profit-sharing and other income	5,199	3,205	1,994	62%	11,360	7,776	3,584	46%
Commissions and fees	66,508	67,064	(556)	(1)%	144,319	138,764	5,555	4%
Investment income	56	—	56	—%	114	—	114	—%
Total revenues	66,564	67,064	(500)	(1)%	144,433	138,764	5,669	4%

Operating expenses:
Colleague compensation and benefits	25,850	25,222	628	2%	51,874	50,420	1,454	3%
Outside commissions	19,057	19,446	(389)	(2)%	38,144	38,811	(667)	(2)%
Other operating expenses	9,793	8,570	1,223	14%	19,343	16,642	2,701	16%
Amortization expense	7,406	6,304	1,102	17%	14,780	12,577	2,203	18%
Change in fair value of contingent consideration	65	212	(147)	(69)%	279	1	278	n/m
Depreciation expense	177	192	(15)	(8)%	359	338	21	6%
Total operating expenses	62,348	59,946	2,402	4%	124,779	118,789	5,990	5%

Operating income	4,216	7,118	(2,902)	(41)%	19,654	19,975	(321)	(2)%
Total other income (expense), net	8	2	6	n/m	(496)	(2)	(494)	n/m
Income before income taxes	$4,224	$7,120	$(2,896)	(41)%	$19,158	$19,973	$(815)	(4)%
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
MIS commissions and fees decreased $0.6 million for the quarter ended June 30, 2025 compared to the same period of 2024, primarily due to a decrease in core commissions and fees, offset in part by an increase in profit-sharing and other. Key drivers of the $2.6 million decrease in MIS core commissions and fees included our legacy Mainstreet business (accounting for $2.2 million of the decrease in core commissions and fees) and our Westwood business (accounting for $0.6 million of the decrease in core commissions and fees). MIS profit-sharing and other revenue increased $2.0 million resulting from improvements in loss ratios and the number of policies sold.
MIS commissions and fees increased $5.6 million for the year-to-date period ended June 30, 2025 compared to the same period of 2024, primarily due to profit sharing and other revenue, which increased $3.6 million resulting from improvements in loss ratios and the number of policies sold. In addition, MIS core commissions and fees increased $2.0 million driven by our Westwood business (accounting for $2.2 million of the increase in core commissions and fees) and our legacy Mainstreet business (accounting for $0.3 million of the increase in core commissions and fees).

Colleague Compensation and Benefits
Colleague compensation and benefits expense for MIS increased $0.6 million and $1.5 million for the quarter and year-to-date periods ended June 30, 2025 compared to the same periods of 2024, respectively, due to increases in inside advisor commissions.
Other Operating Expenses
Other operating expenses for MIS increased $1.2 million and $2.7 million for the quarter and year-to-date periods ended June 30, 2025 compared to the same periods of 2024, respectively, driven by higher legal settlement expense and advertising and marketing costs.
Amortization Expense
MIS amortization expense increased $1.1 million and $2.2 million for the quarter and year-to-date periods ended June 30, 2025 compared to the same periods of 2024, respectively, driven by an increase in capitalized software.
CORPORATE AND OTHER RESULTS

	For the Three Months Ended June 30,		Variance		For the Six Months Ended June 30,		Variance
(in thousands, except percentages)	2025	2024	Amount	%	2025	2024	Amount	%
Revenues:
Commissions and fees	$(18,987)	$(18,385)	$(602)	3%	$(37,052)	$(36,069)	$(983)	3%
Investment income	459	549	(90)	(16)%	1,213	658	555	84%
Total revenues	(18,528)	(17,836)	(692)	4%	(35,839)	(35,411)	(428)	1%

Operating expenses:
Colleague compensation and benefits	11,993	8,445	3,548	42%	22,028	18,644	3,384	18%
Outside commissions	(18,987)	(18,385)	(602)	3%	(37,052)	(36,069)	(983)	3%
Other operating expenses	9,421	7,416	2,005	27%	20,892	15,100	5,792	38%
Amortization expense	465	170	295	174%	923	326	597	183%
Depreciation expense	983	846	137	16%	1,927	1,681	246	15%
Total operating expenses	3,875	(1,508)	5,383	n/m	8,718	(318)	9,036	n/m

Operating loss	(22,403)	(16,328)	(6,075)	37%	(44,557)	(35,093)	(9,464)	27%

Other income (expense):
Interest expense, net	(31,187)	(31,318)	131	—%	(61,044)	(62,884)	1,840	(3)%
Loss on divestitures	(1,611)	—	(1,611)	—%	(1,611)	—	(1,611)	—%
Loss on extinguishment and modification of debt	—	(14,679)	14,679	(100)%	(2,394)	(14,679)	12,285	(84)%
Other income (expense), net	1,612	(157)	1,769	n/m	1,532	(153)	1,685	n/m
Total other expense, net	(31,186)	(46,154)	14,968	(32)%	(63,517)	(77,716)	14,199	(18)%
Loss before income taxes	$(53,589)	$(62,482)	$8,893	(14)%	$(108,074)	$(112,809)	$4,735	(4)%
__________
n/m    not meaningful
Commissions and Fees
Corporate and Other records the elimination of intercompany commission revenue from the operating groups. During the quarter and year-to-date periods of 2025, IAS recorded commission revenue shared with other operating groups of $0.2 million each and UCTS recorded commission revenue shared with other operating groups of $18.8 million and $36.9 million, respectively.

The year-over-year increase in intercompany commission revenue is related to the QBE Program Administrator Agreement. We expect revenue recognized from this agreement to continue to grow as we serve as the MGA on more intersegment revenue such as homeowners insurance sold through MIS.
Colleague Compensation and Benefits
Colleague compensation and benefits expense in Corporate and Other increased $3.5 million and $3.4 million for the quarter and year-to-date periods ended June 30, 2025 compared to the same periods of 2024, respectively, driven by increases in colleague compensation.
Outside Commissions
Outside commissions for Corporate and Other include the elimination of intercompany commission expense from the operating groups.
A significant portion of the year-over-year increase in intercompany commission expense eliminated through Corporate and Other is related to the QBE Program Administrator Agreement. We expect intercompany commission expense to continue to increase as we serve as the MGA on more intersegment revenue such as homeowners insurance sold through MIS.
Other Operating Expenses
Other operating expenses in Corporate and Other increased $2.0 million for the quarter ended June 30, 2025 compared to the same period of 2024, due primarily to higher licenses and taxes of $0.8 million, professional fees of $0.6 million, and technology and software-related costs and travel and entertainment of $0.4 million each.
Other operating expenses in Corporate and Other increased $5.8 million for the year-to-date period ended June 30, 2025 compared to the same period of 2024, due primarily to higher technology and software-related costs of $2.8 million, professional fees of $1.4 million due to increased legal spend, and travel and entertainment of $0.9 million.
Interest Expense, Net
Interest expense, net, in Corporate and Other was relatively flat for the second quarter of 2025 compared to the same period of 2024 resulting from lower average interest rates due to the January 2025 refinancing, offset by higher average borrowings.
Interest expense, net, in Corporate and Other decreased $1.8 million year-to-date period ended June 30, 2025 compared to the same period of 2024 resulting from lower average interest rates due to the January 2025 refinancing, offset in part by higher average borrowings. We expect interest expense to remain relatively flat in the near term on a year-over-year basis due to an increase in borrowings under our Revolving Facility to fund the settlement of contingent earnout liabilities and certain partnership opportunities, offset by lower expected average interest rates.
Loss on Extinguishment and Modification of Debt
Loss on extinguishment and modification of debt in Corporate and Other of $2.4 million for the first six months of 2025 relates to the January 2025 refinancing. Loss on extinguishment and modification of debt of $14.7 million for the quarter and year-to-date periods ended June 30, 2024 relates to a debt refinancing completed in May 2024.
LIQUIDITY AND CAPITAL RESOURCES
Our primary liquidity needs for the foreseeable future will include cash to (i) provide capital to facilitate the organic growth of our business and to fund future partnerships, (ii) pay operating expenses, including cash compensation to our colleagues and expenses related to being a public company, (iii) make payments under the Tax Receivable Agreement, (iv) pay interest and principal due on borrowings under the 2024 Credit Facility and the Senior Secured Notes, (v) pay contingent earnout liabilities, (vi) pay income taxes, and (vii) fund potential investments in third party businesses that support the growth of our business, which may include sponsorship of, and a minority, non-controlling interest in, other investment funds, the purpose of which may include facilitating the establishment of additional and alternative capacity that supports the growth of our MSI business.
We have historically financed our operations and funded our debt service through the sale of our insurance products and services, and we have financed significant cash needs to fund growth through the acquisition of partners through debt and equity financing.

As of June 30, 2025, the 2024 Credit Facility provides for senior secured credit facilities in an aggregate principal amount of $1.54 billion, which consists of (i) a term loan facility in the principal amount of $935.8 million, bearing interest at a rate of term SOFR, plus an applicable margin of 300 bps, with a margin step-down to 275 bps at a first lien net leverage ratio of 4.00x or below, maturing May 24, 2031 (the “2025 Term Loan Facility”) and (ii) a revolving credit facility with commitments in an aggregate principal amount of $600 million, bearing interest at SOFR plus 210 bps to SOFR plus 310 bps based on total net leverage ratio maturing May 24, 2029 (the “Revolving Facility”). As of June 30, 2025, Baldwin Holdings also had outstanding $600 million aggregate principal amount of 7.125% senior secured notes due May 15, 2031 (the “Senior Secured Notes”). Refer to Note 9 to our consolidated financial statements included in Part I, Item 1. Financial Statements of this report for more information relating to the terms of the Senior Secured Notes and 2024 Credit Facility.
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
As of June 30, 2025, our cash and cash equivalents were $105.7 million and we had $474 million of available borrowing capacity on the Revolving Facility. We believe that our cash and cash equivalents, cash flow from operations and available borrowings will be sufficient to fund our working capital and meet our commitments for the next twelve months and beyond.
Contractual Obligations and Commitments
The following table represents our contractual obligations and commitments, aggregated by type, at June 30, 2025:

		Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$93,656	$21,288	$38,507	$26,793	$7,068
Debt obligations payable(2)	2,325,951	131,682	254,483	354,695	1,585,091
Undiscounted estimated contingent earnout obligation(3)	21,509	7,552	13,957	—	—
USF Grant	3,352	856	1,696	800	—
Total	$2,444,468	$161,378	$308,643	$382,288	$1,592,159
__________
(1)    Represents noncancelable operating leases for our facilities. Operating lease expense was $10.6 million and $10.8 million for the six months ended June 30, 2025 and 2024, respectively.
(2)    Represents scheduled debt obligations and estimated interest payments for our Senior Secured Notes, 2025 Term Loans and the Revolving Facility.
(3)    Represents the total expected future payments to be made to partners and colleagues for earnout-related obligations at June 30, 2025.
Our contractual obligations and commitments are comprised of operating lease obligations, principal and interest payments on our borrowings under the Senior Secured Notes, the 2025 Term Loans and the Revolving Facility, estimated payments of contingent earnout liabilities, and our commitment to the University of South Florida (“USF”).
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
Our debt obligations at June 30, 2025 include borrowings outstanding under the Senior Secured Notes of $600 million, the 2025 Term Loans of $931.1 million, and the Revolving Facility of $112.0 million. Estimated interest payments for outstanding borrowings under the Senior Secured Notes, 2025 Term Loans, and Revolving Facility in the table above were calculated based on the applicable interest rates at June 30, 2025 of 7.125%, 7.31% and 7.42%, respectively, through their respective due dates of May 15, 2031, May 24, 2031 and May 24, 2029.

Substantially all of our partnerships and certain acquisitions of select books of business that do not constitute a complete business enterprise include contractual earnout provisions. We record an estimation of the fair value of the contingent earnout obligations at the partnership date as a component of the consideration paid. Our contingent earnout obligations are measured at fair value each reporting period based on the present value of the expected future payments to be made to partners in accordance with the provisions outlined in the respective purchase agreements. The recorded obligations are based on estimates of the partners’ future performance using financial projections for the earnout period. The aggregate estimated contingent earnout liabilities included on our condensed consolidated balance sheet at June 30, 2025 of $16.7 million can be settled in cash or stock at our option. The undiscounted estimated contingent earnout obligation presented in the table above represents the total expected future payments to be made to the partners. The undiscounted estimated contingent earnout obligation at June 30, 2025 of $21.5 million can be settled in cash or stock at our option. The maximum estimated exposure to the contingent earnout liabilities was $63.2 million at June 30, 2025.
As of June 30, 2025, we have a remaining commitment to USF to donate $3.4 million through October 2028. The gift will provide support for the School of Risk Management and Insurance in the USF Muma College of Business. It is currently anticipated that Lowry Baldwin, our Chairman, will fund half of this commitment.
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
During the six months ended June 30, 2025, we redeemed 2,193,957 LLC Units of Baldwin Holdings on a one-for-one basis for shares of Class A common stock and cancelled the corresponding shares of Class B common stock. We receive an increase in our share of the tax basis in the net assets of Baldwin Holdings due to the interests being redeemed. We have assessed the realizability of the net deferred tax assets and in that analysis have considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. We have recorded a full valuation allowance against the deferred tax assets at Baldwin as of June 30, 2025, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances.
As of June 30, 2025 and December 31, 2024, we have recorded a Tax Receivable Agreement liability of $5.2 million and $4.8 million, respectively, associated with the payments to be made to current or former Baldwin Holdings’ LLC Members subject to the Tax Receivable Agreement.
Sources and Uses of Cash
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated:

	For the Six Months Ended June 30,
(in thousands)	2025	2024	Variance
Net cash provided by (used in) operating activities	$(80,704)	$21,346	$(102,050)
Net cash provided by (used in) investing activities	(46,201)	35,602	(81,803)
Net cash provided by financing activities	197,838	76,265	121,573
Net increase in cash and cash equivalents and fiduciary cash	70,933	133,213	(62,280)
Cash and cash equivalents and fiduciary cash at beginning of period	312,769	226,963	85,806
Cash and cash equivalents and fiduciary cash at end of period	$383,702	$360,176	$23,526

Operating Activities
The primary sources and uses of cash for operating activities are net income (loss) adjusted for non-cash items and changes in assets and liabilities, or operating working capital, and payment of contingent earnout consideration. Net cash used in operating activities increased $102.1 million year over year, primarily as a result of a $64.7 million increase in payments of contingent earnout consideration in excess of purchase price accrual.
Investing Activities
The primary sources and uses of cash for investing activities relate to cash consideration paid to fund partnerships, proceeds from divested assets, and other investments to grow our business. Net cash used in investing activities increased $81.8 million year over year driven by a decrease in cash proceeds from divestitures, net of cash transferred of $54.5 million relating primarily to the sale of our Wholesale Business during 2024, an increase in investments in and loans for business ventures of $13.8 million related to our investment in the BRIE in 2025, and an increase in cash consideration paid for partnership activity of $11.9 million.
Financing Activities
The primary sources and uses of cash for financing activities relate to the issuance of our Class A common stock; debt servicing costs in connection with our long-term debt and revolving line of credit, as well as purchases, sales and settlements of interest rate caps to mitigate interest rate volatility on that debt; payment of contingent earnout consideration; and other equity transactions. Net cash provided by financing activities increased $121.6 million year over year driven by an increase in net proceeds from borrowings on our credit facilities of $124.3 million primarily resulting from the January 2025 refinancing and borrowings on the Revolving Facility to fund the payment of our earnout obligations.
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
There have been no material changes in our critical accounting policies during the six months ended June 30, 2025 as compared to those disclosed in the Critical Accounting Policies and Estimates section under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Our invested assets are held primarily as cash and cash equivalents and restricted cash. To a lesser extent, we may also utilize certificates of deposit, U.S. treasury securities and professionally managed short duration fixed income funds. These investments are subject to market risk. The fair value of our invested assets at June 30, 2025 and December 31, 2024 approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.

At June 30, 2025, we had outstanding borrowings of $931.1 million under the 2025 Term Loans and $112.0 million under our Revolving Facility. The 2025 Term Loans bear interest based on a variable rate of term SOFR, plus an applicable margin of 300 bps, and the Revolving Facility bears interest at SOFR plus 210 bps to SOFR plus 310 bps based on total net leverage ratio. An increase of 100 basis points on the SOFR rate at June 30, 2025 would have increased our annual interest expense under the 2024 Credit Facility by $10.4 million.
Other than an amendment to the 2024 Credit Agreement to increase the aggregate principal amount of the 2025 Term Loans to $935.8 million, there have been no material changes in market risk from the information presented in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2025 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Please refer to Note 14 to our condensed consolidated financial statements included in Part I, Item 1. Financial Statements of this report for a discussion of legal proceedings to which the Company is subject.
ITEM 1A. RISK FACTORS
Please refer to the risk factors outlined under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 25, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None.
Issuer Repurchases of Equity Securities
The following table provides information about our repurchase of shares of our Class A common stock during the three months ended June 30, 2025:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value that may yet be Purchased under the Plans or Programs
April 1, 2025 to April 30, 2025	104,278	$43.74	—	$—
May 1, 2025 to May 31, 2025	2,580	40.75	—	—
June 1, 2025 to June 30, 2025	97	40.40	—	—
Total	106,955	$43.67	—	$—
__________
(1)    We purchased 106,955 shares during the three months ended June 30, 2025, which were acquired from our employees to cover required tax withholding on the vesting of shares granted under our Omnibus Incentive Plan or Partnership Inducement Award Plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Insider Trading Arrangements and Policies
During the quarter ended June 30, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

The Baldwin Insurance Group, Inc.

Date: August 5, 2025	By:	/s/ Trevor L. Baldwin
Trevor L. Baldwin
Chief Executive Officer

Date: August 5, 2025	By:	/s/ Bradford L. Hale
Bradford L. Hale
Chief Financial Officer