Form 10-Q
period 2025-09-30
Baldwin Insurance Group, Inc.
filed 2025-11-04
CIK 1781755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
As of October 28, 2025, there were 71,589,503 shares of Class A common stock outstanding and 47,058,818 shares of Class B common stock outstanding.

THE BALDWIN INSURANCE GROUP, INC.

Note Regarding Forward-Looking Statements
We have made statements in this report, including matters discussed under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part II, Item 1. Legal Proceedings, Part II, Item 1A. Risk Factors and in other sections of this report, that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies, including, for example, our strategy with respect to future capital allocation and anticipated trends in our business. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. You should specifically consider the numerous risks outlined under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 25, 2025.
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

Commonly Used Defined Terms
The following terms have the following meanings throughout this Quarterly Report on Form 10-Q unless the context indicates or requires otherwise:

2019 Stockholders Agreement	Stockholders Agreement between Baldwin and the applicable holders of LLC Units in Baldwin Holdings entered into on October 28, 2019
2024 Credit Agreement	Amended and Restated Credit Agreement, dated as of May 24, 2024, which is attached as Annex I to the Amendment and Restatement Agreement, dated May 24, 2024, between Baldwin Holdings, as borrower, JPMorgan Chase Bank, N.A., as the Administrative Agent, the Guarantors party thereto and the Lenders party thereto, as amended by Amendment No. 1 to Amended and Restated Credit Agreement, dated as of December 4, 2024, Amendment No. 2 to Amended and Restated Credit Agreement, dated as of January 10, 2025 and Amendment No. 3 to Amended and Restated Credit Agreement, dated as of September 18, 2025
2024 Credit Facility	The Revolving Facility and 2025 Term Loan Facility established pursuant to the 2024 Credit Agreement, as amended
2024 Stockholders Agreement	Stockholders Agreement between Baldwin and the applicable holders of LLC Units in Baldwin Holdings entered into on October 30, 2024
2025 Term Loan Facility	Our term loan facility under the 2024 Credit Facility with a principal amount of $1.006 billion, maturing May 24, 2031
adjusted EBITDA	Net income (loss) before interest, taxes, depreciation, amortization, change in fair value of contingent consideration and certain items of income and expense, including share-based compensation expense, transaction-related partnership and integration expenses, severance, and certain non-recurring items, including those related to raising capital
Amended LLC Agreement	Third Amended and Restated Limited Liability Company Agreement of Baldwin Holdings, as amended
API	Application programming interface
book of business	Insurance policies bound by us on behalf of our clients
bps	Basis points
Baldwin Holdings	The Baldwin Insurance Group Holdings, LLC (formerly Baldwin Risk Partners, LLC), our operating company and a subsidiary of Baldwin
Baldwin	The Baldwin Insurance Group, Inc. (formerly BRP Group, Inc.), our parent company, together, unless the context otherwise requires, with its consolidated subsidiaries, including Baldwin Holdings and its consolidated subsidiaries and affiliates
Capacity Solutions
A division of our Underwriting, Capacity & Technology Solutions operating group that includes our reinsurance brokerage business, Juniper Re, our reinsurance MGA business, MultiStrat, and our captive management business

Captive	The initial series, MSI Multifamily Series Protected Cell, together with the Core, TBG Assurance Company, LLC
clients	Our insureds
colleagues	Our employees
core commissions and fees	Revenue generated from commissions, consulting and service fees, policy fees and installment payments, as well as earned premiums from assumed insurance contracts, collectively
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	Accounting principles generally accepted in the United States of America
insurance company partners	Insurance companies with which we have a contractual relationship
LLC Units	Membership interests of Baldwin Holdings
MGA	Managing General Agent
MSI	Our MGA platform
operating groups	Our reportable segments
partners	Companies that we have acquired, or in the case of asset acquisitions, the producers

partnerships	Strategic acquisitions made by the Company
Pre-IPO LLC Members	Trevor Baldwin, our Chief Executive Officer; Lowry Baldwin, our Chairman; BIGH, LLC, an entity controlled by Lowry Baldwin; Elizabeth Krystyn, one of our founders; Laura Sherman, one of our founders; Daniel Galbraith, President, The Baldwin Group and CEO, Retail Brokerage Operations; Brad Hale, our Chief Financial Officer; and The Villages Invesco, LLC; and certain other historical equity holders including equity holders in companies that we have acquired or producers
reinsurance company partners	Reinsurance companies with which we have a contractual relationship
Revolving Facility	Our revolving credit facility under the 2024 Credit Facility with commitments in an aggregate principal amount of $600 million, maturing May 24, 2029
risk advisors	Our producers
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Secured Notes	7.125% senior secured notes with an aggregate principal amount of $600 million due May 15, 2031
SOFR	Secured Overnight Financing Rate
Tax Receivable Agreement	Tax Receivable Agreement between Baldwin and certain holders of LLC Units in Baldwin Holdings entered into on October 28, 2019
Westwood	Westwood Insurance Agency, a 2022 partner
Wholesale Business	Our specialty wholesale broker business, which was sold on March 1, 2024

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE BALDWIN INSURANCE GROUP, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share and per share data)	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$89,723	$90,045
Fiduciary cash	236,221	222,724
Assumed premiums, commissions and fees receivable, net	346,466	283,553
Fiduciary receivables	416,083	418,543
Prepaid expenses and other current assets	17,702	11,625
Total current assets	1,106,195	1,026,490
Property and equipment, net	21,193	21,972
Right-of-use assets	64,266	72,367
Other assets	68,945	48,041
Intangible assets, net	1,016,687	953,492
Goodwill	1,516,488	1,412,369
Total assets	$3,793,774	$3,534,731
Liabilities, Mezzanine Equity and Stockholders’ Equity
Current liabilities:
Fiduciary liabilities	$652,304	$641,267
Commissions payable	68,682	73,126
Accrued expenses and other current liabilities	221,665	160,631
Related party notes payable	—	5,635
Colleague earnout incentives	—	32,826
Current portion of contingent earnout liabilities	17,062	142,949
Total current liabilities	959,713	1,056,434
Revolving line of credit	66,000	—
Long-term debt, less current portion	1,567,563	1,398,054
Contingent earnout liabilities, less current portion	11,330	2,610
Operating lease liabilities, less current portion	60,917	68,775
Other liabilities	61	61
Total liabilities	2,665,584	2,525,934
Commitments and contingencies (Note 16)
Mezzanine equity:
Redeemable noncontrolling interest	510	453
Stockholders’ equity:
Class A common stock, par value $0.01 per share, 300,000,000 shares authorized; 71,416,940 and 67,979,419 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	714	680
Class B common stock, par value $0.0001 per share, 100,000,000 shares authorized; 47,168,818 and 49,552,686 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	5	5
Additional paid-in capital	837,293	793,954
Accumulated deficit	(219,375)	(211,423)
Accumulated other comprehensive income	1,050	—
Total stockholders’ equity attributable to Baldwin	619,687	583,216
Noncontrolling interest	507,993	425,128
Total stockholders’ equity	1,127,680	1,008,344
Total liabilities, mezzanine equity and stockholders’ equity	$3,793,774	$3,534,731

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

(in thousands)	September 30, 2025	December 31, 2024
Assets of Consolidated Variable Interest Entities That Can Only be Used to Settle the Obligations of Consolidated Variable Interest Entities:
Cash and cash equivalents	$4,317	$1,032
Assumed premiums, commissions and fees receivable, net	1,611	491
Prepaid expenses and other current assets	76	—
Total current assets	6,004	1,523
Right-of-use assets	29	53
Other assets	5	7
Intangible assets, net	67,972	—
Goodwill	50,834	—
Total assets	$124,844	$1,583
Liabilities of Consolidated Variable Interest Entities for Which Creditors Do Not Have Recourse to the Company:
Commissions payable	$76	$62
Accrued expenses and other current liabilities	5,271	63
Total current liabilities	5,347	125
Operating lease liabilities, less current portion	—	21
Total liabilities	$5,347	$146

See accompanying Notes to Condensed Consolidated Financial Statements.

THE BALDWIN INSURANCE GROUP, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except share and per share data)	2025	2024	2025	2024
Revenues:
Commissions and fees	$362,317	$335,210	$1,149,097	$1,050,409
Investment income	3,072	3,728	8,508	8,736
Total revenues	365,389	338,938	1,157,605	1,059,145

Operating expenses:
Colleague compensation and benefits	193,031	172,645	586,522	549,359
Outside commissions	79,111	74,544	218,520	204,237
Other operating expenses	56,008	48,839	170,146	141,198
Amortization expense	30,394	26,899	82,286	76,334
Change in fair value of contingent consideration	1,980	(952)	8,084	17,276
Depreciation expense	1,649	1,557	4,874	4,619
Total operating expenses	362,173	323,532	1,070,432	993,023

Operating income	3,216	15,406	87,173	66,122

Other income (expense):
Interest expense, net	(31,132)	(31,329)	(92,428)	(94,203)
Gain on divestitures	—	1,809	290	38,953
Loss on extinguishment and modification of debt	(3,290)	(389)	(5,684)	(15,068)
Other income, net	860	28	745	105
Total other expense, net	(33,562)	(29,881)	(97,077)	(70,213)

Loss before income taxes and share of net earnings of equity method investee	(30,346)	(14,475)	(9,904)	(4,091)
Share of net earnings of equity method investee	109	—	109	—
Loss before income taxes	(30,237)	(14,475)	(9,795)	(4,091)
Income tax expense	—	—	685	2,151
Net loss	(30,237)	(14,475)	(10,480)	(6,242)
Less: net loss attributable to noncontrolling interests	(11,510)	(6,098)	(2,528)	(1,886)
Net loss attributable to Baldwin	$(18,727)	$(8,377)	$(7,952)	$(4,356)

Net loss	$(30,237)	$(14,475)	$(10,480)	$(6,242)
Other comprehensive income	1,050	—	1,050	—
Comprehensive loss	(29,187)	(14,475)	(9,430)	(6,242)
Less: Comprehensive loss attributable to noncontrolling interests	(11,510)	(6,098)	(2,528)	(1,886)
Comprehensive loss attributable to Baldwin	$(17,677)	$(8,377)	$(6,902)	$(4,356)

Basic and diluted loss per share	$(0.27)	$(0.13)	$(0.12)	$(0.07)
Weighted-average shares of Class A common stock outstanding - basic and diluted	68,604,951	64,011,515	67,571,899	63,001,125

See accompanying Notes to Condensed Consolidated Financial Statements.

THE BALDWIN INSURANCE GROUP, INC.
Condensed Consolidated Statements of Stockholders’ Equity and Mezzanine Equity
(Unaudited)

For the Three Months Ended September 30, 2025
	Stockholders’ Equity									Mezzanine Equity
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumu- lated Other Compre- hensive Income	Non-controlling Interest	Total	Redeemable Non-controlling Interest
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at June 30, 2025	71,278,683	$713	47,358,729	$5	$830,735	$(200,648)	$—	$419,119	$1,049,924	$445
Net income (loss)	—	—	—	—	—	(18,727)	—	(11,575)	(30,302)	65
Noncontrolling interest acquired in business combinations	—	—	—	—	—	—	—	97,920	97,920	—
Share-based compensation, net of forfeitures	(51,654)	(1)	—	—	5,468	—	—	3,621	9,088	—
Redemption of Class B common stock	189,911	2	(189,911)	—	1,090	—	—	(1,092)	—	—
Other comprehensive income	—	—	—	—	—	—	1,050	—	1,050	—
Balance at September 30, 2025	71,416,940	$714	47,168,818	$5	$837,293	$(219,375)	$1,050	$507,993	$1,127,680	$510

For the Nine Months Ended September 30, 2025
	Stockholders’ Equity									Mezzanine Equity
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumu- llated Other Compre- hensive Income	Non-controlling Interest	Total	Redeemable Non-controlling Interest
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2024	67,979,419	$680	49,552,686	$5	$793,954	$(211,423)	$—	$425,128	$1,008,344	$453
Net income (loss)	—	—	—	—	—	(7,952)	—	(2,750)	(10,702)	222
Equity issued in business combinations	23,202	—	—	—	515	—	—	348	863	—
Noncontrolling interest acquired in business combinations	—	—	—	—	—	—	—	97,920	97,920	—
Share-based compensation, net of forfeitures	1,030,451	10	—	—	18,189	—	—	12,351	30,550	—
Redemption of Class B common stock	2,383,868	24	(2,383,868)	—	24,635	—	—	(24,659)	—	—
Distributions to variable interest entities	—	—	—	—	—	—	—	(345)	(345)	(165)
Other comprehensive income	—	—	—	—	—	—	1,050	—	1,050	—
Balance at September 30, 2025	71,416,940	$714	47,168,818	$5	$837,293	$(219,375)	$1,050	$507,993	$1,127,680	$510

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

See accompanying Notes to Condensed Consolidated Financial Statements.

THE BALDWIN INSURANCE GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2025	2024
Cash flows from operating activities:
Net loss	$(10,480)	$(6,242)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	87,160	80,953
Change in fair value of contingent consideration	8,084	17,276
Share-based compensation expense	51,772	46,764
Payment of contingent earnout consideration in excess of purchase price accrual	(85,090)	(21,145)
Gain on divestitures	(290)	(38,953)
Amortization of deferred financing costs	4,266	4,419
Loss on extinguishment of debt	26	1,034
Other operating activity	(831)	590
Changes in operating assets and liabilities:
Assumed premiums, commissions and fees receivable, net	(49,392)	(29,792)
Prepaid expenses and other current assets	(7,555)	(7,980)
Right-of-use assets	12,047	12,562
Accounts payable, accrued expenses and other current liabilities	(4,898)	5,895
Colleague earnout incentives	(32,813)	(439)
Operating lease liabilities	(11,693)	(11,188)
Net cash provided by (used in) operating activities	(39,687)	53,754
Cash flows from investing activities:
Capital expenditures	(29,174)	(28,897)
Cash consideration paid for business combinations, net of cash received	(85,511)	—
Proceeds from divestitures, net of cash transferred	1,901	56,977
Investments in and loans for business ventures	(16,333)	(3,703)
Cash consideration paid for asset acquisitions	(460)	(268)
Proceeds from repayment of related party loans	—	1,500
Net cash provided by (used in) investing activities	(129,577)	25,609
Cash flows from financing activities:
Change in fiduciary receivables and liabilities, net	13,497	31,954
Payment of contingent earnout consideration up to amount of purchase price accrual	(64,256)	(64,698)
Proceeds from revolving line of credit	214,000	95,000
Payments on revolving line of credit	(148,000)	(436,000)
Proceeds from refinancing of long-term debt	1,941,921	1,440,000
Payments relating to extinguishment and modification of long-term debt	(1,766,921)	(996,177)
Payments on long-term debt	(7,194)	(4,661)
Payments of deferred financing costs	(92)	(17,988)
Tax distributions to Baldwin Holdings LLC members	—	(11,076)
Other financing activity	(516)	2,036
Net cash provided by financing activities	182,439	38,390
Net increase in cash and cash equivalents and fiduciary cash	13,175	117,753
Cash and cash equivalents and fiduciary cash at beginning of period	312,769	226,963
Cash and cash equivalents and fiduciary cash at end of period	$325,944	$344,716

THE BALDWIN INSURANCE GROUP, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2025	2024
Supplemental schedule of cash flow information:
Cash paid during the period for interest	$76,612	$73,417
Cash paid during the period for income taxes	1,525	2,717
Disclosure of non-cash investing and financing activities:
Noncontrolling interest acquired in business combinations	$97,920	$—
Deferred payment obligations recognized in business combinations	32,346	—
Contingent earnout liabilities recognized in business combinations	18,447	—
Right-of-use assets obtained in exchange for operating lease liabilities	2,254	2,111
Capital expenditures incurred but not yet paid	2,213	1,821
Right-of-use assets increased (decreased) through lease modifications and reassessments	2,100	(99)
Equity issued in business combinations	863	—
Conversion of contingent earnout liability to related party notes payable	—	5,636

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
Baldwin is a diversified insurance agency and services organization that markets and sells insurance products and services to its clients throughout the U.S. A significant portion of the Company’s business is concentrated in the Southeastern U.S., with several other regional concentrations. Baldwin and its subsidiaries operate through three reportable segments (“operating groups”), Insurance Advisory Solutions, Underwriting, Capacity & Technology Solutions and Mainstreet Insurance Solutions, which are discussed in more detail in Note 17.
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

Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates underlying the accompanying condensed consolidated financial statements include the application of guidance for revenue recognition; the impairment of intangible assets and goodwill; the valuation of acquired relationships and contingent consideration; and the valuation allowance for deferred tax assets.
Recently Issued Accounting Standards
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)—Disaggregation of Income Statement Expenses (“ASU 2024-03”) to improve the disclosures about a public business entity’s expenses and supply more detailed information about the types of expenses in commonly presented expense captions. These expenses include purchases of inventory, employee compensation, depreciation, amortization, and depletion in commonly presented expense captions such as cost of sales, selling, general and administrative expense, and research and development expense. This guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The Company expects the adoption of this standard to expand its expense disclosures, but otherwise have no impact on the interim or annual consolidated financial statements.
In May 2025, the FASB issued ASU No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (“ASU 2025-03”). ASU 2025-03 amends the guidance for identifying the accounting acquirer in a business combination effected primarily by exchanging equity interests when the legal acquiree is a variable interest entity (“VIE”) that meets the definition of a business. Under the new guidance, entities must consider the factors in ASC 805-10-55-12 through 55-15—such as relative voting rights, composition of the governing body and management, and size of the combining entities—regardless of whether the legal acquiree is a VIE. This change is intended to improve consistency and comparability in financial reporting for economically similar transactions. This guidance is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual periods, with early adoption permitted. The Company will apply the amendments prospectively to business combinations occurring after the initial application. The Company expects the adoption of this standard to change how it evaluates the accounting acquirer in future business combinations involving a VIE, but otherwise have no impact on the consolidated financial statements.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 updates the accounting framework for internal-use software development costs to better reflect modern development practices, including agile methodologies. Key changes include replacing the traditional project stage model with a capitalization threshold based on management’s authorization and commitment to fund the project, along with a requirement that completion of the project be probable. ASU 2025-06 also supersedes guidance on website development costs. This guidance is effective for fiscal years beginning after December 15, 2027 and interim periods within those fiscal years. The Company is currently evaluating the impact this standard will have on the interim or annual consolidated financial statements.
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
Change in Presentation for Fiduciary Assets and Liabilities
Beginning January 1, 2025, the Company is presenting assets and liabilities that arise from activities in which the Company engages as an intermediary, where we collect premiums from insureds to remit to insurance companies, as fiduciary assets and fiduciary liabilities on the condensed consolidated balance sheets. Premiums receivable are no longer presented in the same caption with uncollected commissions and fees, but rather represented in a separate caption as fiduciary receivables. Premiums payable to insurance companies are now presented as fiduciary liabilities. In addition, restricted cash is now reflected as fiduciary cash along with non-restricted fiduciary cash balances previously reported within cash and cash equivalents. Fiduciary cash represents funds in the Company’s possession that have been collected from customers to be remitted to insurance companies.
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

The table below presents the changes in the relevant statement of cash flow captions for the nine months ended September 30, 2024 from amounts as previously reported to the revised presentation.

	For the Nine Months Ended September 30, 2024
(in thousands)	As Previously Reported	Change in Presentation	As Revised
Cash flows from operating activities:
Changes in operating assets and liabilities:
Premiums, commissions and fees receivable, net	$(27,777)	$27,777	$—
Assumed premiums, commissions and fees receivable, net	—	(29,792)	(29,792)
Accounts payable, accrued expenses and other current liabilities	35,395	(29,500)	5,895
Colleague earnout incentives(1)	—	(439)	(439)

Cash flows from financing activities:
Change in fiduciary assets and liabilities, net	—	31,954	31,954
Total represented changes in cash flows	$7,618	$—	$7,618
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
2. Significant Accounting Policies
Revenue Recognition
The Company generally recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”).
The Company earns commission revenue by providing insurance placement services to insureds or insurance companies (“clients”) under direct bill and agency bill arrangements with insurance company partners or reinsurance company partners for private risk management, commercial risk management, employee benefits and Medicare insurance types. Commission revenues are usually a percentage of the premium paid by clients and generally depend upon the type of insurance, the insurance company partner or reinsurance company partner, and the nature of the services provided. In some cases, the Company shares commissions with other agents or brokers who have acted jointly with the Company in a transaction. The Company controls the fulfillment of the performance obligation and its relationship with its insurance company partners, reinsurance company partners, and the outside agents. Commissions shared with downstream agents or brokers are recorded in outside commissions in the condensed consolidated statements of comprehensive loss.
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
Effective January 1, 2025, the initial series, MSI Multifamily Series Protected Cell (the “MSI Cell,” and collectively with the Core, the “Captive”), was licensed and participates as a quota share reinsurer on two of MSI’s multifamily programs, renters and master tenant legal liability, for the purpose of further participating in the programs’ underwriting results. The reinsurance quota share contracts feature an adjustment to assumed premium based on the loss ratio performance of the business ceded.
Assumed premiums are recognized as income over the coverage period of the related policies. Unearned premiums represent the portion of premiums written that relate to the unexpired terms of the policies in force and are determined on a pro rata basis. Assumed premium earned is recorded to commissions and fees in the condensed consolidated statements of comprehensive loss. Assumed premiums receivable are included as a component of assumed premiums, commissions and fees receivable, net on the condensed consolidated balance sheets. Unearned premiums are included as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets.

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
Cash and Cash Equivalents and Fiduciary Cash
The Company considers all highly liquid short-term instruments with original maturities of three months or less to be cash equivalents. These instruments held by the Company included money market funds at September 30, 2025 and December 31, 2024, which are included as a component of cash and cash equivalents and fiduciary cash on the condensed consolidated balance sheets. Money market funds are carried at cost, which approximates fair value, and are considered Level 1 measurements within the fair value hierarchy. As of September 30, 2025 and December 31, 2024, the Company's money market funds totaled $213.0 million and $237.5 million, respectively.
3. Business Combinations
The Company completed two business combinations for an aggregate purchase price of $129.1 million during the nine months ended September 30, 2025. In accordance with ASC Topic 805, Business Combinations (“Topic 805”), total consideration was first allocated to the fair value of assets acquired, including liabilities assumed, with the excess being recorded as goodwill. For financial statement purposes, goodwill is not amortized but rather is evaluated for impairment at least annually or more frequently if an event or change in circumstances occurs that indicates goodwill may be impaired. For tax purposes, goodwill is generally deductible and will be amortized over a period of 15 years.
The Company completed the following business combinations during the nine months ended September 30, 2025:
•The Company acquired certain assets and equity interests of entities used in the operation of Bermuda-based reinsurance underwriting platform MultiStrat Group (“MultiStrat”), an Underwriting, Capacity & Technology Solutions partner effective April 1, 2025, to add an important capability to source alternative reinsurance capital for Baldwin’s cedant clients and MSI, without taking balance sheet risk.
•The Company acquired from Hippo Holdings, Inc. (“Hippo”) and its affiliates all the outstanding equity interests of the various entities comprising Hippo’s homebuilder distribution network (“Hippo’s Homebuilder Distribution Network”), a Mainstreet Insurance Solutions partner effective July 1, 2025. This partnership enhances Baldwin’s ability to deliver property and casualty insurance solutions to homebuilder clients through expanded distribution capabilities. Refer to Note 4 for information regarding the Company’s assumption of membership interests of a joint venture acquired as part of this partnership.
The recorded purchase price for business combinations may include an estimation of the fair value of contingent earnout obligations associated with contractual earnout provisions providing for post-closing contingent consideration payments, which are based on revenue, revenue growth and net income (loss) before interest, taxes, depreciation, amortization, and one-time transactional-related expenses or non-recurring items (“adjusted EBITDA”) growth. The contingent earnout consideration amounts identified in the table below are measured at fair value within Level 3 of the fair value hierarchy as discussed further in Note 15. Any subsequent changes in the fair value of contingent earnout liabilities will be recorded in the condensed consolidated statements of comprehensive loss when incurred.
The recorded purchase price for the MultiStrat partnership also include an estimation of the fair value of equity interests, which is calculated based on the value of the Company’s Class A common stock on the closing date taking into account a discount for lack of marketability.

In addition, the recorded purchase price allocation for Hippo’s Homebuilder Distribution Network includes an estimation of the fair value of the pre-existing noncontrolling interest acquired in Lennar Insurance Agency. The fair value of the noncontrolling interest acquired in Lennar Insurance Agency was estimated using a discounted cash flow model under the income approach. The valuation relied on management-prepared financial projections and a discount rate consistent with market participant assumptions and the broader valuation of Hippo’s Homebuilder Distribution Network.
The operating results of these business combinations have been included in the condensed consolidated statements of comprehensive loss since the acquisition date. The Company recognized total revenues and net income from its business combinations of $12.2 million and $2.7 million, respectively, for the three months ended September 30, 2025, and $14.2 million and $2.7 million, respectively, for the nine months ended September 30, 2025.
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
The table below provides a summary of the total consideration and the estimated purchase price allocations made for each of the business acquisitions that became effective during the nine months ended September 30, 2025.

(in thousands)	MultiStrat	Hippo’s Homebuilder Distribution Network	Totals
Cash consideration paid	$12,054	$75,345	$87,399
Fair value of contingent earnout consideration	8,470	—	8,470
Fair value of equity interest	863	—	863
Deferred payment	2,901	29,445	32,346
Total consideration	$24,288	$104,790	$129,078
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$355	$1,533	1,888
Assumed premiums, commissions and fees receivable	12,190	1,331	13,521
Other assets	1,687	999	2,686
Intangible assets	7,167	111,190	118,357
Accrued expenses and other current liabilities	(2,744)	(852)	(3,596)
Contingent earnout liability assumed	—	(9,977)	(9,977)
Total identifiable net assets acquired	18,655	104,224	122,879
Noncontrolling interest in partnership	—	(97,920)	(97,920)
Goodwill	5,633	98,486	104,119
	$24,288	$104,790	$129,078

Maximum potential contingent earnout consideration	$16,500	(1)	(1)
__________
(1)    Hippo’s Homebuilder Distribution Network has an uncapped earnout related to a previous business acquisition based on legacy account revenue.
The factors contributing to the recognition of goodwill are based on expanded product offerings, expanded distribution capabilities and vertical integration within the reinsurance and insurance brokerage industry.

The intangible assets acquired in connection with the partnerships have the following values and estimated weighted-average lives:

(in thousands, except weighted-average lives)	Amount	Weighted-Average Life
Acquired relationships	$117,070	10.0 years
Trade names	550	5.0 years
Software(1)	737
__________
(1)    Software acquired in the MultiStrat partnership consists of internally-developed software, which will not be placed in service or amortized until it reaches technological feasibility.
Future annual estimated amortization expense for the next five years is as follows for intangible assets acquired in connection with the partnerships:

(in thousands)	Amount
For the remainder of 2025	$3,444
2026	13,811
2027	13,861
2028	13,621
2029	13,164
2030	12,527
The following pro forma consolidated results of operations are provided for illustrative purposes only and have been presented as if Hippo’s Homebuilder Distribution Network occurred on January 1, 2024. This pro forma information should not be relied upon as being indicative of the historical results that would have been obtained if the acquisition had occurred on that date, nor of the results that may be obtained in the future.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Pro forma results:
Revenues	$365,389	$346,392	$1,172,119	$1,080,439
Net loss	(30,237)	(13,732)	(9,767)	(5,612)
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
As part of Hippo’s Homebuilder Distribution Network partnership discussed further in Note 3, the Company acquired Hippo’s 100% Class A membership interest (representing a 20% total interest) in Lennar Insurance Agency (“LIA”), a joint venture formed between Hippo and Lennar Title Group, LLC (“Lennar”), which holds 100% of the Class B membership interest (representing an 80% total interest). The joint venture was established to provide property and casualty insurance placement services to Lennar’s homebuyers. The Company determined that LIA is a VIE under Topic 810 and that the Company is the primary beneficiary. As a result, LIA has been consolidated effective July 1, 2025, and its assets, liabilities, and results of operations are included in the Company’s consolidated financial statements as of that date. The assets and liabilities of LIA and the noncontrolling interest in LIA issued to Lennar are included as a component of the purchase price allocation for Hippo’s Homebuilder Distribution Network in Note 3.

In addition to LIA, the Company has determined that it is the primary beneficiary of its other VIEs, which include Laureate Insurance Partners, LLC, BKS Smith, LLC, BKS MS, LLC and BKS Partners Galati Marine Solutions, LLC. The Company has consolidated its VIEs into the accompanying condensed consolidated financial statements.
Total revenues and expenses of the Company’s consolidated VIEs included in the condensed consolidated statements of comprehensive loss were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Consolidated VIEs:
Revenues	$5,167	$593	$6,545	$1,798
Expenses	3,989	239	4,527	801
The assets of the consolidated VIEs can only be used to settle the obligations of the consolidated VIEs and the creditors of the liabilities of the consolidated VIEs do not have recourse to the Company.
5. Revenue
The following table provides disaggregated revenues by major source:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Commission revenue(1)(2)	$277,439	$270,271	$915,544	$873,051
Profit-sharing revenue(3)	28,719	26,785	73,019	69,757
Consulting and service fee revenue(4)	26,919	19,257	74,450	58,011
Policy fee and installment fee revenue(5)	20,599	16,002	58,263	43,252
Assumed premium earned(6)	5,863	—	15,668	—
Other income(7)	2,778	2,895	12,153	6,338
Investment income(8)	3,072	3,728	8,508	8,736
Total revenues	$365,389	$338,938	$1,157,605	$1,059,145
__________
(1)    Commission revenue is earned by providing insurance placement services to clients under direct bill and agency bill arrangements with insurance company partners and reinsurance company partners for private risk management, commercial risk management, wealth management, employee benefits and Medicare insurance types.
(2)    For the three months ended September 30, 2025 and 2024, commission revenue included direct bill revenue of $144.1 million and $141.6 million, respectively, and agency bill revenue of $133.4 million and $128.7 million, respectively. For the nine months ended September 30, 2025 and 2024, commission revenue included direct bill revenue of $487.2 million and $476.9 million, respectively, and agency bill revenue of $428.4 million and $396.1 million, respectively.
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
(6)    Assumed premium earned relates to the premiums earned in the Captive. Refer to Note 18 for additional information.
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

(in thousands)	September 30, 2025	December 31, 2024
Contract assets	$294,720	$249,579
Contract liabilities	38,516	40,780
During the nine months ended September 30, 2025, the Company recognized revenue of $38.1 million related to the contract liabilities balance at December 31, 2024.
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Balance at beginning of period	$37,479	$29,434	$33,844	$26,205
Costs capitalized	3,965	5,930	13,554	13,547
Amortization	(3,299)	(2,638)	(9,253)	(7,026)
Balance at end of period	$38,145	$32,726	$38,145	$32,726

8. Goodwill
The changes in carrying value of goodwill by operating group for the periods are as follows:

(in thousands)	Insurance Advisory Solutions	Underwriting, Capacity & Technology Solutions	Mainstreet Insurance Solutions	Total
Balance at December 31, 2024	$932,487	$235,589	$244,293	$1,412,369
Goodwill of acquired businesses	—	5,633	98,486	104,119
Balance at September 30, 2025	$932,487	$241,222	$342,779	$1,516,488

9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

(in thousands)	September 30, 2025	December 31, 2024
Accrued compensation and benefits	$68,007	$67,036
Accrued expenses	29,471	12,351
Deferred payment	29,336	123
Contract liabilities	38,516	40,780
Accrued interest	19,471	6,194
Current portion of operating lease liabilities	17,597	17,078
Current portion of long-term debt	10,061	8,400
Other	9,206	8,669
Accrued expenses and other current liabilities	$221,665	$160,631
10. Long-Term Debt
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
On January 10, 2025, the 2024 Credit Agreement, the definitive agreement for the 2024 Credit Facility, was amended to, among other things, provide for $100.0 million of incremental term B loans (the loans thereunder, the “Existing 2025 Term Loans”), increasing the aggregate principal amount of Baldwin Holdings’ existing $835.8 million senior secured first lien term loan facility to $935.8 million (the “January 2025 Refinancing”). The proceeds of the 2025 Existing Term Loans were used to repay in full all of the 2024 Term Loans outstanding under the 2024 Credit Agreement.
Under the January 2025 Refinancing, the Existing 2025 Term Loans bore interest at term SOFR, plus an applicable margin of 300 bps, with a margin step-down to 275 bps at a first lien net leverage ratio of 4.00x or below. The Existing 2025 Term Loans were otherwise subject to the same terms to which the 2024 Term Loans were subject under the 2024 Credit Agreement.
On September 18, 2025, the 2024 Credit Agreement was amended to, among other things, (i) reprice the Existing 2025 Term Loans; (ii) provide for $75.0 million of incremental term B loans (the “New Term Loans” and together with the Existing 2025 Term Loans, the “Term Loans”), increasing the aggregate principal amount of the Term Loans from $931.1 million to $1.006 billion; and (iii) reduce the applicable margin for the Revolving Facility (together, the “September 2025 Refinancing” and, together with the January 2025 Refinancing, the “2025 Refinancings”). The proceeds of the New Term Loans were used to pay down outstanding borrowings under the Revolving Facility.

Under the September 2025 Refinancing, the Term Loans bear interest at term SOFR, plus an applicable margin of 250 bps. The New Term Loans are otherwise subject to the same terms to which the Existing 2025 Term Loans were subject under the Credit Agreement. The interest rate for the 2024 Revolving Facility is term SOFR, plus a credit spread adjustment of 10 bps, plus an applicable margin of 175 bps to 250 bps based on a total first lien net leverage ratio.
As of September 30, 2025 and December 31, 2024, the Company’s outstanding borrowings under the 2025 Term Loans and 2024 Term Loans of $1.004 billion and $835.8 million, respectively, had an applicable interest rate of 6.64% and 7.61%, respectively. Outstanding borrowings under the Revolving Facility of $66.0 million at September 30, 2025 had an applicable interest rate of 6.82%. There were no outstanding borrowings under the Revolving Facility at December 31, 2024. The Revolving Facility was subject to a commitment fee of 0.40% on unused capacity as of September 30, 2025 and December 31, 2024. At September 30, 2025 and December 31, 2024, the Company had undrawn letters of credit issued under the Revolving Facility of $10.0 million and $12.0 million, respectively, which are subject to letter of credit fees.
11. Derivative Instruments and Hedging
The Company is exposed to interest rate risk resulting from its long-term debt and revolving facility. The Company uses derivative instruments, including, from time to time, interest rate caps and swaps, to mitigate its exposure to variability in cash flows due to changes in interest rates on its floating-rate debt. However, the Company does not use derivative instruments for trading or speculative purposes.
Effective September 14, 2025, the Company entered into a floating-to-fixed interest rate swap agreement with a notional amount of $500.0 million, which exchanges the variable rate of the Term Loans, which are indexed to 1-month term SOFR, for a fixed rate of 3.244%. Interest payments will be made on a monthly basis commencing on October 14, 2025 through the termination date of September 14, 2028.
The interest rate swap has been designated as a cash flow hedge under ASC 815, Derivatives and Hedging. The Company assesses hedge effectiveness using the hypothetical derivative method and expects the hedge to be highly effective over its term. Changes in the fair value of the interest rate swap are recorded in accumulated other comprehensive income (“AOCI”), which is a component of equity on the condensed consolidated balance sheets, and reclassified into interest expense, net in the condensed consolidated statements of comprehensive loss in the same period the hedged interest payments affect earnings. The net cash settlements of the interest rate swap are classified within cash flows from operating activities in the condensed consolidated statements of cash flows. The Company’s hedging program extends through September 2028.
At September 30, 2025, the fair value of the interest rate swap was a $1.3 million asset, which is included in other assets on the condensed consolidated balance sheets. The Company recorded a $1.0 million gain in AOCI related to the interest rate swap during each of the three and nine months ended September 30, 2025. The Company estimates $2.0 million of net gains on the interest rate swap to be reclassified from AOCI to interest expense over the next twelve months.
12. Related Party Transactions
Related Party Balances
Baldwin Holdings holds an investment in Emerald Bay Risk Solutions, LLC (“Emerald Bay”), an entity formed for the benefit of the MGA business, and to which Baldwin Holdings, Lowry Baldwin, the Company's Chairman, and members of the Company's executive management team have made capital commitments. The carrying value of the Company’s investment in Emerald Bay was $2.3 million and $2.1 million at September 30, 2025 and December 31, 2024, respectively. Investments are included in other assets on the condensed consolidated balance sheets.
Related party notes payable of $5.6 million at December 31, 2024 relate to the settlement of contingent earnout consideration through the issuance of related party notes payable for one of the Company’s partners. These related party notes payable were subsequently paid in the first quarter of 2025.
Commission Revenue
The Company serves as a broker for Holding Company of the Villages, Inc. (“The Villages”), a significant shareholder, and certain affiliated entities. Commission revenue recorded from transactions with The Villages and affiliated entities was $1.0 million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively, and $3.0 million and $2.4 million for the nine months ended September 30, 2025 and 2024, respectively.

Commissions Expense
Two brothers of Lowry Baldwin, the Company’s Chairman, collectively received producer commissions from the Company comprising approximately $0.2 million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively, and $0.4 million and $0.4 million during the nine months ended September 30, 2025 and 2024, respectively.
Rent Expense
The Company has various agreements to lease office space from wholly-owned subsidiaries of The Villages. Total rent expense incurred with respect to The Villages and its wholly-owned subsidiaries was approximately $0.2 million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively, and $0.6 million and $0.4 million for the nine months ended September 30, 2025 and 2024, respectively. Total right-of-use assets and operating lease liabilities included on the Company's condensed consolidated balance sheets relating to these lease agreements were $0.9 million and $0.9 million, respectively, at September 30, 2025 and $1.3 million and $1.4 million, respectively, at December 31, 2024.
The Company has various agreements to lease office space from other related parties. Total rent expense incurred with respect to other related parties was $0.7 million and $0.9 million for the three months ended September 30, 2025 and 2024, and $2.5 million and $2.8 million for the nine months ended September 30, 2025 and 2024, respectively. Total right-of-use assets and operating lease liabilities included on the Company’s condensed consolidated balance sheets relating to these lease agreements were $7.8 million and $9.2 million, respectively, at September 30, 2025 and $9.7 million and $10.3 million, respectively, at December 31, 2024.
13. Share-Based Compensation
The Company has an Omnibus Incentive Plan (the “Omnibus Plan”) and a Partnership Inducement Award Plan (the “Inducement Plan” and, collectively with the Omnibus Plan, the “Plans”) to motivate and reward colleagues and certain other individuals to perform at the highest level and contribute significantly to the Company’s success, thereby furthering the best interests of Baldwin’s stockholders. The total number of shares of Class A common stock authorized for issuance under the Omnibus Plan and the Inducement Plan was 13,143,677 and 3,000,000, respectively, at September 30, 2025.
During the nine months ended September 30, 2025, the Company made awards of restricted stock awards (“RSAs”), performance-based restricted stock unit awards (“PSUs”), and fully vested shares under the Plans to its non-employee directors, officers, colleagues and consultants. Fully-vested shares issued to directors, officers and colleagues during the nine months ended September 30, 2025 were vested upon issuance and PSUs issued to officers vest in the quarter following the end of a performance period of three years, while RSAs issued to colleagues, consultants and officers generally either cliff vest after three to four years or vest ratably over three to five years.
The following table summarizes the activity for awards granted by the Company under the Plans:

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Non-vested awards outstanding at December 31, 2024	3,471,382	$31.08
Granted	1,696,160	42.06
Vested and settled	(1,608,655)	32.30
Forfeited	(174,291)	31.08
Non-vested awards outstanding at September 30, 2025	3,384,596	36.00
The total fair value of shares that vested and settled under the Plans was $52.0 million and $36.7 million for the nine months ended September 30, 2025 and 2024, respectively.
Share-based compensation is recognized ratably over the vesting period of the respective awards and includes expense related to issuances under the Plans, as well as the portion of annual bonuses that are payable in fully-vested shares of Class A common stock. The Company recognizes share-based compensation expense for the Plans net of actual forfeitures. The Company recorded share-based compensation expense of $22.0 million and $17.9 million for the three months ended September 30, 2025 and 2024, respectively, and $51.8 million and $46.8 million for the nine months ended September 30, 2025 and 2024, respectively. Share-based compensation expense is included in colleague compensation and benefits expense in the condensed consolidated statements of comprehensive loss.

14.. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) attributable to Baldwin by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings (loss) per share is computed giving effect to all potentially dilutive shares of common stock.
The following table sets forth the computation of basic and diluted loss per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Basic and diluted loss per share:
Net loss attributable to Baldwin	$(18,727)	$(8,377)	$(7,952)	$(4,356)
Shares used for basic and diluted loss per share:
Basic and diluted weighted-average shares of Class A common stock outstanding	68,605	64,012	67,572	63,001
Basic and diluted loss per share	$(0.27)	$(0.13)	$(0.12)	$(0.07)
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Unvested RSAs and PSUs	3,265,420	4,014,508	3,320,275	3,569,891
Shares of Class B common stock	47,233,760	50,490,324	47,990,925	51,234,449
The shares of Class B common stock do not share in the earnings or losses attributable to Baldwin, and therefore, are not participating securities. Accordingly, a separate presentation of basic and diluted loss per share of Class B common stock under the two-class method has not been included.
15. Fair Value Measurements
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

	Fair Value Hierarchy
	Level 1		Level 2		Level 3
(in thousands)	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Assets:
Derivative instruments	$—	$—	$1,251	$18	$—	$—
Total assets measured at fair value	$—	$—	$1,251	$18	$—	$—

Liabilities:
Contingent earnout liabilities	$—	$—	$—	$—	$28,392	$145,559
Total liabilities measured at fair value	$—	$—	$—	$—	$28,392	$145,559
Derivative Instruments
Derivative instruments include interest rate swaps and interest rate caps. The fair value of interest rate swap is determined using an income approach based on the terms of the interest rate swap and inputs corroborated by observable market data, including interest rate curves. The fair value of interest rate caps is determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the caps are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. Derivative instruments are classified within Level 2 of the fair value hierarchy.
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
The fair value of contingent earnout liabilities is based on sales projections for the acquired entities, which are reassessed each reporting period. Based on the Company’s ongoing assessment of the fair value of its contingent earnout liabilities, the Company recorded a net increase in the estimated fair value of such liabilities of $2.0 million and $8.1 million for the three and nine months ended September 30, 2025, respectively. The Company has assessed the maximum estimated exposure to the contingent earnout liabilities to be $65.5 million at September 30, 2025.
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

The fair value of the contingent earnout liabilities is based on estimating the present value of the expected future payments to be made to partners in accordance with the provisions outlined in the respective purchase agreements, which at times includes Monte Carlo simulations or a discounted cash flow analysis. In determining fair value, the Company estimates the partner’s future performance using financial projections developed by management for the partner and market participant assumptions that were derived for revenue growth, EBITDA growth and retention rates. Revenue or EBITDA growth rates for earnouts with ongoing measurement periods were generally 20% at September 30, 2025 and from 20% to 25% at December 31, 2024. The Company estimates future payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. These payments are generally discounted to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of the partner to achieve the targets. However, no significant discount rates have been applied to the remaining material contingent earnout liabilities at September 30, 2025 or December 31, 2024 due, in part, to the short-term nature of a substantial portion of the liabilities wherein their fair values approximate their carrying values. Changes in financial projections, market participant assumptions for revenue growth, or the risk-adjusted discount rate, would result in a change in the fair value of contingent consideration.
The following table sets forth a summary of the changes in the fair value of the Company’s contingent earnout liabilities, which are measured at fair value on a recurring basis utilizing Level 3 assumptions in their valuation:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Balance at beginning of period	$16,731	$210,243	$145,559	$276,467
Change in fair value of contingent consideration(1)	1,980	(952)	8,084	17,276
Fair value of contingent consideration issuances	9,681	—	18,447	—
Settlement of contingent consideration(2)	—	(5,501)	(143,698)	(89,953)
Balance at end of period	$28,392	$203,790	$28,392	$203,790
__________
(1)    The Company reclassified $(1.8) million of its contingent earnout liabilities through the issuance/(reduction) of colleague earnout incentives during the nine months ended September 30, 2025, and $4.3 million and $10.7 million during the three and nine months ended September 30, 2024, respectively, which results in a reclassification between the change in fair value of contingent consideration and colleague compensation and benefits expense in the condensed consolidated statements of comprehensive loss.
(2)    The Company settled $5.6 million of its contingent earnout liabilities through the issuance of related party notes payable during the nine months ended September 30, 2024. The condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024 include $5.6 million and $1.5 million, respectively, of payments of contingent earnout consideration related to similar non-cash settlements in prior periods.
Fair Value of Other Financial Instruments
The fair value of long-term debt is based on an estimate using a discounted cash flow analysis and current borrowing rates for similar types of borrowing arrangements. The carrying amount and estimated fair value of long-term debt were as follows:

	Fair Value Hierarchy	September 30, 2025		December 31, 2024
(in thousands)		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt(1)	Level 2	$1,603,606	$1,626,106	$1,435,800	$1,450,479
Revolving line of credit	Level 2	66,000	66,868	—	—
__________
(1)    The carrying amount of long-term debt reflects outstanding borrowings, which are presented net of unamortized debt issuance costs of $26.0 million and $29.3 million at September 30, 2025 and December 31, 2024, respectively, on the condensed consolidated balance sheets.
16. Commitments and Contingencies
Commitments
As of September 30, 2025, Baldwin Holdings has a remaining commitment to the University of South Florida (“USF”) to donate $3.4 million through October 2028. The gift will provide support for the School of Risk Management and Insurance in the USF Muma College of Business. It is currently anticipated that Lowry Baldwin, the Company’s Chairman, will fund half of the amounts to be donated by Baldwin Holdings.

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
17. Segment Information
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
•The Underwriting, Capacity & Technology Solutions (“UCTS”) operating group consists of three distinct divisions—its MGA platform, MSI; its Capacity Solutions group (which consists of its reinsurance brokerage business, Juniper Re; its reinsurance MGA business, MultiStrat; and its captive management business); and the Captives. Through MSI, the Company manufactures proprietary, technology-enabled insurance products that are then distributed (in many instances via technology and/or API integrations) internally via risk advisors across its other operating groups and externally via select distribution partners, with a focus on sheltered channels where its products deliver speed, ease of use and certainty of execution, an example of which is the national embedded renters insurance product sold at point of lease via integrations with property management software providers. UCTS’ Wholesale Business was sold in the first quarter of 2024, and its operations are included in UCTS’ results through February 29, 2024.
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

	For the Three Months Ended September 30, 2025
(in thousands)	Insurance Advisory Solutions	Underwriting, Capacity & Technology Solutions	Mainstreet Insurance Solutions	Corporate and Other	Total
Revenues:
Commission revenue(1)(2)	$116,878	$112,260	$65,403	$(17,102)	$277,439
Profit-sharing revenue	13,763	5,276	9,680	—	28,719
Consulting and service fee revenue	25,344	1,575	—	—	26,919
Policy fee and installment fee revenue	—	20,599	—	—	20,599
Assumed premium earned	—	5,863	—	—	5,863
Other income	1,155	353	1,346	(76)	2,778
Investment income	1,380	1,341	47	304	3,072
Total revenues	158,520	147,267	76,476	(16,874)	365,389
Expenses:
Inside advisor commissions	40,096	191	7,571	—	47,858
Fixed compensation	56,609	16,346	10,525	3,233	86,713
Benefits and other	17,764	7,773	6,466	2,820	34,823
Share-based compensation	8,436	5,097	1,952	6,532	22,017
Severance	587	968	7	58	1,620
Colleague compensation and benefits	123,492	30,375	26,521	12,643	193,031
Outside commissions(2)	2,151	75,492	18,646	(17,178)	79,111
Selling expense	5,716	1,522	3,363	2,289	12,890
Operating expense	13,336	16,757	6,123	6,237	42,453
Administrative expense	13,858	5,901	11,205	36,166	67,130
All other expenses, net(3)	412	357	156	86	1,011
Total expense	158,965	130,404	66,014	40,243	395,626
Net income (loss)	$(445)	$16,863	$10,462	$(57,117)	$(30,237)

Other segment disclosures:
Change in fair value of contingent consideration	$1,533	$447	$—	$—	$1,980
Depreciation and amortization expense	13,629	5,581	11,177	1,656	32,043
Interest expense, net	—	100	16	31,016	31,132
Loss on extinguishment and modification of debt	—	—	—	3,290	3,290
__________
(1)    During the three months ended September 30, 2025, commission revenue for the IAS, UCTS and MIS operating groups included direct bill revenue of $73.8 million, $5.3 million and $64.9 million, respectively, and agency bill revenue of $43.1 million, $107.0 million and $0.5 million, respectively.
(2)    During the three months ended September 30, 2025, the IAS operating group recorded commission revenue shared with other operating groups of $0.1 million and the UCTS operating group recorded commission revenue shared with other operating groups of $17.1 million. Commission revenue shared with other operating groups, and the related outside commissions, are eliminated through Corporate and Other.
(3)    All other expenses, net include change in fair value of contingent consideration, gain (loss) on divestitures, other income (expense), net and income tax expense.

	For the Three Months Ended September 30, 2024
(in thousands)	Insurance Advisory Solutions	Underwriting, Capacity & Technology Solutions	Mainstreet Insurance Solutions	Corporate and Other	Total
Revenues:
Commission revenue(1)(2)	$123,468	$106,521	$61,983	$(21,701)	$270,271
Profit-sharing revenue	15,543	4,066	7,176	—	26,785
Consulting and service fee revenue	17,701	1,556	—	—	19,257
Policy fee and installment fee revenue	—	16,002	—	—	16,002
Other income	823	573	1,499	—	2,895
Investment income	1,803	1,076	—	849	3,728
Total revenues	159,338	129,794	70,658	(20,852)	338,938
Expenses:
Inside advisor commissions	33,676	199	7,163	—	41,038
Fixed compensation	52,550	13,854	9,526	1,434	77,364
Benefits and other	18,395	7,358	5,205	331	31,289
Share-based compensation	7,513	1,887	1,099	7,450	17,949
Severance	254	319	105	—	678
Colleague earnout incentives	4,327	—	—	—	4,327
Colleague compensation and benefits	116,715	23,617	23,098	9,215	172,645
Outside commissions(2)	2,551	74,420	19,274	(21,701)	74,544
Selling expense	5,251	1,142	3,982	1,697	12,072
Operating expense	14,588	9,866	5,064	6,533	36,051
Administrative expense	17,016	4,043	6,616	33,129	60,804
All other expenses (income), net(3)	(5,982)	3,011	225	43	(2,703)
Total expense	150,139	116,099	58,259	28,916	353,413
Net income (loss)	$9,199	$13,695	$12,399	$(49,768)	$(14,475)

Other segment disclosures:
Change in fair value of contingent consideration	$(4,195)	$3,032	$211	$—	$(952)
Depreciation and amortization expense	16,798	4,001	6,558	1,099	28,456
Interest expense (income), net	(1)	(12)	(4)	31,346	31,329
Gain on divestitures	(1,809)	—	—	—	(1,809)
Loss on extinguishment and modification of debt	—	—	—	389	389
__________
(1)    During the three months ended September 30, 2024, commission revenue for the IAS, UCTS and MIS operating groups included direct bill revenue of $79.3 million, $1.5 million and $61.5 million, respectively, and agency bill revenue of $44.2 million, $105.0 million and $0.5 million, respectively.
(2)    During the three months ended September 30, 2024, the UCTS operating group recorded commission revenue shared with other operating groups of $21.5 million and the MIS operating group recorded commission revenue shared within the same operating group of $0.2 million. Commission revenue shared with other operating groups or within the same operating group, and the related outside commissions, are eliminated through Corporate and Other.
(3)    All other expenses, net include change in fair value of contingent consideration, gain (loss) on divestitures, other income (expense), net and income tax expense.

	For the Nine Months Ended September 30, 2025
(in thousands)	Insurance Advisory Solutions	Underwriting, Capacity & Technology Solutions	Mainstreet Insurance Solutions	Corporate and Other	Total
Revenues:
Commission revenue(1)(2)	$446,886	$324,269	$198,362	$(53,973)	$915,544
Profit-sharing revenue	42,736	12,589	17,694	—	73,019
Consulting and service fee revenue	69,924	4,526	—	—	74,450
Policy fee and installment fee revenue	—	58,263	—	—	58,263
Assumed premium earned	—	15,668	—	—	15,668
Other income	6,596	1,122	4,692	(257)	12,153
Investment income	3,316	3,514	161	1,517	8,508
Total revenues	569,458	419,951	220,909	(52,713)	1,157,605
Expenses:
Inside advisor commissions	136,890	506	23,832	—	161,228
Fixed compensation	164,089	46,306	30,046	7,995	248,436
Benefits and other	67,428	26,345	19,155	9,492	122,420
Share-based compensation	19,193	10,775	4,860	16,944	51,772
Severance	1,805	1,898	502	240	4,445
Colleague earnout incentives	(1,671)	(108)	—	—	(1,779)
Colleague compensation and benefits	387,734	85,722	78,395	34,671	586,522
Outside commissions(2)	8,589	207,371	56,790	(54,230)	218,520
Selling expense	18,238	4,667	11,223	6,646	40,774
Operating expense	42,372	45,268	17,423	22,215	127,278
Administrative expense	41,739	16,055	26,561	103,011	187,366
All other expenses (income), net(3)	6,368	(474)	898	833	7,625
Total expense	505,040	358,609	191,290	113,146	1,168,085
Net income (loss)	$64,418	$61,342	$29,619	$(165,859)	$(10,480)

Other segment disclosures:
Change in fair value of contingent consideration	$8,203	$(398)	$279	$—	$8,084
Depreciation and amortization expense	41,014	15,324	26,316	4,506	87,160
Interest expense (income), net	(1)	319	50	92,060	92,428
Loss (gain) on divestitures	(1,901)	—	—	1,611	(290)
Loss on extinguishment and modification of debt	—	—	—	5,684	5,684
Capital expenditures	4,652	11,752	8,300	4,470	29,174
	At September 30, 2025
Total assets	$2,238,683	$755,322	$724,726	$75,043	$3,793,774
__________
(1)    During the nine months ended September 30, 2025, commission revenue for the IAS, UCTS and MIS operating groups included direct bill revenue of $281.5 million, $8.9 million and $196.7 million, respectively, and agency bill revenue of $165.4 million, $315.3 million and $1.6 million, respectively.
(2)    During the nine months ended September 30, 2025, the IAS operating group recorded commission revenue shared with other operating groups of $0.3 million and the UCTS operating group recorded commission revenue shared with other operating groups of $54.0 million. Commission revenue shared with other operating groups, and the related outside commissions, are eliminated through Corporate and Other.
(3)    All other expenses, net include change in fair value of contingent consideration, gain (loss) on divestitures, other income (expense), net and income tax expense.

	For the Nine Months Ended September 30, 2024
(in thousands)	Insurance Advisory Solutions	Underwriting, Capacity & Technology Solutions	Mainstreet Insurance Solutions	Corporate and Other	Total
Revenues:
Commission revenue(1)(2)	$442,347	$295,503	$192,971	$(57,770)	$873,051
Profit-sharing revenue	46,508	8,887	14,362	—	69,757
Consulting and service fee revenue	53,214	4,797	—	—	58,011
Policy fee and installment fee revenue	—	43,252	—	—	43,252
Other income	3,315	934	2,089	—	6,338
Investment income	4,426	2,803	—	1,507	8,736
Total revenues	549,810	356,176	209,422	(56,263)	1,059,145
Expenses:
Inside advisor commissions	128,046	1,239	21,965	—	151,250
Fixed compensation	153,427	39,324	28,687	3,868	225,306
Benefits and other	63,005	25,104	17,047	6,623	111,779
Share-based compensation	17,839	6,969	5,370	16,586	46,764
Severance	1,799	524	449	782	3,554
Colleague earnout incentives	10,706	—	—	—	10,706
Colleague compensation and benefits	374,822	73,160	73,518	27,859	549,359
Outside commissions(2)	8,264	195,658	58,085	(57,770)	204,237
Selling expense	16,489	3,373	11,227	4,600	35,689
Operating expense	41,606	28,850	14,224	18,169	102,849
Administrative expense	48,254	11,320	19,741	113,276	192,591
All other expenses (income), net(3)	4,756	(26,655)	266	2,295	(19,338)
Total expense	494,191	285,706	177,061	108,429	1,065,387
Net income (loss)	$55,619	$70,470	$32,361	$(164,692)	$(6,242)

Other segment disclosures:
Change in fair value of contingent consideration	$9,709	$7,355	$212	$—	$17,276
Depreciation and amortization expense	47,181	11,193	19,473	3,106	80,953
Interest expense (income), net	(4)	(38)	15	94,230	94,203
Gain on divestitures	(3,843)	(35,110)	—	—	(38,953)
Loss on extinguishment and modification of debt	—	—	—	15,068	15,068
Capital expenditures	4,318	13,953	7,290	3,336	28,897
	At December 31, 2024
Total assets	$2,329,152	$621,407	$524,576	$59,596	$3,534,731
__________
(1)    During the nine months ended September 30, 2024, commission revenue for the IAS, UCTS and MIS operating groups included direct bill revenue of $283.0 million, $5.2 million and $191.4 million, respectively, and agency bill revenue of $159.4 million, $290.4 million and $1.6 million, respectively.
(2)    During the nine months ended September 30, 2024, the UCTS operating group recorded commission revenue shared with other operating groups of $56.6 million and the MIS operating group recorded commission revenue shared within the same operating group of $1.2 million. Commission revenue shared with other operating groups or within the same operating group, and the related outside commissions, are eliminated through Corporate and Other.
(3)    All other expenses, net include change in fair value of contingent consideration, gain on divestitures, other income (expense), net and income tax expense.

18. Captive Insurance Operations
Effective January 1, 2025, the MSI Cell was licensed and participates as a quota share reinsurer on two of MSI’s multifamily programs, renters and master tenant legal liability, for the purpose of further participating in underwriting results. The reinsurance quota share contract features an adjustment to assumed premium based on the loss ratio performance of the business ceded.
As of September 30, 2025, assumed premium written was $15.4 million and is included as a component of assumed premiums, commissions and fees receivable, net on the condensed consolidated balance sheet and accounted for as a funds withheld receivable, net of actual claims paid. As of September 30, 2025, assumed premiums unearned was $2.8 million and is included as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheet.
For the three and nine months ended September 30, 2025, assumed premium earned was $5.9 million and $15.7 million, respectively, and is included in commissions and fees in the condensed consolidated statements of comprehensive loss. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such adjustments are made. No such adjustments were made during the nine months ended September 30, 2025.
The table below provides a rollforward of unpaid losses and loss adjustment reserve:

(in thousands)	For the Nine Months Ended September 30, 2025
Balance at beginning of period	$—
Incurred losses and LAE	13,915
Actual claims paid	(3,082)
Balance at end of period	$10,833
In December 2024, the initial funding to capitalize the Captive was $12.1 million, provided by Baldwin Holdings substantially in the form of a letter of credit. During August 2025, the Tennessee Department of Commerce and Insurance accepted an amendment to the letter of credit, which reduced funding for the Captive to $8.1 million. The Captive maintains capital of $8.0 million in excess of the minimum statutory amount required by regulatory authorities. The statutory capital and surplus of the Captive was $8.7 million as of September 30, 2025, as allowed by prescribed practices by the Tennessee Department of Commerce and Insurance.

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

In January 2025, we received final approval and a Certificate of Authority from the Texas Department of Insurance to form a Texas-domiciled reciprocal insurance exchange (the “Reciprocal”), for which we serve as the Attorney-in-Fact (the “AIF”). The third-party led capitalization of the Reciprocal closed and funded in full on May 6, 2025, and we began writing business into the Reciprocal late in the second quarter of 2025. Based on the structure of the Reciprocal, we do not consolidate the Reciprocal’s financial results, and the AIF entity is treated as an equity method investment in UCTS.
UCTS includes TBG Assurance Company, LLC, a wholly-owned protected cell captive insurance company (“PCC”) domiciled in Tennessee, which was established to allow Baldwin to further participate in the underwriting results of a small portion of its MGA programs. The PCC allows for the creation of multiple independent cells (series) within a single legal entity, TBG Assurance Company, LLC (the “Core”). The initial series, MSI Multifamily Series Protected Cell (the “MSI Cell” and, collectively with the Core, the “Captive”) became effective January 1, 2025.
•Mainstreet Insurance Solutions (“MIS”) offers personal insurance, commercial insurance and life and health solutions to individuals and businesses in their communities, with a focus on accessing clients via sheltered distribution channels, which include, but are not limited to, new home builders, realtors, mortgage originators/lenders, master planned communities, and various other community centers of influence. We have invested deeply in talent, technology and capabilities across MIS, including in Westwood's homeowners solutions that are embedded in many of the top home builders in the United States, the national expansion of our distribution footprint through our National Mortgage and Real Estate Center, and enhanced digital capabilities focused on improving the advisor and client experience. Mainstreet Insurance Solutions also offers consultation for government assistance programs and solutions, including traditional Medicare, Medicare Advantage and Affordable Care Act, to seniors and eligible individuals through a network of primarily independent contractor agents.
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
Seasonality
The insurance brokerage market is seasonal and our results of operations are somewhat affected by seasonal trends. Our adjusted EBITDA and adjusted EBITDA margin are typically highest in the first quarter and lowest in the fourth quarter. This variation is primarily due to fluctuations in our revenues, while overhead remains consistent throughout the year. Our revenues are generally highest in the first quarter due to a higher degree of first quarter policy commencements and renewals in certain Insurance Advisory Solutions and Mainstreet Insurance Solutions lines of business such as employee benefits, commercial and Medicare. In addition, a higher proportion of our first quarter revenue is derived from our highest margin businesses.
Partnerships can significantly impact adjusted EBITDA and adjusted EBITDA margin in a given year and may increase the amount of seasonality within the business, especially results attributable to partnerships that have not been fully integrated into our business or owned by us for a full year.
RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements for the three and nine months ended September 30, 2025 and 2024 and the related notes and other financial information included elsewhere in this report.
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

The following is a discussion of our consolidated results of operations for the three and nine months ended September 30, 2025 and 2024.

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
(in thousands)	2025	2024	Amount	%	2025	2024	Amount	%
Revenues:
Core commissions and fees	$330,820	$305,530	$25,290	8%	$1,063,925	$974,314	$89,611	9%
Profit-sharing and other income	31,497	29,680	1,817	6%	85,172	76,095	9,077	12%
Commissions and fees	362,317	335,210	27,107	8%	1,149,097	1,050,409	98,688	9%
Investment income	3,072	3,728	(656)	(18)%	8,508	8,736	(228)	(3)%
Total revenues	365,389	338,938	26,451	8%	1,157,605	1,059,145	98,460	9%

Operating expenses:
Colleague compensation and benefits	193,031	172,645	20,386	12%	586,522	549,359	37,163	7%
Outside commissions	79,111	74,544	4,567	6%	218,520	204,237	14,283	7%
Other operating expenses	56,008	48,839	7,169	15%	170,146	141,198	28,948	21%
Amortization expense	30,394	26,899	3,495	13%	82,286	76,334	5,952	8%
Change in fair value of contingent consideration	1,980	(952)	2,932	n/m	8,084	17,276	(9,192)	(53)%
Depreciation expense	1,649	1,557	92	6%	4,874	4,619	255	6%
Total operating expenses	362,173	323,532	38,641	12%	1,070,432	993,023	77,409	8%

Operating income	3,216	15,406	(12,190)	(79)%	87,173	66,122	21,051	32%

Other income (expense):
Interest expense, net	(31,132)	(31,329)	197	(1)%	(92,428)	(94,203)	1,775	(2)%
Gain on divestitures	—	1,809	(1,809)	(100)%	290	38,953	(38,663)	(99)%
Loss on extinguishment and modification of debt	(3,290)	(389)	(2,901)	n/m	(5,684)	(15,068)	9,384	(62)%
Other income, net	860	28	832	n/m	745	105	640	n/m
Total other expense, net	(33,562)	(29,881)	(3,681)	12%	(97,077)	(70,213)	(26,864)	38%
Loss before income taxes and share of net earnings of equity method investment	$(30,346)	$(14,475)	$(15,871)	110%	$(9,904)	$(4,091)	$(5,813)	142%
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

Commissions and fees increased $27.1 million, or 8%, for the quarter ended September 30, 2025 compared to the same period of 2024, driven by organic growth in core commissions and fees of $13.7 million related to continued outperformance from MSI, commissions and fees contributed by partnership activity of $12.2 million, and organic growth in profit-sharing and other revenue of $1.5 million.
Commissions and fees increased $98.7 million, or 9%, for the year-to-date period ended September 30, 2025 compared to the same period of 2024, driven by organic growth in core commissions and fees of $82.6 million related to new and renewal business across client industry sectors and continued outperformance from MSI, commissions and fees contributed by partnership activity of $14.2 million, and organic growth in profit-sharing and other revenue of $8.8 million, which is largely the result of improvements in loss ratios and the number of policies sold in MIS. This growth was offset in part by a decrease in core commissions and fees of $5.5 million related to the divestiture of our Wholesale Business in the first quarter of 2024. Core commissions and fees growth, excluding revenue related to the Wholesale Business during 2024, was 10%.
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
Colleague compensation and benefits expense increased $20.4 million, or 12%, for the quarter ended September 30, 2025 compared to the same period of 2024. Partnership activity contributed $3.1 million to the increase in colleague compensation and benefits during the third quarter of 2025. After excluding colleague compensation and benefits expense related to partnership activity, colleague compensation and benefits increased $17.3 million, primarily resulting from the overall growth of the business.
Colleague compensation and benefits expense increased $37.2 million, or 7%, for the year-to-date period ended September 30, 2025 compared to the same period of 2024. Partnership activity contributed $4.5 million to the increase in colleague compensation and benefits year-to-date in 2025, offset in part by a $1.4 million decrease related to our Wholesale Business, which was sold in the first quarter of 2024. After excluding colleague compensation and benefits expense related to our partnerships and divestitures, colleague compensation and benefits increased $34.0 million, primarily resulting from the overall growth of the business.
Outside Commissions
Outside commissions increased $4.6 million, or 6%, for the quarter ended September 30, 2025 compared to the same period of 2024. Outside commissions increased at a lower rate than core commissions and fees primarily due to continued scaling of our UCTS business, product mix shift and contributions from the Capacity Solutions group (which generally does not have significant outside commissions).
Outside commissions increased $14.3 million, or 7%, for the year-to-date period ended September 30, 2025 compared to the same period of 2024. After excluding outside commissions of $3.0 million earned by the Wholesale Business during 2024 for which there was no comparable expense in 2025, outside commissions increased $17.3 million, or 9%, which was in line with core commissions and fees.
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
Other operating expenses increased $7.2 million for the quarter ended September 30, 2025 compared to the same period of 2024, driven by higher incurred losses and LAE of $5.1 million related to our newly-established Captive business and professional fees of $1.4 million due to increased legal spend.

Other operating expenses increased $28.9 million for the year-to-date period ended September 30, 2025 compared to the same period of 2024 driven by higher incurred losses and LAE of $14.0 million related to our newly-established Captive business, professional fees of $6.9 million due to increased legal spend, which includes fees related to the setup of the Reciprocal, advertising and marketing of $3.7 million in connection with the continued rollout of our rebranding, technology and software-related costs of $2.5 million, and licenses and taxes of $1.8 million due to growth in the business.
Amortization Expense
Amortization expense increased $3.5 million and $6.0 million for the quarter and year-to-date periods ended September 30, 2025 compared to the same periods of 2024, respectively, driven by our partnership activity and an increase in capitalized software.
Change in Fair Value of Contingent Consideration
The change in fair value of contingent consideration was a $2.0 million loss for the quarter ended September 30, 2025 compared to a $1.0 million gain for the same period of 2024, and a $8.1 million loss for the year-to-date period ended September 30, 2025 compared to a $17.3 million loss for the same period of 2024. The fair value loss related to contingent consideration for the third quarter of 2025 was impacted by positive changes in revenue growth trends of certain partners. The fair value loss related to contingent consideration for the year-to-date period of 2025 was impacted by positive changes in revenue growth trends of certain partners and accretion of the contingent earnout obligations approaching their respective measurement dates, in addition to a loss recognized in reclassifying $1.8 million of earnouts from colleague compensation and benefits.
Interest Expense, Net
Interest expense, net, was relatively flat for the third quarter of 2025 compared to the same period of 2024 resulting from a lower average interest rate due to the 2025 Refinancings, offset by higher average borrowings.
Interest expense, net, decreased $1.8 million for the year-to-date period ended September 30, 2025 compared to the same period of 2024 resulting from a lower average interest rate due to the 2025 Refinancings, offset in part by higher average borrowings. We expect interest expense to remain relatively flat in the near term on a year-over-year basis due to higher borrowings under our Revolving Facility to fund the settlement of deferred payment obligations and certain partnership opportunities, offset by lower expected average interest rates.
Gain on Divestitures
Gain on divestitures decreased $38.7 million for the year-to-date period ended September 30, 2025 compared to the same period of 2024, driven by a $35.1 million gain recorded during 2024 in connection with the sale of our Wholesale Business.
Loss on Extinguishment and Modification of Debt
Loss on extinguishment and modification of debt of $3.3 million for the quarter ended September 30, 2025 relates to the September 2025 Refinancing.
Loss on extinguishment and modification of debt of $5.7 million for the year-to-date period ended September 30, 2025 relates to the 2025 Refinancings. Loss on extinguishment and modification of debt of $15.1 million for the year-to-date period ended September 30, 2024 relates to a debt refinancing completed in May 2024.
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

Adjusted EBITDA and Adjusted EBITDA Margin
The following table reconciles adjusted EBITDA and adjusted EBITDA margin to net loss, which we consider to be the most directly comparable GAAP financial measure:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except percentages)	2025	2024	2025	2024
Revenues	$365,389	$338,938	$1,157,605	$1,059,145

Net loss	$(30,237)	$(14,475)	$(10,480)	$(6,242)
Adjustments to net loss:
Interest expense, net	31,971	31,329	93,267	94,203
Amortization expense	30,394	26,899	82,286	76,334
Share-based compensation	22,017	17,949	51,772	46,764
Change in fair value of contingent consideration	1,980	(952)	8,084	17,276
Transaction-related partnership and integration expenses	2,376	2,047	7,894	9,042
Loss on extinguishment and modification of debt	3,290	389	5,684	15,068
Depreciation expense	1,649	1,557	4,874	4,619
Severance	1,620	678	4,445	3,554
Income and other taxes(1)	470	82	3,289	3,300
Transformation costs	3,638	—	4,410	—
Colleague earnout incentives	—	4,327	(1,779)	10,706
Impairment of right-of-use assets	66	—	1,254	—
Gain on divestitures	—	(1,809)	(290)	(38,953)
Loss on interest rate caps	—	84	18	244
Other(2)	3,286	4,646	17,099	13,410
Adjusted EBITDA	$72,520	$72,751	$271,827	$249,325

Net loss margin	(8)%	(4)%	(1)%	(1)%
Adjusted EBITDA margin	20%	21%	23%	24%
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
Organic Revenue and Organic Revenue Growth
The following table reconciles organic revenue and organic revenue growth to commissions and fees, which we consider to be the most directly comparable GAAP financial measure:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except percentages)	2025	2024	2025	2024
Commissions and fees	$362,317	$335,210	$1,149,097	$1,050,409
Partnership commissions and fees(1)	(12,222)	—	(14,202)	—
Organic revenue	$350,095	$335,210	$1,134,895	$1,050,409
Organic revenue growth(2)	$15,177	$40,672	$91,369	$144,844
Organic revenue growth %(2)	5%	14%	9%	16%
__________
(1)    Includes the first twelve months of such commissions and fees generated from newly acquired partners.
(2)    Organic revenue for the three and nine months ended September 30, 2024 used to calculate organic revenue growth for the three and nine months ended September 30, 2025 was $334.9 million and $1.044 billion, respectively, which is adjusted to exclude commissions and fees from divestitures that occurred during 2025 and 2024.

Adjusted Net Income and Adjusted Diluted EPS
The following table reconciles adjusted net income to net loss attributable to Baldwin and reconciles adjusted diluted EPS to diluted loss per share, which we consider to be the most directly comparable GAAP financial measures:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Net loss attributable to Baldwin	$(18,727)	$(8,377)	$(7,952)	$(4,356)
Net loss attributable to noncontrolling interests	(11,510)	(6,098)	(2,528)	(1,886)
Amortization expense	30,394	26,899	82,286	76,334
Share-based compensation	22,017	17,949	51,772	46,764
Change in fair value of contingent consideration	1,980	(952)	8,084	17,276
Transaction-related partnership and integration expenses	2,376	2,047	7,894	9,042
Loss on extinguishment and modification of debt	3,290	389	5,684	15,068
Depreciation	1,649	1,557	4,874	4,619
Severance	1,620	678	4,445	3,554
Other amortization/accretion, net	486	1,422	3,329	4,419
Transformation costs	3,638	—	4,410	—
Income tax expense(1)	—	—	1,885	2,151
Colleague earnout incentives	—	4,327	(1,779)	10,706
Impairment of right-of-use assets	66	—	1,254	—
Gain on divestitures	—	(1,809)	(290)	(38,953)
Loss on interest rate caps, net of cash settlements	—	84	18	2,544
Other(2)	3,286	4,646	17,099	13,410
Adjusted pre-tax income	40,565	42,762	180,485	160,692
Adjusted income taxes(3)	4,016	4,234	17,868	15,909
Adjusted net income	$36,549	$38,528	$162,617	$144,783

Weighted-average shares of Class A common stock outstanding - diluted	68,605	64,012	67,572	63,001
Dilutive weighted-average shares of Class A common stock	3,265	4,014	3,320	3,570
Exchange of Class B common stock(4)	47,234	50,490	47,991	51,234
Adjusted diluted weighted-average shares outstanding	119,104	118,516	118,883	117,805

Diluted loss per share	$(0.27)	$(0.13)	$(0.12)	$(0.07)
Effect of exchange of Class B common stock and net loss attributable to noncontrolling interests per share	0.02	0.01	0.03	0.02
Other adjustments to loss per share	0.59	0.49	1.61	1.42
Adjusted income taxes per share	(0.03)	(0.04)	(0.15)	(0.14)
Adjusted diluted EPS	$0.31	$0.33	$1.37	$1.23
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

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
(in thousands, except percentages)	2025	2024	Amount	%	2025	2024	Amount	%
Revenues:
Core commissions and fees	$142,222	$141,169	$1,053	1%	$516,810	$495,561	$21,249	4%
Profit-sharing and other income	14,918	16,366	(1,448)	(9)%	49,332	49,823	(491)	(1)%
Commissions and fees	157,140	157,535	(395)	—%	566,142	545,384	20,758	4%
Investment income	1,380	1,803	(423)	(23)%	3,316	4,426	(1,110)	(25)%
Total revenues	158,520	159,338	(818)	(1)%	569,458	549,810	19,648	4%

Operating expenses:
Colleague compensation and benefits	123,492	116,715	6,777	6%	387,734	374,822	12,912	3%
Outside commissions	2,151	2,551	(400)	(16)%	8,589	8,264	325	4%
Other operating expenses	19,281	20,098	(817)	(4)%	61,336	59,328	2,008	3%
Amortization expense	13,316	16,435	(3,119)	(19)%	40,075	46,087	(6,012)	(13)%
Change in fair value of contingent consideration	1,533	(4,195)	5,728	(137)%	8,203	9,709	(1,506)	(16)%
Depreciation expense	313	363	(50)	(14)%	939	1,094	(155)	(14)%
Total operating expenses	160,086	151,967	8,119	5%	506,876	499,304	7,572	2%

Operating income (loss)	(1,566)	7,371	(8,937)	(121)%	62,582	50,506	12,076	24%
Total other income, net	1,121	1,828	(707)	(39)%	1,852	5,138	(3,286)	(64)%
Income (loss) before income taxes and share of net earnings of equity method investment	$(445)	$9,199	$(9,644)	(105)%	$64,434	$55,644	$8,790	16%
Commissions and Fees
IAS generates (i) commissions for placing insurance policies on behalf of its insurance company partners; (ii) profit-sharing income based on either the underlying book of business or performance, such as loss ratios; and (iii) fees from consulting and service fee arrangements, which are in place with certain clients for a negotiated fee.
IAS commissions and fees decreased $0.4 million for the quarter ended September 30, 2025 compared to the same period of 2024, driven by a decrease in profit-sharing and other revenue, offset in part by an increase in core commissions and fees. Growth in our core commissions and fees was driven by 20% sales velocity (new business as a percentage of prior year commissions and fees) compared to 23% in the prior-year period. Organic growth was pressured by 570 bps of headwind in underlying rate and exposure during the quarter, attributable to softening insurance rates, as well as overall lower economic activity.
IAS commissions and fees increased $20.8 million for the year-to-date period ended September 30, 2025 compared to the same period of 2024, due primarily to organic growth in core commissions and fees. Growth in our core commissions and fees was driven by 19% sales velocity compared to 21% in the prior-year period. Organic growth was pressured by 170 bps of headwind in underlying rate and exposure change year over year, attributable to softening insurance rates, particularly in the property line of business, as well as overall lower economic activity.

Colleague Compensation and Benefits
Colleague compensation and benefits expense for IAS increased $6.8 million for the quarter ended September 30, 2025 compared to the same period of 2024, primarily due to increases in inside advisor commissions of $6.4 million and colleague compensation of $5.0 million, offset in part by a decrease in colleague earnout incentives of $4.3 million.
Colleague compensation and benefits expense for IAS increased $12.9 million for the year-to-date period ended September 30, 2025 compared to the same period of 2024, primarily due to increases in colleague compensation of $12.0 million, inside advisor commissions of $8.8 million and benefits and other of $4.4 million, partially offset by a decrease in colleague earnout incentives of $12.4 million.
Other Operating Expenses
Other operating expenses for IAS increased $2.0 million for the year-to-date period ended September 30, 2025 compared to the same period of 2024, due primarily to higher costs for professional fees of $3.0 million and advertising and marketing of $1.7 million, partially offset by lower legal settlement expense of $1.1 million.
Amortization Expense
Amortization expense for IAS decreased $3.1 million and $6.0 million for the quarter and year-to-date periods ended September 30, 2025 compared to the same periods of 2024, respectively, as a result of several trade names having reached the end of their useful lives over the past twelve months.
Change in Fair Value of Contingent Consideration
The change in fair value of contingent consideration for IAS was a $1.5 million loss for the quarter ended September 30, 2025 compared to a $4.2 million gain for the same period of 2024, and a $8.2 million loss for the year-to-date period ended September 30, 2025 compared to a $9.7 million loss for the same period of 2024. The fair value loss for the quarter ended September 30, 2025 was impacted by positive changes in revenue growth trends of certain partners. The fair value loss for the year-to-date period ended September 30, 2025 was impacted by positive changes in revenue growth trends of certain partners, in addition to a loss recognized in reclassifying $1.6 million of earnouts from colleague compensation and benefits.

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

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
(in thousands, except percentages)	2025	2024	Amount	%	2025	2024	Amount	%
Revenues:
Core commissions and fees	$140,297	$124,079	$16,218	13%	$402,726	$343,552	$59,174	17%
Profit-sharing and other income	5,629	4,639	990	21%	13,711	9,821	3,890	40%
Commissions and fees	145,926	128,718	17,208	13%	416,437	353,373	63,064	18%
Investment income	1,341	1,076	265	25%	3,514	2,803	711	25%
Total revenues	147,267	129,794	17,473	13%	419,951	356,176	63,775	18%

Operating expenses:
Colleague compensation and benefits	30,375	23,617	6,758	29%	85,722	73,160	12,562	17%
Outside commissions	75,492	74,420	1,072	1%	207,371	195,658	11,713	6%
Other operating expenses	18,499	11,086	7,413	67%	50,347	32,473	17,874	55%
Amortization expense	5,410	3,850	1,560	41%	14,840	10,730	4,110	38%
Change in fair value of contingent consideration	447	3,032	(2,585)	(85)%	(398)	7,355	(7,753)	(105)%
Depreciation expense	171	151	20	13%	484	463	21	5%
Total operating expenses	130,394	116,156	14,238	12%	358,366	319,839	38,527	12%

Operating income	16,873	13,638	3,235	24%	61,585	36,337	25,248	69%
Total other income (expense), net	(119)	57	(176)	n/m	(352)	34,133	(34,485)	(101)%
Income before income taxes and share of net earnings of equity method investment	$16,754	$13,695	$3,059	22%	$61,233	$70,470	$(9,237)	(13)%
__________
n/m    not meaningful
Commissions and Fees
UCTS generates (i) commissions for underwriting and placing insurance policies and/or treaties on behalf of its insurance company partners and reinsurance company partners; (ii) policy fee and installment fee revenue for acting in the capacity of an MGA and fulfilling certain administrative functions on behalf of insurance or reinsurance company partners, including delivery of policy documents, processing payments and other administrative functions; (iii) profit-sharing income, generally based on the profitability of the underlying book of business of the policies it generates on behalf of its insurance company partners and reinsurance company partners; (iv) fees from service fee arrangements, which are in place with certain clients for a negotiated fee; and (v) assumed premium earned in the Captive business.

UCTS commissions and fees increased $17.2 million for the quarter ended September 30, 2025 compared to the same period of 2024, due primarily to organic growth in core commissions and fees. Total growth in our core commissions and fees of $16.2 million for the quarter was driven by continued outperformance in MSI (accounting for $7.7 million of the increase in core commissions and fees), the introduction of the Captive (accounting for $5.9 million of the increase in core commissions and fees), and building momentum in our Capacity Solutions group (accounting for $3.2 million of the increase in core commissions and fees). Total growth in our core commissions and fees included the Partnership contribution of $4.5 million.
UCTS commissions and fees increased $63.1 million for the year-to-date period ended September 30, 2025 compared to the same period of 2024, due primarily to organic growth in core commissions and fees. Total growth in our core commissions and fees of $59.2 million for the year-to-date period was driven by continued outperformance in MSI (accounting for $38.5 million of the increase in core commissions and fees), the introduction of the Captive (accounting for $15.7 million of the increase in core commissions and fees), and building momentum in our Capacity Solutions group (accounting for $11.1 million of the increase in core commissions and fees). Total growth in our core commissions and fees included the Partnership contribution of $6.2 million, as well as the impact of the divestiture of our Wholesale Business in the first quarter of 2024 of $(5.5) million. In addition, profit sharing and other increased $3.9 million for the year-to-date period. Core commissions and fees growth, excluding revenue related to the Wholesale Business during 2024, was 19%.
Colleague Compensation and Benefits
Colleague compensation and benefits expense for UCTS increased $6.8 million for the quarter ended September 30, 2025 compared to the same period of 2024. Partnership activity contributed $2.2 million to the increase in colleague compensation and benefits during the third quarter of 2025. After excluding colleague compensation and benefits expense related to Partnership activity, colleague compensation and benefits increased $4.5 million as a result of the growth in UCTS.
Colleague compensation and benefits expense for UCTS increased $12.6 million for the year-to-date period ended September 30, 2025 compared to the same period of 2024. Partnership activity contributed $3.6 million to the increase in colleague compensation and benefits year-to-date in 2025, offset in part by a $1.4 million decrease related to divestiture activity during 2024. After excluding colleague compensation and benefits expense related to partnership and divestiture activity, colleague compensation and benefits increased $10.3 million as a result of the growth in UCTS.
Outside Commissions
Outside commissions for UCTS consist of outside commissions paid to partners that distribute our MGA products. Outside commissions for UCTS increased $1.1 million, or 1%, for the quarter ended September 30, 2025 compared to the same period of 2024. Outside commissions for the quarter increased at a lower rate than core commissions and fees due to continued scaling of the business, product mix shift and contributions from the Capacity Solutions group (which generally does not have significant outside commissions).
Outside commissions for UCTS increased $11.7 million, or 6%, for the year-to-date period ended September 30, 2025 compared to the same period of 2024. After excluding outside commissions of $3.0 million attributable to the Wholesale Business during 2024 for which there was no comparable expense in 2025, outside commissions for UCTS increased $14.7 million, or 8%. Outside commissions for the year-to-date period increased at a lower rate than core commissions and fees due to continued scaling of the business, product mix shift and increased contributions from the Capacity Solutions group (which generally does not have significant outside commissions).
Other Operating Expenses
Other operating expenses for UCTS increased $7.4 million for the quarter ended September 30, 2025 compared to the same period of 2024, driven by higher incurred losses and LAE of $5.1 million related to our newly-established Captive business and professional fees of $1.0 million due to increased legal spend.
Other operating expenses for UCTS increased $17.9 million for the year-to-date period ended September 30, 2025 compared to the same period of 2024, driven by higher incurred losses and LAE of $14.0 million related to our newly-established Captive business, professional fees of $2.8 million due to increased legal spend, and licenses and taxes of $1.4 million.
Amortization Expense
Amortization expense for UCTS increased $1.6 million and $4.1 million for the quarter and year-to-date periods ended September 30, 2025 compared to the same periods of 2024, respectively, primarily due to an increase in capitalized software, as well as our partnership activity.

Change in Fair Value of Contingent Consideration
The change in fair value of contingent consideration for UCTS was a $0.4 million loss for the quarter ended September 30, 2025 compared to a $3.0 million loss for the same period of 2024, and a $0.4 million gain for the year-to-date period ended September 30, 2025 compared to a $7.4 million loss for the same period of 2024. The fair value gains and losses for the quarter and year-to-date periods ended September 30, 2025 were impacted by both positive and negative changes in revenue growth trends of its partners.
Total Other Income (Expense), Net
Total other income (expense), net for UCTS decreased $34.5 million for the year-to-date period ended September 30, 2025 compared to the same period of 2024, driven by a $35.1 million gain recorded during 2024 in connection with the sale of our Wholesale Business.
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

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
(in thousands, except percentages)	2025	2024	Amount	%	2025	2024	Amount	%
Revenues:
Core commissions and fees	$65,403	$61,983	$3,420	6%	$198,362	$192,971	$5,391	3%
Profit-sharing and other income	11,026	8,675	2,351	27%	22,386	16,451	5,935	36%
Commissions and fees	76,429	70,658	5,771	8%	220,748	209,422	11,326	5%
Investment income	47	—	47	—%	161	—	161	—%
Total revenues	76,476	70,658	5,818	8%	220,909	209,422	11,487	5%

Operating expenses:
Colleague compensation and benefits	26,521	23,098	3,423	15%	78,395	73,518	4,877	7%
Outside commissions	18,646	19,274	(628)	(3)%	56,790	58,085	(1,295)	(2)%
Other operating expenses	9,498	9,123	375	4%	28,841	25,765	3,076	12%
Amortization expense	10,997	6,368	4,629	73%	25,777	18,945	6,832	36%
Change in fair value of contingent consideration	—	211	(211)	(100)%	279	212	67	32%
Depreciation expense	180	190	(10)	(5)%	539	528	11	2%
Total operating expenses	65,842	58,264	7,578	13%	190,621	177,053	13,568	8%

Operating income	10,634	12,394	(1,760)	(14)%	30,288	32,369	(2,081)	(6)%
Total other income (expense), net	(172)	4	(176)	n/m	(668)	2	(670)	n/m
Income before income taxes and share of net earnings of equity method investment	$10,462	$12,398	$(1,936)	(16)%	$29,620	$32,371	$(2,751)	(8)%
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
MIS commissions and fees increased $5.8 million for the quarter ended September 30, 2025 compared to the same period of 2024. MIS core commissions and fees increased $3.4 million in total resulting from the recently acquired Hippo’s Homebuilder Distribution Network (accounting for $7.4 million of the increase in core commissions and fees), our national mortgage and real estate channel (accounting for $1.0 million of the increase in core commissions and fees) and our legacy Mainstreet business (accounting for $0.7 million of the increase in core commissions and fees). The overall growth was partially offset by lower core commissions and fees from our Medicare business of $2.8 million and our Westwood business of $2.7 million. In addition, MIS profit-sharing and other revenue increased $2.4 million resulting from improvements in loss ratios and the number of policies sold.
MIS commissions and fees increased $11.3 million for the year-to-date period ended September 30, 2025 compared to the same period of 2024. MIS core commissions and fees increased $5.4 million in total resulting from the recently acquired Hippo’s Homebuilder Distribution Network (accounting for $7.4 million of the increase in core commissions and fees), our national mortgage and real estate channel (accounting for $1.3 million of the increase in core commissions and fees) and our legacy Mainstreet business (accounting for $1.0 million of the increase in core commissions and fees). The overall growth was partially offset by lower core commissions and fees from our Medicare business of $2.8 million. In addition, MIS profit-sharing and other revenue increased $5.9 million resulting from improvements in loss ratios and the number of policies sold.
Effective May 1, 2025, we are receiving reduced commissions from QBE Insurance Corporation and its affiliates on the portion of our builder-sourced homeowners book of business we are rolling into the Reciprocal; a temporary headwind that is expected to persist through the first half of 2026 before reversing into a tailwind.
Colleague Compensation and Benefits
Colleague compensation and benefits expense for MIS increased $3.4 million for the quarter ended September 30, 2025 compared to the same period of 2024. After excluding colleague compensation and benefits expense related to Partnership activity, colleague compensation and benefits increased $2.5 million, which is in line with the prior-year period as percentage of our core commissions and fees.
Colleague compensation and benefits expense for MIS increased $4.9 million for the year-to-date period ended September 30, 2025 compared to the same period of 2024. After excluding colleague compensation and benefits expense related to Partnership activity, colleague compensation and benefits increased $4.0 million, which is in line with the prior-year period as percentage of our core commissions and fees.
Other Operating Expenses
Other operating expenses for MIS increased $3.1 million for the year-to-date period ended September 30, 2025 compared to the same period of 2024, driven by higher legal settlement expense of $0.7 million, rent expense of $0.5 million and technology and software-related costs of $0.4 million.
Amortization Expense
MIS amortization expense increased $4.6 million and $6.8 million for the quarter and year-to-date periods ended September 30, 2025 compared to the same periods of 2024, respectively, driven by our partnership activity and an increase in capitalized software.

CORPORATE AND OTHER RESULTS

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
(in thousands, except percentages)	2025	2024	Amount	%	2025	2024	Amount	%
Revenues:
Commissions and fees	$(17,178)	$(21,701)	$4,523	(21)%	$(54,230)	$(57,770)	$3,540	(6)%
Investment income	304	849	(545)	(64)%	1,517	1,507	10	1%
Total revenues	(16,874)	(20,852)	3,978	(19)%	(52,713)	(56,263)	3,550	(6)%

Operating expenses:
Colleague compensation and benefits	12,643	9,215	3,428	37%	34,671	27,859	6,812	24%
Outside commissions	(17,178)	(21,701)	4,523	(21)%	(54,230)	(57,770)	3,540	(6)%
Other operating expenses	8,730	8,532	198	2%	29,622	23,632	5,990	25%
Amortization expense	671	246	425	173%	1,594	572	1,022	179%
Depreciation expense	985	853	132	15%	2,912	2,534	378	15%
Total operating expenses	5,851	(2,855)	8,706	n/m	14,569	(3,173)	17,742	n/m

Operating loss	(22,725)	(17,997)	(4,728)	26%	(67,282)	(53,090)	(14,192)	27%

Other income (expense):
Interest expense, net	(31,016)	(31,346)	330	(1)%	(92,060)	(94,230)	2,170	(2)%
Loss on divestitures	—	—	—	—%	(1,611)	—	(1,611)	—%
Loss on extinguishment and modification of debt	(3,290)	(389)	(2,901)	746%	(5,684)	(15,068)	9,384	(62)%
Other income (expense), net	(86)	(35)	(51)	146%	1,446	(188)	1,634	n/m
Total other expense, net	(34,392)	(31,770)	(2,622)	8%	(97,909)	(109,486)	11,577	(11)%
Loss before income taxes and share of net earnings of equity method investment	$(57,117)	$(49,767)	$(7,350)	15%	$(165,191)	$(162,576)	$(2,615)	2%
__________
n/m    not meaningful
Commissions and Fees
Corporate and Other records the elimination of intercompany commission revenue from the operating groups. During the quarter and year-to-date periods ended September 30, 2025, IAS recorded commission revenue shared with other operating groups of $0.1 million and $0.3 million, respectively, and UCTS recorded commission revenue shared with other operating groups of $17.1 million and $54.0 million, respectively.
Colleague Compensation and Benefits
Colleague compensation and benefits expense in Corporate and Other increased $3.4 million and $6.8 million for the quarter and year-to-date periods ended September 30, 2025 compared to the same periods of 2024, respectively, driven by increases in colleague compensation resulting from our continued growth.
Outside Commissions
Outside commissions for Corporate and Other results from the elimination of intercompany commission expense from the operating groups.
Other Operating Expenses
Other operating expenses in Corporate and Other increased $6.0 million for the year-to-date period ended September 30, 2025 compared to the same period of 2024, due primarily to higher technology and software-related costs of $2.7 million, professional fees of $1.0 million due to increased legal spend, and travel and entertainment of $0.8 million.

Interest Expense, Net
Interest expense, net, in Corporate and Other was relatively flat for the quarter ended September 30, 2025 compared to the same period of 2024 resulting from a lower average interest rate due to the 2025 Refinancings, offset by higher average borrowings.
Interest expense, net, in Corporate and Other decreased $2.2 million year-to-date period ended September 30, 2025 compared to the same period of 2024 resulting from a lower average interest rate due to the 2025 Refinancings, offset in part by higher average borrowings. We expect interest expense to remain relatively flat in the near term on a year-over-year basis due to higher borrowings under our Revolving Facility to fund the settlement of deferred payment obligations and certain partnership opportunities, offset by lower expected average interest rates.
Loss on Extinguishment and Modification of Debt
Loss on extinguishment and modification of debt in Corporate and Other of $3.3 million for the quarter ended September 30, 2025 relates to the September 2025 Refinancing.
Loss on extinguishment and modification of debt in Corporate and Other of $5.7 million for the year-to-date period ended September 30, 2025 relates to the 2025 Refinancings. Loss on extinguishment and modification of debt of $15.1 million for the year-to-date period ended September 30, 2024 relates to a debt refinancing completed in May 2024.
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
As of September 30, 2025, the 2024 Credit Facility provides for senior secured credit facilities in an aggregate principal amount of $1.61 billion, which consists of (i) a term loan facility in the principal amount of $1.006 billion, bearing interest at a rate of term SOFR, plus an applicable margin of 250 bps, maturing May 24, 2031 (the “2025 Term Loan Facility”) and (ii) a revolving credit facility with commitments in an aggregate principal amount of $600 million, bearing interest at SOFR plus 185 bps to SOFR plus 260 bps based on total net leverage ratio, maturing May 24, 2029 (the “Revolving Facility”). As of September 30, 2025, we had $66.0 million outstanding under our Revolving Facility and $10.0 million of undrawn letters of credit issued thereunder.
As of September 30, 2025, Baldwin Holdings also had outstanding $600 million aggregate principal amount of 7.125% senior secured notes due May 15, 2031 (the “Senior Secured Notes”). Refer to Note 10 to our consolidated financial statements included in Part I, Item 1. Financial Statements of this report for more information relating to the terms of the Senior Secured Notes and 2024 Credit Facility.
During September 2025, we entered into a floating-to-fixed interest rate swap agreement with a notional amount of $500.0 million, which exchanges the variable rate of the Term Loans, which are indexed to 1-month term SOFR, for a fixed rate of 3.244%. Interest payments will be made on a monthly basis commencing on October 14, 2025 through the termination date of September 14, 2028. The objective of the swap, for which we elected hedge accounting, is to manage our exposure to interest rate risk by converting a portion of the floating rate cash flows of the Term Loans into fixed rate payments.
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

In addition, we continue to evaluate our capital structure and current market conditions related to our capital structure. In addition to exploring partnership or refinancing opportunities, we may consider, if authorized by our Board of Directors, the repurchase of our common stock in open market or privately negotiated transactions. We have broad discretion over the deployment of our capital and these initiatives may not be successful or could limit our liquidity otherwise available.
As of September 30, 2025, our cash and cash equivalents were $89.7 million and we had $524 million of available borrowing capacity on the Revolving Facility. We believe that our cash and cash equivalents, cash flow from operations and available borrowings will be sufficient to fund our working capital and meet our commitments for the next twelve months and beyond.
Contractual Obligations and Commitments
The following table represents our contractual obligations and commitments, aggregated by type, at September 30, 2025:

		Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$89,534	$21,404	$37,813	$24,645	$5,672
Debt obligations payable(2)	2,309,210	124,217	245,321	302,596	1,637,076
Undiscounted estimated contingent earnout obligation(3)	33,592	17,722	11,802	1,987	2,081
USF Grant	3,352	856	1,696	800	—
Total	$2,435,688	$164,199	$296,632	$330,028	$1,644,829
__________
(1)    Represents noncancelable operating leases for our facilities. Operating lease expense was $15.8 million and $16.2 million for the nine months ended September 30, 2025 and 2024, respectively.
(2)    Represents scheduled debt obligations and estimated interest payments for our Senior Secured Notes, 2025 Term Loans and the Revolving Facility.
(3)    Represents the total expected future payments to be made to partners and colleagues for earnout-related obligations at September 30, 2025.
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
Our debt obligations at September 30, 2025 include borrowings outstanding under the Senior Secured Notes of $600 million, the 2025 Term Loans of $1.004 billion, and the Revolving Facility of $66.0 million. Estimated interest payments for outstanding borrowings under the Senior Secured Notes, 2025 Term Loans, and Revolving Facility in the table above were calculated based on the applicable interest rates at September 30, 2025 of 7.125%, 6.64% and 6.82%, respectively, through their respective due dates of May 15, 2031, May 24, 2031 and May 24, 2029.

Substantially all of our partnerships and certain acquisitions of select books of business that do not constitute a complete business enterprise include contractual earnout provisions. We record an estimation of the fair value of the contingent earnout obligations at the partnership date as a component of the consideration paid. Our contingent earnout obligations are measured at fair value each reporting period based on the present value of the expected future payments to be made to partners in accordance with the provisions outlined in the respective purchase agreements. The recorded obligations are based on estimates of the partners’ future performance using financial projections for the earnout period. The aggregate estimated contingent earnout liabilities included on our condensed consolidated balance sheet of $28.4 million at September 30, 2025 includes $10.0 million that must be settled in cash and the remaining $18.4 million can be settled in cash or stock at our option. The undiscounted estimated contingent earnout obligation presented in the table above represents the total expected future payments to be made to the partners. The undiscounted estimated contingent earnout obligation of $33.6 million at September 30, 2025 includes $10.0 million that must be settled in cash and the remaining $23.6 million can be settled in cash or stock at our option can be settled in cash or stock at our option. The maximum estimated exposure to the contingent earnout liabilities was $65.5 million at September 30, 2025.
As of September 30, 2025, we have a remaining commitment to USF to donate $3.4 million through October 2028. The gift will provide support for the School of Risk Management and Insurance in the USF Muma College of Business. It is currently anticipated that Lowry Baldwin, our Chairman, will fund half of this commitment.
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
During the nine months ended September 30, 2025, we redeemed 2,383,868 LLC Units of Baldwin Holdings on a one-for-one basis for shares of Class A common stock and cancelled the corresponding shares of Class B common stock. We receive an increase in our share of the tax basis in the net assets of Baldwin Holdings due to the interests being redeemed. We have assessed the realizability of the net deferred tax assets and in that analysis have considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. We have recorded a full valuation allowance against the deferred tax assets at Baldwin as of September 30, 2025, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances.
As of September 30, 2025 and December 31, 2024, we have recorded a Tax Receivable Agreement liability of $5.2 million and $4.8 million, respectively, associated with the payments to be made to current or former Baldwin Holdings’ LLC Members subject to the Tax Receivable Agreement.
Sources and Uses of Cash
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated:

	For the Nine Months Ended September 30,
(in thousands)	2025	2024	Variance
Net cash provided by (used in) operating activities	$(39,687)	$53,754	$(93,441)
Net cash provided by (used in) investing activities	(129,577)	25,609	(155,186)
Net cash provided by financing activities	182,439	38,390	144,049
Net increase in cash and cash equivalents and fiduciary cash	13,175	117,753	(104,578)
Cash and cash equivalents and fiduciary cash at beginning of period	312,769	226,963	85,806
Cash and cash equivalents and fiduciary cash at end of period	$325,944	$344,716	$(18,772)

Operating Activities
The primary sources and uses of cash for operating activities are net income (loss) adjusted for non-cash items and changes in assets and liabilities, or operating working capital, and payment of contingent earnout consideration. Net cash used in operating activities increased $93.4 million year over year, primarily as a result of a $63.9 million increase in payments of contingent earnout consideration in excess of purchase price accrual.
Investing Activities
The primary sources and uses of cash for investing activities relate to cash consideration paid to fund partnerships, proceeds from divested assets, and other investments to grow our business. Net cash used in investing activities increased $155.2 million year over year driven by a decrease in cash proceeds from divestitures, net of cash transferred of $55.1 million relating primarily to the sale of our Wholesale Business during 2024, an increase in investments in and loans for business ventures of $14.1 million related to our investment in the Reciprocal in 2025, and an increase in cash consideration paid for partnership activity of $85.7 million.
Financing Activities
The primary sources and uses of cash for financing activities relate to the issuance of our Class A common stock; debt servicing costs in connection with our long-term debt and revolving line of credit, as well as purchases, sales and settlements of interest rate caps to mitigate interest rate volatility on that debt; payment of contingent earnout consideration; and other equity transactions. Net cash provided by financing activities increased $144.0 million year over year driven by an increase in net proceeds from borrowings on our credit facilities of $153.5 million primarily resulting from the 2025 Refinancings and borrowings on the Revolving Facility to fund partnerships and the payment of our earnout obligations during 2025. This increase was partially offset by a decrease in cash of $18.5 million related to the change in fiduciary receivables and liabilities.
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
During the nine months ended September 30, 2025, we amended our critical accounting estimates to include the valuation of acquired relationships, the determination of which could have a significant impact on our results of operations.
Valuation of Acquired Relationships—We acquire significant intangible assets in connection with our strategic acquisitions of a business and, typically, acquired relationships are the most significant definite-lived intangible asset acquired. We engage a third-party valuation expert to determine the fair value of these assets, which generally involves the use of a discounted cash flow approach that is derived from historical information, future revenue and operating profit margins, contributory asset charges, and the selection of an appropriate discount rate, and requires management to make significant estimates and assumptions.
The Company’s critical accounting policies and estimates are described under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2024. With the exception of the addition of the valuation of acquired relationships as discussed above, there have been no material changes to the critical accounting policies and estimates disclosed in out Annual Report on Form 10-K for the year ended December 31, 2024.
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
Our invested assets are held primarily as cash and cash equivalents and restricted cash. To a lesser extent, we may also utilize certificates of deposit, U.S. treasury securities and professionally managed short duration fixed income funds. These investments are subject to market risk. The fair value of our invested assets at September 30, 2025 and December 31, 2024 approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.
During September 2025, the 2024 Credit Agreement was amended to, among other things, (i) reprice the Existing 2025 Term Loans with interest at term SOFR, plus an applicable margin of 250 bps; (ii) provide for $75.0 million of incremental term B loans; and (iii) reduce the applicable margin for the Revolving Facility to term SOFR, plus a credit spread adjustment of 10 bps, plus an applicable margin of 175 bps to 250 bps based on total net leverage ratio.
Also during September 2025, we entered into a floating-to-fixed interest rate swap agreement with a notional amount of $500.0 million, which exchanges the variable rate of the Term Loans, which are indexed to 1-month term SOFR, for a fixed rate of 3.244%. The objective of the swap, for which we elected hedge accounting, is to manage our exposure to interest rate risk by converting a portion of the floating rate cash flows of the Term Loans into fixed rate payments. This strategy provides predictability in interest expense and aligns with our risk management policy.
At September 30, 2025, we had outstanding borrowings of $1.004 billion under the Term Loans and $66.0 million under our Revolving Facility. Taking the interest rate swap into consideration, an increase of 100 basis points on the SOFR rate at September 30, 2025 would have increased our annual interest expense under the 2024 Credit Facility by $5.7 million.
Other than the amendments to the 2024 Credit Agreement to increase the aggregate principal amount of the 2025 Term Loans to $1.006 billion and the interest rate swap agreement, there have been no material changes in market risk from the information presented in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2025 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Please refer to Note 16 to our condensed consolidated financial statements included in Part I, Item 1. Financial Statements of this report for a discussion of legal proceedings to which the Company is subject.
ITEM 1A. RISK FACTORS
Please refer to the risk factors outlined under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 25, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
The following list sets forth information regarding all unregistered securities sold or issued by us during the current year. No underwriters were involved in these sales. There was no general solicitation of investors or advertising, and we did not pay or give, directly or indirectly, any commission or other remuneration, in connection with the offering of these securities. In the transactions described below, the recipients of the securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions.
•On April 1, 2025, as partial consideration for the acquisition of certain assets and equity interests of entities used in the operation of Bermuda-based reinsurance underwriting platform MultiStrat Group, Baldwin issued 23,202 shares of Class A common stock.
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
Issuer Repurchases of Equity Securities
The following table provides information about our repurchase of shares of our Class A common stock during the three months ended September 30, 2025:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value that may yet be Purchased under the Plans or Programs
July 1, 2025 to July 31, 2025	32,218	$41.60	—	$—
August 1, 2025 to August 31, 2025	19,223	35.29	—	—
September 1, 2025 to September 30, 2025	3,209	31.85	—	—
Total	54,650	$38.81	—	$—
__________
(1)    We purchased 54,650 shares during the three months ended September 30, 2025, which were acquired from our employees to cover required tax withholding on the vesting of shares granted under our Omnibus Incentive Plan or Partnership Inducement Award Plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Insider Trading Arrangements and Policies
During the quarter ended September 30, 2025, none of our directors or officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
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

10.1
Amendment No. 3 to Amended and Restated Credit Agreement, dated as of September 18, 2025, by and among Baldwin Holdings, the Guarantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2025).

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

The Baldwin Insurance Group, Inc.

Date: November 4, 2025	By:	/s/ Trevor L. Baldwin
Trevor L. Baldwin
Chief Executive Officer

Date: November 4, 2025	By:	/s/ Bradford L. Hale
Bradford L. Hale
Chief Financial Officer