Form 10-K
period 2025-12-31
Baldwin Insurance Group, Inc.
filed 2026-02-26
CIK 1781755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
As of June 30, 2025 (the last business day of the registrant’s second fiscal quarter), the registrant's aggregate market value of its voting and non-voting common equity held by non-affiliates was $3,632,545,757.
As of February 20, 2026, there were 96,721,068 shares of Class A common stock outstanding and 46,136,333 shares of Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates are incorporated by reference into Part III of this Form 10-K.

THE BALDWIN INSURANCE GROUP, INC.

Note Regarding Forward-Looking Statements
We have made statements in this Annual Report on Form 10-K, including matters discussed under Item 1A. Risk Factors, Item 3. Legal Proceedings, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in other sections of this Annual Report on Form 10-K, that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include, but are not limited to: general economic and business conditions; trends in our business; our business strategy for expanding our presence in our industry; our expectations of revenue, operating costs and profitability; our expectations regarding our strategy and investments; the potential adverse impact on our financial condition and results of operations if we do not realize those expected benefits; our ability to successfully integrate businesses that we acquire, and to achieve the benefits we expect to realize as a result of such acquisitions; liabilities of the businesses that we acquire that are not known to us; our expectations regarding our business, including market opportunity, consumer demand and our competitive advantage; anticipated trends in our financial condition and results of operations; the impact of competition and technological change; existing and future regulations affecting our business; our ability to comply with the rules and regulations of the SEC and those other risks and uncertainties discussed in the reports we have filed with the SEC, including this Annual Report on Form 10-K. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed under Item 1A. Risk Factors.
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
2025 Refinancings
Amendment No. 2 and 3 to the JPM Credit Agreement, dated as of January 10, 2025 and September 18, 2025, which provided for incremental term loans of $175 million in the aggregate, repriced the term loan facility to term SOFR, plus an applicable margin of 250 bps, and repriced the revolving credit facility to term SOFR, plus a credit spread adjustment of 10 bps, plus an applicable margin of 175 bps to 250 bps

Amended LLC Agreement	Third Amended and Restated Limited Liability Company Agreement of Baldwin Holdings, as amended
API	Application programming interface
book of business	Insurance policies bound by us on behalf of our clients
bps	Basis points
Baldwin Holdings	The Baldwin Insurance Group Holdings, LLC, our operating company and a subsidiary of Baldwin
Baldwin	The Baldwin Insurance Group, Inc., our parent company, together, unless the context otherwise requires, with its consolidated subsidiaries, including Baldwin Holdings and its consolidated subsidiaries and affiliates
CAC Group	Cobbs Allen Capital Holdings, LLC, a January 2026 partnership
CAC Group Transaction	Our partnership with CAC Group, a nationally recognized specialty and middle-market insurance brokerage firm on January 1, 2026
clients	Our insureds
colleagues	Our employees
core commissions	Commissions and fees revenue excluding profit-sharing revenue and other income
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	Accounting principles generally accepted in the United States of America
Hippo’s Homebuilder Distribution Network	Various entities comprising Hippo Holdings, Inc.'s homebuilder distribution network, a Mainstreet Insurance Solutions partner effective July 1, 2025
insurance company partners	Insurance companies with which we have a contractual relationship
JPM Credit Agreement	Amended and Restated Credit Agreement, dated as of May 24, 2024, which is attached as Annex I to the Amendment and Restatement Agreement, dated May 24, 2024, between Baldwin Holdings, as borrower, JPMorgan Chase Bank, N.A., as the Administrative Agent, the Guarantors party thereto and the Lenders party thereto, as amended by Amendment No. 1 to Amended and Restated Credit Agreement, dated as of December 4, 2024, Amendment No. 2 to Amended and Restated Credit Agreement, dated as of January 10, 2025, Amendment No. 3 to Amended and Restated Credit Agreement, dated as of September 18, 2025, and Amendment No. 4 to Amended and Restated Credit Agreement, dated as of January 2, 2026
JPM Credit Facility	The Revolving Facility and Term Loans established pursuant to the JPM Credit Agreement
LLC Units	Membership interests of Baldwin Holdings
MGA	Managing General Agent
MSI	Millennial Specialty Insurance, our MGA platform

MultiStrat	Entities used in the operation of Bermuda-based reinsurance underwriting platform MultiStrat Group, an Underwriting, Capacity & Technology Solutions partner effective April 1, 2025
operating groups	Our reportable segments
partners	Companies that we have acquired, or in the case of asset acquisitions, the producers
partnerships	Strategic acquisitions made by the Company
Pre-IPO LLC Members	Trevor Baldwin, our Chief Executive Officer; Lowry Baldwin, our Chairman; BIGH, LLC, an entity controlled by Lowry Baldwin; Elizabeth Krystyn, one of our founders; Laura Sherman, one of our founders; Daniel Galbraith, President, The Baldwin Group and CEO, Retail Brokerage Operations; Brad Hale, our Chief Financial Officer; and The Villages Invesco, LLC, and certain other historical equity holders including equity holders in companies that we have acquired or producers
reinsurance company partners	Reinsurance companies with which we have a contractual relationship
risk advisors	Our producers
Revolving Facility	Our revolving credit facility under the JPM Credit Facility with commitments in an aggregate principal amount of $600 million, maturing May 24, 2029
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Secured Notes	7.125% senior secured notes with an aggregate principal amount of $600 million due May 15, 2031
SOFR	Secured Overnight Financing Rate
Tax Receivable Agreement	Tax Receivable Agreement between Baldwin and certain holders of LLC Units in Baldwin Holdings entered into on October 28, 2019
Term Loans	Our term loan facility under the JPM Credit Facility with a principal amount of $1.006 billion as of December 31, 2025, maturing May 24, 2031
Westwood	Westwood Insurance Agency, a 2022 partner
Wholesale Business	Our specialty wholesale broker business, which was sold on March 1, 2024

PART I
ITEM 1. BUSINESS
The Company
The Baldwin Insurance Group, Inc. is a holding company and sole managing member of The Baldwin Insurance Group Holdings, LLC (“Baldwin Holdings”) and its sole material asset is its ownership interest in Baldwin Holdings, through which all of our business is conducted. In this Annual Report on Form 10-K, unless the context otherwise requires, the words “Baldwin,” the “Company,” “we,” “us” and “our” refer to The Baldwin Insurance Group, Inc., together with its consolidated subsidiaries, including Baldwin Holdings and its consolidated subsidiaries and affiliates.
Baldwin is an independent insurance distribution firm providing indispensable expertise and insights that strive to give our clients the confidence to pursue their purpose, passion and dreams. As a team of dedicated entrepreneurs and insurance professionals, we have come together to help protect the possible for our clients. We do this by delivering bespoke client solutions, services, and innovation through our comprehensive and tailored approach to risk management, insurance, and employee benefits. We support our clients, colleagues, insurance company partners and communities through the deployment of vanguard resources and capital to drive our organic and inorganic growth. When we consistently execute for these key stakeholders, we believe that the outcome is an increase in value for our stockholders. We are innovating the industry by taking a holistic and tailored approach to risk management, insurance and employee benefits. Our growth plan includes continuing to recruit, train and develop industry leading talent, continuing to add geographic representation, insurance product expertise and end-client industry expertise via our partnership strategy, and continuing to build out MSI, which delivers proprietary, technology-enabled insurance solutions to our internal risk advisors as well as to a growing channel of external distribution partners. We are a destination employer supported by an award-winning culture, powered by exceptional people and fueled by industry-leading growth and innovation.
We represent over three million clients across the United States and internationally. Our team now comprises approximately 5,000 colleagues—including those who joined us through our January 2026 partnerships. Among them are approximately 900 risk advisors, who are fiercely independent, relentlessly competitive and “insurance geeks.” We have approximately 125 offices in 24 states, all of which are equipped to provide diversified products and services to empower our clients at every stage through our three operating groups.
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
Industry
Our core products include commercial property and casualty insurance, employee benefits insurance, personal lines insurance, wealth management and retirement services, and Medicare. As a distributor of these products, we compete on the basis of reputation, client service, industry insights and know-how, product offerings, ability to tailor our services to the specific needs of a client and, to a lesser extent, price of our services. In the United States, our industry is comprised of large, global participants alongside a highly fragmented group of regional and community participants that vary significantly in size and scope.
While the insurance brokerage industry has experienced recent consolidation, it remains highly fragmented, creating opportunities for us to continue acquiring high-quality partners.

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
We have taken, and will continue to take, a two-pronged approach to growing our business, which includes investing meaningfully into our existing businesses to drive organic growth, and driving inorganic growth via our partnership strategy.
Over time, our organic growth will be driven primarily by our ability to continue to win new business, our ability to offer and advise on a broader array of insurance solutions in an increasingly larger geographic footprint, and our ability to capture an increasingly larger portion of the economics associated with the sale of insurance. To achieve this, we have invested heavily in our sales leadership infrastructure and recruitment of sales talent, technology talent and solutions to better deliver insurance insights and solutions to our risk advisors and clients. In our MSI platform, we continue to deliver proprietary and technology-enabled insurance solutions that provide our risk advisors and select external distribution partners speed, ease of use, and certainty of execution, while also delivering Baldwin an enhanced share of the economics associated with the underlying insurance transaction. Factors contributing to our organic growth include net new business growth, fees, rate increases, retention, exposure unit growth, and contingent commissions. Contributions to organic revenue growth from recent partnerships begin after we have owned the partner firm for 12 months.
Our partnership strategy has contributed meaningful inorganic growth to Baldwin and we expect to remain active and opportunistic in pursuing potential transactions that will contribute to our long-term growth strategy. Adding new colleagues through partnerships can significantly bolster our geographic footprint, product expertise, and end-client industry expertise, while adding incremental industry-leading talent to our organization. We are uniquely focused on the industry’s best and fastest growing independent firms, and we believe we offer a truly differentiated value proposition to prospective partners relative to our more mature and/or private equity-backed peers, which includes retained business decision-making autonomy, leadership opportunities for new partners and an environment focused on entrepreneurialism and the continued growth of our partners’ businesses. We believe our success attracting high quality partners has validated our differentiated value proposition—we have consummated partnerships with 37 firms since the beginning of 2020, for a total of $909.0 million of acquired revenue, which includes nine “Top 100” firms since 2020, including our recently announced partnership with CAC Group, a nationally recognized specialty and middle-market insurance brokerage firm. We also have a highly systematic and regimented integration process for all new partners, which balances ensuring proper operational, financial and accounting, and technology and cybersecurity controls with business decision-making autonomy and impact on new colleagues.
We continue to make the investments designed to better service our clients and establish a competitive advantage in the industry. Ongoing investments to date focused on, but are not limited to, the continued buildout of our MSI platform, the continued buildout of our tech-enabled homeowners efforts (both in MSI and in our Mainstreet Insurance Solutions business), enterprise-wide technology initiatives, the continued buildout of alternative capacity solutions, and the continued hiring of risk advisors and sales leadership infrastructure in our Insurance Advisory Solutions and Mainstreet Insurance Solutions operating groups.

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
Underwriting, Capacity & Technology Solutions Operating Group (“UCTS”)
UCTS consists of three distinct divisions—MSI, our Capacity Solutions group (which includes our reinsurance brokerage business, Juniper Re, our reinsurance MGA business, MultiStrat, and our captive management business), and the Captive business. Through MSI, we manufacture proprietary, technology-enabled insurance products that are then distributed (in many instances via technology and/or API integrations) internally via our risk advisors across our other operating groups and externally via select distribution partners, with a focus on sheltered channels where our products deliver speed, ease of use and certainty of execution. An example of this is our national embedded renters insurance product sold at point of lease via integrations with property management software providers. As a prominent growth driver for the Company, we have invested heavily in the expansion of our MGA product suite, which is now comprised of more than 20 products across commercial, personal and professional lines. In 2025, we launched two new middle market oriented commercial lines products, and continue to maintain a pipeline of new programs across personal, commercial and professional lines, with several slated to launch in 2026. UCTS’ Wholesale Business was sold in the first quarter of 2024 and its operations are included in our results through the end of February 2024.
In January 2025, we received final approval and a Certificate of Authority from the Texas Department of Insurance to form a Texas-domiciled reciprocal insurance exchange (the “Reciprocal”). Baldwin holds an investment in Builder Risk Management, LLC, which serves as the Attorney-in-Fact (the “AIF”) for the Reciprocal. The third-party led capitalization of the Reciprocal closed and funded in full on May 6, 2025, and we began writing business into the Reciprocal late in the second quarter of 2025. Based on the structure of the Reciprocal, we do not consolidate the Reciprocal’s financial results, and the AIF entity is treated as an equity method investment in UCTS.
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
Clients and Insurers
Our clients are highly diversified and include individuals, professionals, businesses, including those in niche industries, and specialty insurers. No material part of our business depends upon a single client or on a few clients. The loss of any one client would not have a material adverse effect on our operations. In 2025, our largest single client represented less than 1% of our core commissions and fees.
We have relationships with a significant number of insurance company partners who contribute to the commissions and fees we generate. While we do not have a dependency on any one insurance company partner, we derive a significant portion of our core commissions and fees from a limited number of insurance company partners. In 2025, two insurance company partners accounted for an aggregate of approximately 17% of our core commissions and fees.
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
Powered by People
We now have approximately 5,000 colleagues, including those who joined us through our January 2026 partnerships, the vast majority of whom are full-time. We have 4,955 full-time colleagues (99% of total colleague population) and 65 part-time colleagues. The firm also partners with over 8,300 independent contracted agents, primarily supporting our Medicare business.
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
•Half of our executive leadership team joined Baldwin from other industries, bringing unique background and thoughtful insight on our continued best path to success.
•As of December 31, 2025, women comprise 59% of our colleague population and 52% of our leadership positions.
•We benefit from a wide age range and experience level within the firm. We have a robust mix of entry-level and post-college colleagues. This balanced representation fosters our talent strategy of providing great mentoring and learning opportunities for our developing colleagues.
•Our talent acquisition team continues to proactively source to engage culturally congruent candidates as part of our recruiting process for open roles. We hire based on competency, capability, and potential, while maintaining an ethos that values performance and rewards results.
Baldwin continues to focus on attracting and retaining the very best talent and creating an environment that is known to be a destination for top talent. We maintain a strong annual retention rate, which was 81% for 2025. Our commitment to rewarding our colleagues is evidenced by merit increases and bonuses we have continued to pay each year.

Culture and Belonging
Part of how we operate and support each other as a “Best Team” as outlined in our Azimuth, is by operating with transparency, fostering an environment where it’s easy for colleagues to know and trust each other, and striving to do the right thing in an open and authentic way. We actively seek out our colleagues’ input through our formal and anonymous Baldwin Engagement Pulse survey, asking for feedback on a variety of topics including career path opportunities, trust in team and leadership, and feeling valued. The results of this annual pulse check are always shared with colleagues and leadership so thoughtful and meaningful improvements can be made to enhance engagement.
Another way we aim to create a sense of belonging for our colleagues is vigilant focus on remaining a destination employer for top talent. We are continuously recognized for our people-first approach, our commitment to a culture of continuous learning, and for providing a place where our colleagues learn, grow, and thrive.
•Baldwin continued to be Great Place to Work-Certified™ and once again ranked as a Fortune Best Workplaces in Financial Services and Insurance™ in 2025.
•We were also recognized by Top Workplaces USA as a 2025 nationally recognized employer for making the world a better place to work by prioritizing a people-centered culture and giving employees a voice.
We have a variety of ways we promote our culture, support our communities, and take care of each other within the Baldwin family.
•We provide three days of Community Service PTO to promote our colleagues actively participating in community outreach.
•Our IAS International Aid and Development Practice enables International Development Organizations and Non-Governmental Organizations to operate safely and securely, helping the most vulnerable communities in some of the highest risk communities in the world.
•To help any qualifying colleague experiencing extraordinary hardship, we maintain The Baldwin Group True North Colleague Fund (operated by America’s Charities, a 501(c)(3) non-profit organization), to which colleagues can also contribute by making a donation. Baldwin has pledged up to $250,000 to the fund and is honored to provide an additional dollar-for-dollar match for colleague contributions up to another $250,000.
•We believe recognition should be visible, meaningful, and part of everyday work, and we reinforce that through Bravo, our social recognition platform, to celebrate contributions across the firm. Colleagues and leaders can send eCards, award points, boost recognition, and fuel motivation. Appreciation posts are further recognized during our quarterly all colleague Town Call meetings.
Nurture and Grow Talent
At Baldwin, we care about our colleagues and their families from a holistic perspective and take great care in supporting them in meaningful ways. We believe that by taking care of our colleagues, we empower them to live their best lives—both professionally and personally. To that end, we offer a comprehensive benefits package designed to enhance overall well-being. Our offerings include:
•Health & Wellness: Comprehensive medical coverage, mental health services, and an Employee Assistance Program (EAP)
•Retirement Savings: A competitive 401(k) plan with employer matching, aiding colleagues in future planning
•Flexible Time Off: Paid sick leave, recognition of 11 national holidays, and a Summer Friday Initiative providing half-days off during the summer season
•Parental & Family Support: Adoption Assistance Program and Parental Leave after one year of service
•Financial & Legal Guidance: Expert referral services for financial and legal planning
•Wellness & Fitness: The Baldwin Thrive Wellness Program by Personify in partnership with Aaptiv for customizable fitness benefits
•Health Savings Accounts (HSA): An employer contribution of $600+ to mitigate medical costs.

To promote an environment where all colleagues can learn, grow, and thrive, we provide education and training on a variety of topics, including technical, professional, business development, client experience, leadership, and regulatory and compliance. Some examples of the ways we continued to support colleague growth and colleague development in 2025 are listed below.
•Expansion of our Azimuth Institute: The Azimuth Institute is our formal program to provide foundational and progressive training for all of our IAS client-facing roles in the areas of job skills, system training, insurance acumen, power skills, business development and leadership training for leaders.
•Enhancement of two of our core sales training programs:
◦SCORE is a 10-week intensive training for new and developing risk advisors within our IAS business, offered across multiple modalities. In 2025, we added enhanced touch points for advisors with at least 18 months experience in their role to further support them while they develop a robust pipeline.
◦SCORE PRO is a 2-day advanced sales development program for established risk advisors interested in taking their business development skills to the next level.
•Ongoing leadership training and resources to support our leaders, including:
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
◦The Institutes: We’re proud to partner with this premier educational purveyor of technical acumen to the insurance industry. Through this partnership, we provide access to over 400 courses, certification programs, and insurance-related designations, all of which are easily accessible through an integration with our Baldwin learning management system.
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
We also promote colleague growth and development through our continuous coaching ongoing performance model, including quarterly performance goal setting and check-ins, and a year-end performance check-in for all colleagues. Our agile continuous coaching framework ensures every colleague has clear alignment to our goals and priorities, and connects them with tools and resources to maximize their performance and development.
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
In addition, we have prepared a California Climate Impact Statement in accordance with the recommended framework of the Task Force on Climate-related Financial Disclosures. The statement is available on our investor relations website under the “Governance” section, titled “Climate-Related Financial Risk Report.” Reference to the location of this financial risk report is being provided for informational purposes and shall not be deemed incorporated by reference into this Annual Report.
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
ITEM 1A. RISK FACTORS
Summary Risk Factors
Some of the factors that could materially and adversely affect our business, financial condition, results of operations or prospects include the following:
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
•We may incur significant additional indebtedness, which may affect our ability to satisfy our obligations under the JPM Credit Agreement and indenture governing our Senior Secured Notes.
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
•Because the commissions and fees we earn on the sale of certain insurance products are based on premiums and commission rates set by our insurance company partners, any decreases in these premiums or commission rates, or actions by our insurance company partners seeking repayment of commissions, could result in commissions and fees decreases or expenses to us.

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
•We utilize artificial intelligence, which could expose us to liability or adversely affect our business.
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
•We are exposed to risk of impairment of goodwill. An impairment of goodwill could have a material adverse effect on our financial condition and results of operations.
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
•Our business may be harmed if we lose our relationships with insurance and reinsurance company partners, referral partners or other trading partners, fail to maintain good relationships with insurance and reinsurance company partners, referral partners or other trading partners, become dependent upon a limited number of insurance and reinsurance company partners, referral partners or other trading partners, or fail to develop new insurance and reinsurance company partner, referral partner or other trading partner relationships.
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
•We are a holding company with our principal asset being our 61% ownership interest in Baldwin Holdings, and our Pre-IPO LLC Members, whose interest in our business may be different from yours, have approval rights over certain transactions and actions taken by us or Baldwin Holdings.
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
As of December 31, 2025, our cash and cash equivalents were $123.7 million and we had $477.0 million of available borrowing capacity on the Revolving Facility under the JPM Credit Agreement. We will continue to expend substantial cash resources for the foreseeable future for servicing our debt obligations and future earnout payment liabilities. Following the successful refinancing of our Term Loan B on January 2, 2026, borrowings under our JPM Credit Agreement include $1.604 billion under the Term Loan B bearing interest of 6.25%, maturing May 2031. As of December 31, 2025, outstanding borrowings on the Revolving Facility were $107.0 million, bearing interest at 6.39% and maturing May 2029, and we had unused letters of credit issued under the Revolving Facility of $16.0 million. As of December 31, 2025, we had $600.0 million in aggregate principal amount of the 7.125% Senior Secured Notes due May 2031. In connection with certain prior partnerships and acquisitions of select books of business, we are required to pay contingent earnouts. Based on estimates of the partners’ future performance using financial projections for the earnout period, the aggregate estimated contingent earnout liabilities included on our consolidated balance sheet at December 31, 2025 was $23.3 million, of which $9.2 million must be settled in cash and the remaining $14.1 million can be settled in cash or stock at our option. The undiscounted estimated contingent earnout obligation at December 31, 2025 was $26.6 million, of which $9.2 million must be settled in cash and the remaining $17.4 million can be settled in cash or stock at our option. The maximum estimated exposure to the contingent earnout liabilities was $50.0 million at December 31, 2025. In addition, in connection with our partnership with CAC Group, a nationally recognized specialty and middle-market insurance brokerage firm on January 1, 2026 (the CAC Group Transaction), we are required to pay a deferred cash consideration payment of $70.0 million in 2030 and a contingent earnout of up to $250.0 million. On January 2, 2026, Baldwin Holdings entered into an amendment to the JPM Credit Agreement that provided for $600.0 million of incremental term B loans, the proceeds of which Baldwin Holdings has used, and intends to use, to finance or refinance the cash consideration paid in connection with the CAC Group Transaction and for other permitted purposes, and which has increased our overall leverage and debt service requirements. There is no assurance that we will have sufficient cash flows from operating activities, cash on hand and available capital sources to service any indebtedness or pay contingent earnout liabilities when due, or finance other working capital needs, and failure to do so may result in a material adverse effect on our business, operations, and financial condition. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Commitments for further discussion of our debt obligations and contingent earnout liabilities.
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
As of December 31, 2025, we had total consolidated debt outstanding of approximately $1.7 billion, collateralized by substantially all of Baldwin Holdings' assets, including a pledge of all equity securities Baldwin Holdings holds in each of its subsidiaries. During the year ended December 31, 2025, we had debt servicing costs of $279.1 million, inclusive of $163.2 million in principal repayments and $115.3 million of interest payments. On January 2, 2026, we incurred an additional $600.0 million of incremental term B loans under the JPM Credit Agreement, increasing our indebtedness and related debt service obligations.
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
The JPM Credit Agreement and indenture governing the Senior Secured Notes contain covenants that, among other things, restrict our ability to make certain restricted payments, incur additional debt, engage in certain asset sales, mergers, acquisitions or similar transactions, create liens on assets, engage in certain transactions with affiliates, change our business or make certain investments and require us to comply with certain financial covenants. The restrictions in the JPM Credit Agreement and indenture governing the Senior Secured Notes may prevent us from taking actions that we believe would be in the best interest of our business and our stockholders and may make it difficult for us to execute our business strategy successfully or effectively compete with companies that are not similarly restricted. We may also incur future debt obligations that might subject us to additional or more restrictive covenants that could affect our financial and operational flexibility, including our ability to pay dividends. We cannot make any assurances that we will be able to refinance our debt or obtain additional financing on terms acceptable to us, or at all. A failure to comply with the restrictions under the JPM Credit Agreement and/or indenture governing the Senior Secured Notes could result in a default under the financing obligations or could require us to obtain waivers from our lenders for failure to comply with these restrictions. The occurrence of a default that remains uncured or the inability to secure a necessary consent or waiver could cause our obligations with respect to our debt to be accelerated and have a material adverse effect on our business, financial condition and results of operations.

We may incur significant additional indebtedness, which may affect our ability to satisfy our obligations under the JPM Credit Agreement and indenture governing our Senior Secured Notes.
Under the terms of the JPM Credit Agreement and indenture governing the Senior Secured Notes, we may be able to incur significant additional indebtedness, including secured indebtedness, in the future. For example, on January 2, 2026, we incurred $600.0 million of incremental term B loans under the JPM Credit Agreement in connection with the CAC Group Transaction. This could require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, reduce the availability of our cash flow to fund working capital and capital expenditures and execute on our partnership strategy, expose us to the risk of increased interest rates and increase our vulnerability to adverse economic or industry conditions. If new indebtedness is added to our current indebtedness levels, the related risks that we face could be increased, and we may not be able to meet all of our debt obligations. Furthermore, the terms of any future indebtedness we may incur could include more restrictive covenants, which could affect our financial and operational flexibility, including our ability to pay dividends.
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
Macroeconomic conditions, political events and other market conditions in the U.S. and around the world, including the recent resurgence of inflation and interest rate increases, and the risk that the U.S. economy will decelerate into a recession, affect the financial services industry. These conditions may reduce demand for our services or depress pricing for those services, which could have a material adverse effect on our costs and results of operations. Changes in macroeconomic and political conditions, such as the impact from rising inflation and interest rates could also shift demand to services for which we do not have a competitive advantage, and this could negatively affect the amount of business that we are able to obtain. Any changes in U.S. trade policy could trigger retaliatory actions by affected countries, resulting in “trade wars,” which could affect the volume of economic activity in the U.S., including demand for our services.
For example, the demand for insurance policies may be depressed by higher levels of inflation. In addition, a significant portion of our operating expenses goes to employee compensation and benefits, which, in addition to other areas of our operating expenses, are sensitive to inflation. To maintain our ability to successfully compete for the best talent, rising inflation rates may require us to provide compensation increases beyond historical increases, which may significantly increase our compensation costs. Consequently, inflation is expected to increase our operating expenses (both compensation and non-compensation related) over time and may adversely impact our results of operations and cash flows.
Moreover, we have various agreements to lease office space located in 24 states throughout the U.S. and part of such leases contain effective annual rent escalations either fixed or indexed based on a consumer price index or other index. During higher inflationary periods, our rent expenses may increase significantly, which may adversely affect our business, financial condition, results of operations, and cash flows.
Furthermore, during inflationary periods, interest rates have historically increased, which would have a direct effect on the interest expense in case we decide to refinance our existing long-term borrowings, including the JPM Credit Agreement, or incur any additional indebtedness.
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
Because the commissions and fees we earn on the sale of certain insurance products are based on premiums and commission rates set by our insurance and reinsurance company partners, any decreases in these premiums or commission rates, or actions by our insurance company partners seeking repayment of commissions, could result in commissions and fees decreases or expenses to us.
We derive commissions and fees from the sale of insurance products that are paid by our insurance and reinsurance company partners from whom our clients purchase insurance. Because payments for the sale of insurance products are processed internally by our insurance and reinsurance company partners, we may not receive a payment that is otherwise expected in any particular period until after the end of that period, which can adversely affect our ability to budget for significant future expenditures. Additionally, our insurance and reinsurance company partners or their affiliates may, under certain circumstances, seek the chargeback or repayment of commissions as a result of policy lapse, surrender, cancellation, rescission, default or upon other specified circumstances. As a result of the chargeback or repayment of commissions, we may incur an expense in a particular period related to commissions and fees previously recognized in a prior period and reflected in our financial statements. Such an expense could have a material adverse effect on our financial condition and results of operations, particularly if the expense is greater than the amount of related commissions and fees retained by us.
The commission rates are set by our insurance and reinsurance company partners and are based on the premiums that the insurance and reinsurance company partners charge. The potential for changes in premium rates is significant, due to pricing cyclicality in the insurance market. In addition, the insurance industry has been characterized by periods of intense price competition due to excessive underwriting capacity and periods of favorable premium levels due to shortages of capacity. Capacity could also be reduced by our insurance and reinsurance company partners’ failing or withdrawing from writing certain coverages and/or geographic areas that we offer our clients. Commission rates and premiums can change based on prevailing legislative, economic and competitive factors that affect our insurance company partners. These factors, which are not within our control, include the capacity of our insurance and reinsurance company partners to place new business, underwriting and non-underwriting profits of our insurance and reinsurance company partners, consumer demand for insurance products, the availability of comparable products from other insurance companies at a lower cost and the availability of alternative insurance products, such as government benefits and self-insurance products, to consumers. We cannot predict the timing or extent of future changes in commission rates or premiums or the effect any of these changes will have on our business, financial condition and results of operations.
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

Profit-sharing contingent commissions are special revenue-sharing override commissions paid by our insurance company partners based on the attainment of certain metrics such as the profitability, volume or growth of the business placed with such companies generally during the prior year. These are not guaranteed payments and our insurance company partners may change the calculations or potentially elect to stop paying them at all on an annual basis. Over the last two years contingent commissions generally have been in the range of 6.5% to 8.5% of the year’s total core commissions and fees. Increases in loss ratios experienced by our insurance company partners will result in a decreased profit to them and may result in decreases in payments of contingent or profit-sharing commissions to us. Due to, among other things, potentially poor macroeconomic conditions, the inherent uncertainty of loss in our clients’ industries and changes in underwriting criteria (including profitability, volume or growth thresholds), due in part to the high loss ratios experienced by our insurance company partners, we cannot predict the payment of these profit-sharing contingent commissions. Further, we have no control over the ability of our insurance company partners to estimate loss reserves, which affects our ability to make profit-sharing calculations. Override commissions are paid by our insurance company partners based on the attainment of certain metrics such as the profitability, volume or growth of the business that we place with them and are generally paid over the course of the year or in the beginning of the following year. Because profit-sharing contingent commissions and override commissions materially affect our commissions and fees, any decrease in their payment to us could adversely affect our results of operations, profitability and our financial condition.
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
We utilize artificial intelligence, which could expose us to liability or adversely affect our business.
We utilize artificial intelligence, machine learning, and similar tools and technologies that collect, aggregate, analyze or generate data or other materials or content (collectively, “AI”) in connection with our business. There are significant risks involved in utilizing AI and no assurance can be provided that our use of such AI will enhance our products or services or produce the intended results. For example, AI algorithms may be flawed, insufficient, of poor quality, reflect unwanted forms of bias, or contain other errors or inadequacies, any of which may not be easily detectable; AI has been known to produce false or “hallucinatory” inferences or outputs; AI can present ethical issues and may subject us to new or heightened legal, regulatory, ethical, or other challenges; and inappropriate or controversial data practices by developers and end-users, or other factors adversely affecting public opinion of AI, could impair the acceptance of AI solutions, including those incorporated in our products and services. If the AI tools that we use are deficient, inaccurate or controversial, we could incur operational inefficiencies, competitive harm, legal liability, brand or reputation harm, or other adverse impacts on our business and financial results. If we do not have sufficient rights to use the data or other material or content on which the AI tools we use rely, or the output of such AI tools, we also may incur liability through the violation of applicable laws and regulations, third-party intellectual property, privacy or other rights, or contracts to which we are a party.
In addition, regulation of AI is rapidly evolving as legislators and regulators are increasingly focused on these powerful emerging technologies and as they remain the object of intense geostrategic competition. The technologies underlying AI and its uses are subject to a variety of laws and regulations, including intellectual property, data privacy and cybersecurity, client protection, trade and export controls, competition, and equal opportunity laws, and are expected to be subject to increased regulation and new laws or new applications of existing laws and regulations. AI is the subject of ongoing review by various U.S. governmental and regulatory agencies, and various U.S. states are applying, or are considering applying, their platform moderation, data privacy and cybersecurity laws and regulations to AI or are considering general legal frameworks for AI. We may not be able to anticipate how to respond to these rapidly evolving frameworks, and we may need to expend resources to adjust our operations or offerings in certain jurisdictions if the legal frameworks are inconsistent across jurisdictions.
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
Strategic acquisitions to complement and further expand our business, which we refer to as partnerships, have been an important part of our competitive strategy. For example, on January 1, 2026, we completed the previously announced partnership with CAC Group, a nationally recognized specialty and middle-market insurance brokerage firm.

The acquisition landscape is competitive. However, we expect to remain active and opportunistic in pursuing potential transactions. Our ability to identify and complete acquisitions, or if we are inefficient or unsuccessful at integrating any partner into our operations, may impact our ability to achieve our planned rates of growth or improve our market share, profitability or competitive position in specific markets or services. The process of integrating a partner has created, and will continue to create, operating difficulties. The risks we face include:
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
•the consequences of the conduct of our acquired companies prior to their acquisition by us, including the occurrence of data breaches or other cybersecurity attacks during the integration of information systems, as well as increased costs associated with implementing state and regulatory compliance procedures, including data privacy and cybersecurity protections; and
•failure to realize expected revenue synergies or other anticipated benefits from our partnerships, including the CAC Group Transaction, and the possibility that our experience operating such partnerships requires us to adjust our expectations regarding the impact of acquisitions on our operating results.
Furthermore, when regulatory approval of our proposed partnerships is required, our ability to complete such partnerships may be limited by an ongoing regulatory review or other issues with the relevant regulator.
There may be liabilities that we fail to discover while conducting due diligence, that we inadequately assess or that are not properly disclosed to us. In particular, to the extent that any partner (i) failed to comply with or otherwise violated applicable laws or regulations, (ii) failed to fulfill contractual obligations to clients, insurance company partners or other third parties such as vendors, service providers or contracted agents, or (iii) incurred material liabilities or obligations to clients that are not identified during the diligence process, we, as the successor owner, may be financially responsible for these violations, failures and liabilities and may suffer financial or reputational harm or otherwise be adversely affected. In addition, as part of a partnership, we may assume responsibilities and obligations of the partner pursuant to the terms and conditions of agreements entered by the acquired entity that are not consistent with the terms and conditions that we typically accept and require. We also may be subject to litigation or other claims in connection with a partner, including claims from colleagues, clients, stockholders or other third parties. Any material liabilities we incur that are associated with our partnerships could harm our business, results of operations and financial condition. In addition, we have made, and will continue to make, assumptions and estimates relating to our partnerships, including regarding CAC Group’s business, that involve significant judgment and may prove to be materially inaccurate, including assumptions regarding future revenue and earnings, expenses and expense allocation, and integration timelines and costs.
Our partnership strategy is also affected by our ability to secure additional debt or equity financing in the future to fund acquisitions. We may not be able to obtain such additional financing or, if available, it may not be in amounts and on terms acceptable to us. To the extent we finance acquisitions or related deferred or contingent consideration through additional indebtedness or the issuance of equity, our interest expense may increase and/or our stockholders may experience dilution. We cannot predict or guarantee that we will successfully identify suitable acquisition candidates, consummate any partnership or integrate any partner, including CAC Group. Any failure to do so could have an adverse impact on our business, results of operations and financial condition.

We are exposed to risk of impairment of goodwill. An impairment of goodwill could have a material adverse effect on our financial condition and results of operations.
When we acquire partners, we record goodwill and other intangible assets. As of December 31, 2025, we had $1.5 billion of goodwill recorded on our balance sheet, which represented 39% of our total assets. Goodwill is not amortized and is subject to assessment for impairment when the facts and circumstances suggest an impairment test is necessary, but in any event, at least annually. The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting units. We compare the fair value of each reporting unit with its carrying amount to determine if there is potential impairment of goodwill. The determinations of impairment indicators and the fair value are based on estimates and assumptions related to the amount and timing of future cash flows and future interest rates. Such estimates and assumptions could change in the future as more information becomes available, which could impact the amounts reported and disclosed. A significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate, or slower growth rates could result in the need to perform an additional impairment analysis prior to the next annual goodwill impairment test. If we were to conclude that a future impairment of our goodwill is necessary, we would then record the appropriate charge, which could result in material charges that are adverse to our operating results and financial position.
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
For the year ended December 31, 2025, two insurance company partners accounted for an aggregate of approximately 17% of our total core commissions and fees. Should either of these insurance company partners seek to terminate their respective arrangements with us or in the case of material financial impairment of such insurance company partners, we could be forced to move our business to other insurance company partners and additional expense and loss of market share could possibly result.
Our business may be harmed if we lose our relationships with insurance and reinsurance company partners, referral partners or other trading partners, fail to maintain good relationships with insurance and reinsurance company partners, referral partners or other trading partners, become dependent upon a limited number of insurance and reinsurance company partners, referral partners or other trading partners or fail to develop new insurance and reinsurance company partner, referral partner or other trading partner relationships.
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
Similarly, our business enters into contractual agreements with referral partners and other trading partners. If we fail to maintain good relationships with our referral partners and other trading partners, referral partners and other trading partners may choose not to renew their contracts with us and develop their own insurance distribution channels, choose to work with another insurance broker and/or work directly with insurance carriers.
In the future, it may become necessary for us to offer insurance products from a reduced number of insurance and reinsurance company partners or to derive a greater portion of our commissions and fees from a more concentrated number of insurance and reinsurance company partners as our business and the insurance industry evolve. The number of referral and other trading partners we do business with could also be reduced in the future. Should our dependence on a smaller number of insurance and reinsurance company partners, referral partners or other trading partners increase, whether as a result of the termination of insurance and reinsurance company partner, referral partner or other trading partner relationships, the consolidation of insurance and reinsurance company partners, referral partners or other trading partners, or otherwise, we may become more vulnerable to adverse changes in our relationships with these counterparties, particularly in states where we offer insurance products from a relatively small number of insurance and reinsurance company partners, where a small number of insurance companies dominate the market, or where a significant portion of our commission and fees is directly or indirectly derived from our relationships with referral partners or other trading partners. The termination, amendment or consolidation of our relationship with our insurance and reinsurance company partners, referral partners or other trading partners could harm our business, financial condition and results of operations.
Our business, and therefore our results of operations and financial condition, may be adversely affected by conditions that result in reduced insurer and/or reinsurer capacity.
Our results of operations depend on the continued capacity of our insurance and reinsurance company partners to underwrite risk and provide coverage, which in turn depends on those insurance company partners’ ability to procure reinsurance. Capacity could also be reduced by insurance and reinsurance company partners failing or withdrawing from writing certain coverages that we offer to our clients. To the extent that reinsurance becomes less widely available or significantly more expensive, we may not be able to procure the amount or types of coverage that our clients desire, and the coverage we are able to procure for our clients may be more expensive or limited.

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
A variety of organizations have developed ratings to measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. Investments in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions. Unfavorable ratings of Baldwin or our industry, as well as omission of inclusion of our stock into ESG-oriented investment funds may lead to negative investor sentiment and the diversion of investment to other companies or industries, which could have a negative impact on the price of our Class A common stock.
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
In addition, the U.S. Federal Reserve has identified the climate as a systemic risk to the economy. It also reported that a gradual change in investor sentiment regarding climate risk introduces the possibility of abrupt tipping points or significant swings in sentiment, which could create unpredictable follow-on effects in financial markets. If this occurred, not only would we be negatively impacted by the general economic decline, but a drop in the stock market affecting the price of our Class A common stock could negatively impact our ability to grow through mergers and acquisitions financed using our common stock.
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

State insurance laws grant supervisory agencies, including state departments of insurance, departments of financial services, and similar regulatory authorities, broad administrative authority. State insurance regulators and the National Association of Insurance Commissioners continually review existing laws and regulations, some of which affect our business. These supervisory agencies regulate many aspects of the insurance business, including the licensing of insurance brokers and agents and other insurance intermediaries, the handling of third-party funds held in a fiduciary capacity and trade practices, such as marketing, advertising and compensation arrangements entered into by insurance brokers and agents. This legal and regulatory oversight could reduce our profitability or limit our growth by increasing the costs of legal and regulatory compliance, and by limiting or restricting the products or services we sell, the markets we serve or enter, the methods by which we sell our products and services, and the form of compensation we can accept from our clients, insurance company partners and third parties. Moreover, in response to perceived excessive cost or inadequacy of available insurance, states have from time to time created state insurance funds and assigned risk pools, which compete directly, on a subsidized basis, with private insurance providers.
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
Risks Relating to our Organizational Structure
We are a holding company with our principal asset being our 61% ownership interest in Baldwin Holdings, and our Pre-IPO LLC Members, whose interest in our business may be different from yours, have approval rights over certain transactions and actions taken by us or Baldwin Holdings.
We are a holding company, and our principal asset is our direct or indirect ownership of 61% of the outstanding LLC Units. We have no independent means of generating commissions and fees.

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
A group comprised of Lowry Baldwin, our Chairman; BIGH, LLC, an entity controlled by Lowry Baldwin; Elizabeth Krystyn; Laura Sherman; Trevor Baldwin, our Chief Executive Officer; Dan Galbraith, President, The Baldwin Group and CEO, Retail Brokerage Operations; Brad Hale, our Chief Financial Officer; and certain trusts established by such individuals, have entered into a Voting Agreement, as amended, with Lowry Baldwin, our Chairman, pursuant to which, in connection with any meeting of our stockholders or any written consent of our stockholders, each such person and trust party will agree to vote or exercise their right to consent in the manner directed by Lowry Baldwin. As of December 31, 2025, Lowry Baldwin through the Voting Agreement beneficially owns 16.98% of the voting power of our common stock.
Subsequent to the execution of the Consent Agreement, the Company and certain of the parties to the Stockholders Agreement entered into a new stockholders agreement on October 30, 2024 (the “2024 Stockholders Agreement”) in response to the Lawsuit (as defined and discussed in Note 22 to our consolidated financial statements included in Part II, Item 8. Financial Statements and Supplementary Data of this report). The 2024 Stockholders Agreement will go into effect if the final nonappeallable judgment in the Lawsuit does not find that the 2019 Stockholders Agreement is valid pursuant to its terms. Once the operative provisions of the 2024 Stockholders Agreement are in effect and for so long as the Substantial Ownership Requirement (as defined in the 2024 Stockholders Agreement) is met, the Holders will have essentially the same rights contemplated by the 2019 Stockholders Agreement, including approval rights over certain specified matters relating to us or Baldwin Holdings that must be satisfied prior to the occurrence of such specified matters, including: a merger, consolidation or sale of all or substantially all of the assets of Baldwin Holdings and its subsidiaries; any dissolution, liquidation or reorganization (including filing for bankruptcy) of Baldwin Holdings and its subsidiaries or any acquisition or disposition of any asset for consideration in excess of 5% of our and our subsidiaries’ total assets on a consolidated basis; the incurrence, guarantee, assumption or refinancing of indebtedness, or grant of a security interest, in excess of 10% of total assets (or that would cause aggregate indebtedness or guarantees thereof to exceed 10% of total assets); the issuance of certain additional equity interests of the Company, Baldwin Holdings or any of their subsidiaries for consideration in an amount exceeding $10 million (other than pursuant to an equity incentive plan that has been approved by our board of directors); the establishment or amendment of any equity, purchase or bonus plan for the benefit of employees, consultants, officers or directors; any capital or other expenditure in excess of 5% of total assets; the declaration or payment of dividends on Class A common stock or distributions by Baldwin Holdings on LLC Units other than tax distributions as defined in the Amended LLC Agreement; changing the number of directors on our board of directors (other than certain automatic changes pursuant to our certificate of incorporation); hiring, termination or replacement of, establishment of compensation (including benefits) payable to, or making other significant decisions relating to, our or Baldwin Holdings' senior management and key employees, including our Chief Executive Officer, including entry into or modification of employment agreements, adopting or modifying plans relating to any incentive securities or employee benefit plans or granting incentive securities or benefits under any existing plans; changing our or Baldwin Holdings’ jurisdiction of incorporation; changing the location of our or Baldwin Holdings’ headquarters; changing our or Baldwin Holdings’ name; changing our or Baldwin Holdings’ fiscal year; changing our public accounting firm; amendments to our or Baldwin Holdings’ governing documents; and adopting a shareholder rights plan. Furthermore, the 2024 Stockholders Agreement provides that, for so long as the Substantial Ownership Requirement is met, the Holders may designate the nominees for a majority of the members of our board of directors, including the Chairman of our board of directors.
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
Finally, because we are a holding company with no operations of our own, our ability to make payments under the Tax Receivable Agreement depends on the ability of Baldwin Holdings to make distributions to us. The JPM Credit Agreement restricts the ability of Baldwin Holdings to make distributions to us, which could affect our ability to make payments under the Tax Receivable Agreement. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid, which could negatively impact our results of operations and could also affect our liquidity in periods in which such payments are made.
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
We may issue a substantial amount of our common stock in the future, which could cause dilution to investors and otherwise adversely affect the price of our Class A common stock.
A key element of our growth strategy is to make acquisitions. As part of our acquisition strategy, we may issue shares of our common stock, as well as LLC Units of Baldwin Holdings, as consideration for such acquisitions. These issuances could be significant. For example, we issued an aggregate of 23,951,021 shares of Class A common stock pursuant to various acquisition agreements we entered into in January 2026, including the CAC Group Transaction. To the extent that we make acquisitions and issue our shares of common stock as consideration, your equity interest in us will be diluted. Any such issuance will also increase the number of outstanding shares of common stock that will be eligible for sale in the future. Persons receiving shares of our common stock in connection with these acquisitions may be more likely to sell off their common stock, which may influence the price of our common stock. In addition, the potential issuance of additional shares in connection with anticipated acquisitions could lessen demand for our common stock and result in a lower price than might otherwise be obtained. We may issue a significant amount of our common stock in the future for other purposes as well, including in connection with financings, including to finance the cash portion of acquisition consideration to execute on our partnership strategy, for compensation purposes, in connection with strategic transactions or for other purposes.

We expect that the price of our Class A common stock will be volatile, which could cause the value of your investment to decline, and you may not be able to resell your shares for a profit.
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
Our board of directors will periodically review the cash generated from our business and the capital expenditures required to finance our global growth plans and determine whether to declare periodic dividends to our stockholders. Our board of directors will take into account general economic and business conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, including restrictions and covenants contained in the JPM Credit Agreement, business prospects and other factors that our board of directors considers relevant. In addition, the JPM Credit Agreement limits the amount of distributions that Baldwin Holdings can make to us and the purposes for which distributions could be made. Accordingly, we may not be able to pay dividends to our Class A common stockholders even if our board of directors would otherwise deem it appropriate. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources for additional information.
Short selling could increase the volatility of the price of our Class A Common Stock.
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
The trading market for our Class A common stock will rely in part on the research and reports that industry or securities analysts publish about us or our business. We currently have research coverage by industry and securities analysts. If no or few analysts continue coverage of us, the trading price of our Class A common stock would likely decrease. If one or more of the analysts covering our business downgrade their evaluations of our Class A common stock, the price of our Class A common stock could decline. If one or more of these analysts cease to cover our Class A common stock, we could lose visibility in the trading market for our Class A common stock, which in turn could cause the price of our Class A common stock to decline.

If we experience material weaknesses or significant deficiencies in the future, or otherwise fail to maintain an effective environment of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.
If we identify material weaknesses or significant deficiencies in our internal control over financial reporting in the future, or if we are unable to comply with the demands that will be placed upon us as a public company, including the requirements of Section 404 of the Sarbanes-Oxley Act, in a timely manner, we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC. In addition, if we are unable to disclose that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets, and the price of our Class A common stock may be adversely affected.
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
To implement our cybersecurity strategy, we maintain various safeguards to secure the data we hold, including encrypting sensitive data, utilizing a robust 24/7/365 security monitoring system, regularly assessing product features for security vulnerabilities, conducting continuous internal penetration tests, and leveraging multi-factor authentication to help effectively protect sensitive information and appropriate access rights. We also have data and cybersecurity protection and control policies to facilitate a secure environment for sensitive information and to preserve the availability of critical data and systems. We have processes in place to assess and manage vendor cybersecurity risks, which include initial and periodic security program reviews through the use of third-party vendors who specialize in this subject matter. We have engaged our independent, internal audit team that reports directly to the Chair of the Audit Committee of our board of directors to audit our adherence to our cybersecurity policies. These audits help us assess our internal preparedness, guidance based on best practices and industry standards, and compliance with applicable laws and regulations as well as help us to identify areas for continued focus and improvement. We conduct annual information security awareness training for employees involved in the systems or processes connected to confidential and sensitive information. We also carry insurance that provides certain, limited protection against potential losses arising from a cybersecurity incident.

The Technology & Cyber Risk Committee of our board of directors (the “TCRC”) is responsible for overseeing and reviewing our cybersecurity program and cybersecurity risk exposure and the steps taken to monitor and mitigate such exposure. The TCRC also monitors and reviews our strategic artificial intelligence initiatives, the risk exposure related to such initiatives, and the steps being taken to mitigate such exposure. The Retail CTO (as defined below), the Chief Information Security Officer (“CISO”) for IAS, MIS and Corporate, who also serves as our General Counsel, and the UCTS CTO/CISO (as defined below) report to the TCRC periodically, and the TCRC updates the full board of directors on cybersecurity matters periodically.
Our information security team for IAS, MIS and Corporate is led by our Retail Brokerage Chief Technology Officer (“Retail CTO”). Our Retail CTO reports to our President, The Baldwin Group & CEO, Retail Brokerage Operations. Our Retail CTO has served in the role since 2025 and has experience in application security, intrusion detection, penetration testing, Continuous Threat Exposure Management ("CTEM"), and unconventional cyber-attack vectors, having previously led technology teams at Players Health, Everest Reinsurance, Quanta Holdings, and Converium (now part of SCOR). Among other functions, our Retail CTO oversees a team of information security professionals who are devoted full time to assessing and managing cybersecurity threats on a day-to-day basis. Our Retail CTO attends each quarterly meeting of the TCRC to brief members on information security matters and discuss cybersecurity risks generally.
Our information security team for UCTS is led by our Chief Technology Officer—UCTS (“UCTS CTO”), who also serves as our CISO for UCTS. Our UCTS CTO/CISO reports to our President, The Baldwin Group & CEO, Underwriting, Capacity and Technology Operations. Our UCTS CTO/CISO has served in the role since 2024 and has experience in application security, intrusion detection, penetration testing, CTEM, and unconventional cyber-attack vectors, having previously led technology teams across various sectors, including financial services and travel management. Among other functions, our UCTS CTO/CISO oversees a team of information security professionals who are devoted full time to assessing and managing cybersecurity threats on a day-to-day basis. Our UCTS CTO/CISO also attends each quarterly meeting of the TCRC to brief members on information security matters and discuss cybersecurity risks generally.
In addition, our management team has established an internal Cyber Steering Committee (the “Cyber SteerCo”), which includes processes designed to identify, assess, categorize, and monitor key current and evolving risks facing us, including cybersecurity risks. Each of the Retail CTO and UCTS CTO/CISO sits on the Cyber SteerCo along with our General Counsel and CISO.
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
ITEM 2. PROPERTIES
Our corporate headquarters is located in leased offices in Tampa, Florida. The leases consist of approximately 105,000 square feet and expire in August 2030. Our insurance brokerage business leases office space in approximately 125 operating locations located in 24 states throughout the U.S. These offices are generally located in shopping centers, small office parks and office buildings, with lease terms expiring through the next ten years. These facilities are suitable for our needs and we believe that they are well maintained.
ITEM 3. LEGAL PROCEEDINGS
Please refer to Note 22 to our consolidated financial statements included in Part II, Item 8. Financial Statements and Supplementary Data of this report for a discussion of legal proceedings to which the Company is subject.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A common stock is listed on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “BWIN.” Our Class B common stock is not listed nor traded on any stock exchange.
On February 20, 2026, there were 358 stockholders of record of our Class A common stock and 50 stockholders of record of our Class B common stock. The number of record holders does not include persons who held shares of our Class A common stock in nominee or “street name” accounts through brokers.
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
Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities
The following table provides information about our repurchase of shares of our Class A common stock during the three months ended December 31, 2025:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value that may yet be Purchased under the Plans or Programs
October 1, 2025 to October 31, 2025	75,791	$27.16	—	$—
November 1, 2025 to November 30, 2025	349	27.38	—	—
December 1, 2025 to December 31, 2025	21,795	27.92	—	—
Total	97,935	$27.33	—	$—
__________
(1)    We purchased 97,935 shares during the three months ended December 31, 2025, which were acquired from our employees to cover required tax withholding on the vesting of shares granted under the Baldwin Omnibus Incentive and Partnership Inducement Award Plans.
Performance Graph
The following performance graph compares the cumulative total shareholder return of an investment in our Class A common stock from December 31, 2020 through December 31, 2025 to the cumulative total return of the Russell 2000 Index (“Russell 2000”) and the Standard & Poor Composite 1500 Insurance Brokers Index (“S&P 1500”). The graph assumes that $100 was invested on December 31, 2020 and the reinvestment of dividends, if any. The share price performance presented below is not necessarily indicative of future results.
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
See also “Note Regarding Forward-Looking Statements.”
EXECUTIVE SUMMARY OF 2025 FINANCIAL RESULTS
We are an independent insurance distribution firm providing indispensable expertise and insights that strive to give our clients the confidence to pursue their purpose, passion and dreams. The following is a summary of our 2025 financial results.
Revenues for the year ended December 31, 2025 were $1.5 billion, an increase of $115.8 million, or 8%, year over year. Core commissions and fees grew organically by $98.5 million as a result of new and renewal business from clients across industry sectors and continued outperformance from MSI. Commissions and fees contributed by partnership activity were $23.6 million. In addition, profit-sharing and other revenue grew organically by $1.5 million. This growth was offset in part by a decrease in commissions and fees of $5.8 million related to the divestiture of our Wholesale Business in the first quarter of 2024.
Operating expenses for the year ended December 31, 2025 were $1.4 billion, an increase of $102.6 million, or 8%, year over year. The increase in operating expenses was driven by higher other operating expenses, including increased technology outlay as we continue to invest in automation and efficiency and higher incurred losses and loss adjustment expense related to our newly established Captive business, as well as higher colleague compensation and benefits and outside commissions, largely reflecting the correlation between compensation and revenue growth, and increased amortization expense associated with our partnership activity.
Interest expense, net, for the year ended December 31, 2025 was $121.4 million, a decrease of $2.2 million, or 2%, year over year, as a result of lower average interest rates due to the 2025 Refinancings and federal rate reductions, offset in part by higher average borrowings. We expect interest expense to grow in the near term on a year-over-year basis due to higher borrowings under the JPM Credit Facility to fund partnership opportunities and the settlement of deferred payment obligations, offset slightly by lower expected average interest rates.
During the year ended December 31, 2025, we reported a loss on extinguishment and modification of debt of $6.2 million related to the 2025 Refinancings.
Net loss for the year ended December 31, 2025 was $54.2 million, or a $0.50 loss per fully diluted share, compared to a net loss of $41.1 million, or a $0.39 loss per fully diluted share, in the same period of 2024.
Adjusted EBITDA for the year ended December 31, 2025 was $341.5 million, an increase of $29.0 million year over year. Adjusted EBITDA margin was 22.7% for 2025, a 20 basis point expansion compared to 22.5% in 2024.
Adjusted net income for the year ended December 31, 2025 was $198.9 million, an increase of $22.0 million year over year. Adjusted diluted EPS was $1.67 for 2025, an increase of 11% over $1.50 for 2024.
Organic revenue for the year ended December 31, 2025 was $1.47 billion compared to $1.38 billion for the same period of 2024. Organic revenue growth was $100.0 million, or 7%, for 2025 compared to $196.9 million, or 17%, for 2024.
Refer to the Non-GAAP Financial Measures section below for reconciliations of adjusted EBITDA, adjusted EBITDA margin, adjusted net income, adjusted diluted EPS, organic revenue and organic revenue growth to the most directly comparable GAAP financial measures.

RECENT DEVELOPMENTS
Effective January 1, 2026, the Company acquired the outstanding equity interests of the business of CAC Group for aggregate consideration paid by the Company at closing consisting of $438.0 million of cash (subject to customary purchase price adjustments) and 23,200,000 shares of the Company's Class A common stock. The purchase consideration also includes a deferred payment of $70.0 million in cash, payable upon the fourth anniversary of the closing date of the CAC Group Transaction. CAC Group may be entitled to receive up to $250.0 million of additional contingent consideration payable in cash based upon the achievement of certain post-closing revenue focused performance measures. The partnership with CAC Group will significantly expand the specialty capabilities of the Company's IAS operating group and strengthen its specialty product lines and data and analytics platform.
RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024
For a discussion of our 2023 financial results and a comparison of financial results for the years ended December 31, 2024 to 2023, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K filed with the SEC on February 25, 2025.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements as of December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024 and 2023 and the related notes and other financial information included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under Item 1A. Risk Factors.

The following is a discussion of our consolidated results of operations for the years ended December 31, 2025 and 2024.

	For the Years Ended December 31,		Variance
(in thousands, except percentages)	2025	2024	Amount	%
Revenues:
Core commissions and fees	$1,383,055	$1,268,790	$114,265	9%
Profit-sharing and other income	110,625	108,326	2,299	2%
Commissions and fees	1,493,680	1,377,116	116,564	8%
Investment income	11,204	11,921	(717)	(6)%
Total revenues	1,504,884	1,389,037	115,847	8%

Operating expenses:
Colleague compensation and benefits	777,531	762,219	15,312	2%
Outside commissions	279,711	269,829	9,882	4%
Other operating expenses	240,282	192,366	47,916	25%
Amortization expense	121,316	102,730	18,586	18%
Change in fair value of contingent consideration	5,594	(4,949)	10,543	n/m
Depreciation expense	6,514	6,194	320	5%
Total operating expenses	1,430,948	1,328,389	102,559	8%

Operating income	73,936	60,648	13,288	22%

Other income (expense):
Interest expense, net	(121,428)	(123,644)	2,216	(2)%
Gain on divestitures	290	38,953	(38,663)	(99)%
Loss on extinguishment and modification of debt	(6,226)	(15,113)	8,887	(59)%
Other income (expense), net	635	(194)	829	n/m
Total other expense	(126,729)	(99,998)	(26,731)	27%
Loss before income taxes and share of net earnings of equity method investee	$(52,793)	$(39,350)	$(13,443)	34%
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
Commissions and fees increased $116.6 million, or 8%, year over year to $1.5 billion, driven by organic growth in core commissions and fees of $98.5 million related to new and renewal business across client industry sectors and continued outperformance from MSI, partnership activity of $23.6 million, and organic growth in profit-sharing and other revenue of $1.5 million. This growth was offset in part by a decrease in commissions and fees of $5.8 million related to the divestiture of our Wholesale Business in the first quarter of 2024.
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
Colleague compensation and benefits expense increased $15.3 million, or 2%, year over year. Partnership activity contributed $8.2 million to the increase in colleague compensation and benefits in 2025, offset in part by a $1.4 million decrease related to our Wholesale Business, which was sold in the first quarter of 2024. After excluding colleague compensation and benefits expense related to our partnerships and divestitures, colleague compensation and benefits expense increased $8.5 million due to increases in colleague compensation of $33.8 million, inside advisor commissions of $8.9 million and benefits and other of $8.4 million as a result of the continued investment in our growth and elevated health plan costs, offset in part by a decrease in colleague earnout incentives of $43.7 million resulting from settlement activity in 2025.
Outside Commissions
Outside commissions increased $9.9 million, or 4%, year over year. After excluding outside commissions of $3.0 million earned by the Wholesale Business during 2024 for which there was no comparable expense in 2025, outside commissions increased $12.9 million, or 5%. Outside commissions increased at a lower rate than core commissions and fees primarily due to continued scaling of our UCTS business, product mix shift and contributions from the Capacity Solutions group (which generally does not have significant outside commissions).
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
Other operating expenses increased $47.9 million year over year, driven by higher incurred losses and loss adjustment expense (“LAE”) of $19.1 million related to our newly established Captive business, professional fees of $14.0 million due to partnership activity and fees related to organizing the Reciprocal, technology and software-related costs of $4.4 million, advertising and marketing of $3.6 million in connection with the continued rollout of our rebranding, legal settlement expense of $2.1 million, and licenses and taxes of $2.1 million due to growth in the business.

Amortization Expense
Amortization expense increased $18.6 million year over year, driven by our 2025 partnership activity and an increase in capitalized software, offset in part by the acceleration of trade names amortization during 2024 in connection with rebranding within IAS.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration was a $5.6 million loss for the year ended December 31, 2025 compared to a $4.9 million gain for the same period of 2024. The fair value loss related to contingent consideration for the year ended December 31, 2025 was impacted by positive changes in revenue growth trends of certain partners and accretion of the contingent earnout obligations approaching their respective measurement dates, in addition to a loss recognized in reclassifying $1.8 million of earnouts from colleague earnout incentives.
Interest Expense, Net
Interest expense, net, decreased $2.2 million year over year as a result of lower average interest rates due to the 2025 Refinancings and federal rate reductions, offset in part by higher average borrowings. We expect interest expense to grow in the near term on a year-over-year basis due to higher borrowings under the JPM Credit Facility to fund partnership opportunities and the settlement of deferred payment obligations, offset slightly by lower expected interest rates.
Refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk for further discussion of the impact of interest rates on our results of operations, financial condition and cash flows.
Gain on Divestitures
Gain on divestitures decreased $38.7 million year over year, driven by a $35.1 million gain recorded during 2024 in connection with the sale of our Wholesale Business.
Loss on Extinguishment and Modification of Debt
Loss on extinguishment and modification of debt of $6.2 million for the year ended December 31, 2025 relates to the 2025 Refinancings. Loss on extinguishment and modification of debt of $15.1 million for the same period of 2024 relates to the JPM Credit Facility refinancing completed in May 2024.
FINANCIAL CONDITION—COMPARISON OF CONSOLIDATED FINANCIAL CONDITION AT DECEMBER 31, 2025 TO DECEMBER 31, 2024.
Our total assets and total liabilities increased $327.5 million and $251.9 million, respectively, year over year. The most significant changes in assets and liabilities are described below.
Assumed premiums, commissions and fees receivable, net increased $58.6 million as a result of overall revenue growth and the timing of cash collections.
Right-of-use assets and operating lease liabilities decreased $10.4 million and $10.1 million, respectively, due to ongoing measures to consolidate our facilities footprint in certain geographies.
Other assets increased $34.4 million driven by investments in third party businesses that support the growth of our business, higher deferred commission expense related to new business growth and capitalization of implementation costs related to new technology platforms.
Intangible assets, net increased $24.9 million driven by the intangible assets capitalized in conjunction with 2025 partnerships of $118.4 million, and capitalized software development costs related to infrastructure to support our business of $35.5 million, offset in part by amortization expense of $121.3 million.

Goodwill increased $104.8 million as a result of our 2025 partnerships.
Commissions payable decreased $22.2 million driven primarily by the timing of commission payments relative to the timing of collections from clients.
Accrued expenses and other current liabilities increased $86.7 million as a result of increases in accrued expenses relating, in part, to the timing of expenses incurred in connection with January 2026 partnerships, deferred payments relating to 2025 partnerships, and accrued compensation and benefits relating to our overall growth and increased health insurance costs.
Colleague earnout incentives decreased $32.8 million as a result of settlement activity in 2025.
The revolving line of credit increased $107.0 million driven by draws to support growth in our business, including the 2025 partnerships.
Long-term debt increased $172.2 million due to the 2025 Refinancings during which we upsized the Term Loans by $175.0 million in the aggregate to support growth in our business, including our 2025 partnerships.
Contingent earnout liabilities decreased $122.3 million resulting from settlements of $146.3 million, offset in part by issuances related to our 2025 partnerships of $18.4 million and an increase in fair value of contingent consideration of $5.6 million.
Fiduciary assets and liabilities increased $78.5 million and $79.0 million, respectively, attributable to overall growth in our business and higher volumes of agency bill premium activity, as well as the timing of cash collections and carrier payable settlements.
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
We calculate organic revenue based on commissions and fees for the relevant period by excluding (i) the first 12 months of commissions and fees generated from new partners and (ii) commissions and fees from divestitures. Organic revenue growth is the change in organic revenue period-to-period, with prior period results adjusted to (i) include commissions and fees that were excluded from organic revenue in the prior period because the relevant partners had not yet reached the 12-month owned mark, but which have reached the 12-month owned mark in the current period, and (ii) exclude commissions and fees related to divestitures from organic revenue. For example, commissions and fees from a partner acquired on June 1, 2024 are excluded from organic revenue for 2024. However, after June 1, 2025, results from June 1, 2024 to December 31, 2024 for such partners are compared to results from June 1, 2025 to December 31, 2025 for purposes of calculating organic revenue growth in 2025. Organic revenue growth is a key metric used by management and our board of directors to assess our financial performance. We believe that organic revenue and organic revenue growth are appropriate measures of operating performance as they allow investors to measure, analyze and compare growth in a meaningful and consistent manner.
We define adjusted EBITDA as net income (loss) before interest, taxes, depreciation, amortization, change in fair value of contingent consideration and certain items of income and expense, including share-based compensation expense, transaction-related partnership and integration expenses, transformation costs, severance, and certain non-recurring items, including those related to raising capital. We believe that adjusted EBITDA is an appropriate measure of operating performance because it eliminates the impact of income and expenses that do not relate to business performance, and that the presentation of this measure enhances an investor’s understanding of our financial performance.

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
We define adjusted net income as net income (loss) attributable to Baldwin adjusted for depreciation, amortization, change in fair value of contingent consideration and certain items of income and expense, including share-based compensation expense, transaction-related partnership and integration expenses, transformation costs, severance, and certain non-recurring costs that, in the opinion of management, significantly affect the period-over-period assessment of operating results, and the related tax effect of those adjustments. We believe that adjusted net income is an appropriate measure of operating performance because it eliminates the impact of income and expenses that do not relate to business performance.
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
Organic Revenue and Organic Revenue Growth
The following table reconciles organic revenue and organic revenue growth to commissions and fees, which we consider to be the most directly comparable GAAP financial measure:

	For the Years Ended December 31,
(in thousands, except percentages)	2025	2024
Commissions and fees	$1,493,680	$1,377,116
Partnership commissions and fees(1)	(23,588)	—
Organic revenue	$1,470,092	$1,377,116
Organic revenue growth(2)	$100,049	$196,922
Organic revenue growth %(2)	7%	17%
__________
(1)    Includes the first 12 months of such commissions and fees generated from newly acquired partners.
(2)    Organic revenue for the year ended December 31, 2024 used to calculate organic revenue growth for the year ended December 31, 2025 was $1.37 billion, which is adjusted to exclude commissions and fees from divestitures that occurred during 2025 and 2024.

Adjusted EBITDA and Adjusted EBITDA Margin
The following table reconciles adjusted EBITDA and adjusted EBITDA margin to net loss, which we consider to be the most directly comparable GAAP financial measure:

	For the Years Ended December 31,
(in thousands, except percentages)	2025	2024
Revenues	$1,504,884	$1,389,037

Net loss	$(54,154)	$(41,081)
Adjustments to net loss:
Interest expense, net	122,778	123,644
Amortization expense	121,316	102,730
Share-based compensation	71,113	65,503
Transaction-related partnership and integration expenses	23,051	10,501
Transformation costs(1)	7,003	—
Severance	6,790	5,756
Depreciation expense	6,514	6,194
Loss on extinguishment and modification of debt	6,226	15,113
Change in fair value of contingent consideration	5,594	(4,949)
Income and other taxes(2)	4,255	7,184
Colleague earnout incentives	(1,779)	41,917
Impairment of right-of-use assets	1,275	—
Gain on divestitures	(290)	(38,953)
Loss on interest rate caps	18	244
Other(3)	21,762	18,682
Adjusted EBITDA	$341,472	$312,485

Net loss margin	(4)%	(3)%
Adjusted EBITDA margin	22.7%	22.5%
__________
(1)    Transformation costs represent certain non-recurring colleague compensation and technology-related expenses related to our $3B/30 Catalyst Program, which is designed to accelerate the infusion of automation, business process optimization and artificial intelligence to transform and elevate our workforce and unlock new avenues for growth.
(2)    Income and other taxes include the Tax Receivable Agreement expense and other operating tax expense, such as state taxes, under GAAP.
(3)    Other addbacks to adjusted EBITDA include certain income and expenses that are considered to be non-recurring or non-operational, including certain recruiting costs, professional fees, litigation costs and bonuses.

Adjusted Net Income and Adjusted Diluted EPS
The following table reconciles adjusted net income to net loss attributable to Baldwin and reconciles adjusted diluted EPS to diluted loss per share, which we consider to be the most directly comparable GAAP financial measures:

	For the Years Ended December 31,
(in thousands, except per share data)	2025	2024
Net loss attributable to Baldwin	$(33,813)	$(24,518)
Net loss attributable to noncontrolling interests	(20,341)	(16,563)
Amortization expense	121,316	102,730
Share-based compensation	71,113	65,503
Transaction-related partnership and integration expenses	23,051	10,501
Transformation costs(1)	7,003	—
Severance	6,790	5,756
Depreciation	6,514	6,194
Loss on extinguishment and modification of debt	6,226	15,113
Change in fair value of contingent consideration	5,594	(4,949)
Other amortization/accretion, net	4,190	5,841
Income tax expense(2)	2,172	6,537
Colleague earnout incentives	(1,779)	41,917
Impairment of right-of-use assets	1,275	—
Gain on divestitures	(290)	(38,953)
Loss on interest rate caps, net of cash settlements	18	2,544
Other(3)	21,762	18,682
Adjusted pre-tax income	220,801	196,335
Adjusted income taxes(4)	21,859	19,437
Adjusted net income	$198,942	$176,898

Weighted-average shares of Class A common stock outstanding - diluted	67,939	63,455
Dilutive weighted-average shares of Class A common stock	3,229	3,598
Exchange of Class B common stock(5)	47,737	50,896
Adjusted diluted weighted-average shares outstanding	118,905	117,949

Diluted loss per share	$(0.50)	$(0.39)
Effect of exchange of Class B common stock and net loss attributable to noncontrolling interests per share	0.04	0.04
Other adjustments to loss per share	2.31	2.01
Adjusted income taxes per share	(0.18)	(0.16)
Adjusted diluted EPS	$1.67	$1.50
___________
(1)    Transformation costs represent certain non-recurring colleague compensation and technology-related expenses related to our $3B/30 Catalyst Program, which is designed to accelerate the infusion of automation, business process optimization and artificial intelligence to transform and elevate our workforce and unlock new avenues for growth.
(2)    Income tax expense includes the Tax Receivable Agreement expense.
(3)    Other addbacks to adjusted net income include certain income and expenses that are considered to be non-recurring or non-operational, including certain recruiting costs, professional fees, litigation costs and bonuses.
(4)    Represents corporate income taxes at assumed effective tax rate of 9.9% applied to adjusted pre-tax income.
(5)    Assumes the full exchange of Class B common stock for Class A common stock pursuant to the Amended LLC Agreement.

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

	For the Years Ended December 31,		Variance
(in thousands, except percentages)	2025	2024	Amount	%
Revenues:
Core commissions and fees	$661,590	$641,286	$20,304	3%
Profit-sharing and other income	61,384	64,871	(3,487)	(5)%
Commissions and fees	722,974	706,157	16,817	2%
Investment income	4,350	5,779	(1,429)	(25)%
Total revenues	727,324	711,936	15,388	2%

Operating expenses:
Colleague compensation and benefits	510,028	523,370	(13,342)	(3)%
Outside commissions	11,431	11,009	422	4%
Other operating expenses	86,064	79,323	6,741	8%
Amortization expense	56,702	60,222	(3,520)	(6)%
Change in fair value of contingent consideration	5,544	(10,458)	16,002	(153)%
Depreciation expense	1,255	1,485	(230)	(15)%
Total operating expenses	671,024	664,951	6,073	1%

Operating income	56,300	46,985	9,315	20%
Total other income, net	1,656	5,172	(3,516)	(68)%
Income before income taxes and share of net earnings of equity method investee	$57,956	$52,157	$5,799	11%
Commissions and Fees
IAS generates (i) commissions for placing insurance policies on behalf of its insurance company partners; (ii) profit-sharing income based on either the underlying book of business or performance, such as loss ratios; and (iii) fees from consulting and service fee arrangements, which are in place with certain clients for a negotiated fee.
IAS commissions and fees increased $16.8 million, or 2%, year over year to $723.0 million, primarily due to organic growth in core commissions and fees. Growth in our core commissions and fees of $20.3 million was driven by 19% sales velocity (new business as a percentage of prior year commissions and fees) compared to 21% in the prior year. Organic growth was pressured by 380 bps of headwind in underlying rate and exposure during the year, attributable to softening insurance rates, particularly in the property line of business, construction project work weakness and overall lower economic activity. This growth was offset by a decrease in profit-sharing and other income of $3.5 million resulting from rate softness and competition amongst insurance carriers. We expect rate softness to continue into 2026, with a focus on commercial property lines.
Colleague Compensation and Benefits
Colleague compensation and benefits expense for IAS decreased $13.3 million, or 3%, year over year primarily due to a decrease in colleague earnout incentives of $41.0 million resulting from settlement activity in 2025, partially offset by increases in colleague compensation of $14.6 million and inside advisor commissions of $7.6 million related to our growth, and benefits and other of $5.2 million related to elevated health plan costs.

Other Operating Expenses
Other operating expenses for IAS increased $6.7 million year over year, primarily due to continued investment in our growth and higher costs relating to professional fees of $5.2 million, legal settlement expense of $3.2 million and advertising and marketing of $1.8 million in connection with the continued rollout of our rebranding, partially offset by lower technology and software-related costs of $1.6 million and travel and entertainment of $1.4 million.
Amortization Expense
Amortization expense for IAS decreased $3.5 million year over year as a result of the acceleration of trade names amortization during 2024 in connection with rebranding within IAS.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration for IAS was a $5.5 million loss for the year ended December 31, 2025 compared to a $10.5 million gain for the same period of 2024. The fair value loss related to contingent consideration for the year ended December 31, 2025 was impacted by positive changes in revenue growth trends of certain IAS partners and accretion of the contingent earnout obligations approaching their respective measurement dates, in addition to a loss recognized in reclassifying $1.6 million of earnouts from colleague earnout incentives.
Total Other Income, Net
Total other income, net for IAS decreased $3.5 million year over year, driven by a $3.8 million gain on divestitures in 2024 related to the sale of certain books of business.

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

	For the Years Ended December 31,		Variance
(in thousands, except percentages)	2025	2024	Amount	%
Revenues:
Core commissions and fees	$527,245	$455,845	$71,400	16%
Profit-sharing and other income	17,345	13,032	4,313	33%
Commissions and fees	544,590	468,877	75,713	16%
Investment income	4,862	4,062	800	20%
Total revenues	549,452	472,939	76,513	16%

Operating expenses:
Colleague compensation and benefits	116,504	101,513	14,991	15%
Outside commissions	264,910	260,204	4,706	2%
Other operating expenses	75,452	41,313	34,139	83%
Amortization expense	21,114	14,950	6,164	41%
Change in fair value of contingent consideration	(1,405)	5,085	(6,490)	(128)%
Depreciation expense	656	568	88	15%
Total operating expenses	477,231	423,633	53,598	13%

Operating income	72,221	49,306	22,915	46%
Total other income (expense), net	(426)	34,107	(34,533)	(101)%
Income before income taxes and share of net earnings of equity method investee	$71,795	$83,413	$(11,618)	(14)%
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
UCTS commissions and fees increased $75.7 million, or 16%, year over year to $544.6 million, primarily due to organic growth in core commissions and fees. Total growth in our core commissions and fees of $71.4 million was driven by continued outperformance in MSI (accounting for $41.2 million of the increase in core commissions and fees), the introduction of the Captive (accounting for $22.6 million of the increase in core commissions and fees), and building momentum in our Capacity Solutions group (accounting for $13.9 million of the increase in core commissions and fees). Total growth in our core commissions and fees includes the partnership contribution of $6.8 million, as well as the impact of the divestiture of our Wholesale Business in the first quarter of 2024 of $(5.5) million. In addition, profit sharing and other increased $4.3 million in 2025. Core commissions and fees growth, excluding amounts related to the Wholesale Business during 2024, was 17%.

Colleague Compensation and Benefits
Colleague compensation and benefits expense for UCTS increased $15.0 million, or 15%, year over year. Partnership activity contributed $6.4 million to the increase in colleague compensation and benefits in 2025, offset in part by a $1.4 million decrease related to the divestiture of our Wholesale Business during 2024. After excluding colleague compensation and benefits expense related to partnership and divestiture activity, colleague compensation and benefits increased $10.0 million, or 10%, as a result of the continued investment in UCTS' growth and elevated health plan costs.
Outside Commissions
Outside commissions for UCTS consist of outside commissions paid to partners that distribute our MGA products. Outside commissions for UCTS increased $4.7 million, or 2%, year over year. After excluding outside commissions of $3.0 million attributable to the Wholesale Business during 2024 for which there was no comparable expense in 2025, outside commissions for UCTS increased $7.7 million, or 3%. Outside commissions for 2025 increased at a lower rate than core commissions and fees due to continued scaling of the business, product mix shift and increased contributions from the Capacity Solutions group (which generally does not have significant outside commissions).
Other Operating Expenses
Other operating expenses for UCTS increased $34.1 million year over year, driven by higher incurred losses and LAE of $19.1 million related to our newly established Captive business, professional fees of $4.4 million due to partnership activity and fees related to the setup of the Reciprocal, advertising and marketing of $1.8 million due to growth in the business, licenses and taxes of $1.7 million and technology and software-related costs of $1.5 million.
Amortization Expense
Amortization expense for UCTS increased $6.2 million year over year, driven by an increase in capitalized software and our 2025 partnership activity.
Change in Fair Value of Contingent Consideration
The change in fair value of contingent consideration for UCTS was a $1.4 million gain for the year ended December 31, 2025 compared to a $5.1 million loss for the same period of 2024. The fair value gain related to contingent consideration for the year ended December 31, 2025 was impacted by negative changes in revenue growth trends of certain UCTS partners.
Total Other Income (Expense), Net
Total other income (expense), net for UCTS decreased $34.5 million year over year, driven by a $35.1 million gain recorded during 2024 in connection with the sale of our Wholesale Business.

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

	For the Years Ended December 31,		Variance
(in thousands, except percentages)	2025	2024	Amount	%
Revenues:
Core commissions and fees	$265,283	$250,825	$14,458	6%
Profit-sharing and other income	32,265	30,423	1,842	6%
Commissions and fees	297,548	281,248	16,300	6%
Investment income	199	35	164	n/m
Total revenues	297,747	281,283	16,464	6%

Operating expenses:
Colleague compensation and benefits	104,707	98,374	6,333	6%
Outside commissions	74,802	77,782	(2,980)	(4)%
Other operating expenses	39,167	35,593	3,574	10%
Amortization expense	41,078	26,452	14,626	55%
Change in fair value of contingent consideration	1,455	424	1,031	n/m
Depreciation expense	732	715	17	2%
Total operating expenses	261,941	239,340	22,601	9%

Operating income	35,806	41,943	(6,137)	(15)%
Total other expense, net	(593)	(15)	(578)	n/m
Income before income taxes and share of net earnings of equity method investee	$35,213	$41,928	$(6,715)	(16)%
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
MIS commissions and fees increased $16.3 million, or 6%, year over year to $297.5 million. MIS core commissions and fees grew $14.5 million in total resulting from the recently acquired Hippo’s Homebuilder Distribution Network (accounting for $15.8 million of the increase in core commissions and fees), our national mortgage and real estate channel (accounting for $2.6 million of the increase in core commissions and fees), our Westwood business (accounting for $1.5 million of the increase in core commissions and fees), and our legacy Mainstreet business (accounting for $0.8 million of the increase in core commissions and fees), partially offset by lower core commissions and fees from our Medicare business of $5.0 million. Overall growth in MIS core commissions and fees was negatively impacted by headwinds in the health business and continued pressure in our legacy Mainstreet business. MIS profit-sharing and other revenue increased $1.8 million driven by overall growth in the MIS business.
Effective May 1, 2025, we are receiving reduced commissions from QBE Insurance Corporation and its affiliates on the portion of our builder-sourced homeowners book of business we are in the process of migrating to the Reciprocal; a temporary headwind that is expected to persist through the first half of 2026 before reversing into a tailwind over time.

Colleague Compensation and Benefits
Colleague compensation and benefits expense for MIS increased $6.3 million, or 6%, year over year. After excluding colleague compensation and benefits expense of $1.8 million related to partnership activity, colleague compensation and benefits increased $4.5 million, which is in line with the prior year as a percentage of our core commissions and fees.
Other Operating Expenses
Other operating expenses for MIS increased $3.6 million year over year, driven by higher legal settlement expense and rent expense of $0.7 million each, and technology-related costs and professional fees of $0.6 million each.
Amortization Expense
MIS amortization expense increased $14.6 million year over year, driven by our 2025 partnership activity and an increase in capitalized software.
CORPORATE AND OTHER RESULTS

	For the Years Ended December 31,		Variance
(in thousands, except percentages)	2025	2024	Amount	%
Revenues:
Commissions and fees	$(71,432)	$(79,166)	$7,734	(10)%
Investment income	1,793	2,045	(252)	(12)%
Total revenues	(69,639)	(77,121)	7,482	(10)%

Operating expenses:
Colleague compensation and benefits	46,292	38,962	7,330	19%
Outside commissions	(71,432)	(79,166)	7,734	(10)%
Other operating expenses	39,599	36,137	3,462	10%
Amortization expense	2,422	1,106	1,316	119%
Depreciation expense	3,871	3,426	445	13%
Total operating expenses	20,752	465	20,287	n/m

Operating loss	(90,391)	(77,586)	(12,805)	17%

Other income (expense):
Interest expense, net	(120,975)	(123,642)	2,667	(2)%
Loss on divestitures	(1,611)	—	(1,611)	—%
Loss on extinguishment and modification of debt	(6,226)	(15,113)	8,887	(59)%
Other income (expense), net	1,446	(507)	1,953	n/m
Total other expense, net	(127,366)	(139,262)	11,896	(9)%

Loss before income taxes and share of net earnings of equity method investee	$(217,757)	$(216,848)	$(909)	—%
__________
n/m    not meaningful
Commissions and Fees
Corporate and Other records the elimination of intercompany commission revenue from the operating groups. During 2025, IAS recorded commission revenue shared with other operating groups of $0.4 million and UCTS recorded commission revenue shared with other operating groups of $71.1 million.

Colleague Compensation and Benefits
Colleague compensation and benefits expense in Corporate and Other increased $7.3 million year over year, driven by an increase in colleague compensation in IT to support our continued growth and technology investments, as well as elevated health plan costs.
Outside Commissions
Outside commissions for Corporate and Other results from the elimination of intercompany commission expense from the operating groups.
Other Operating Expenses
Other operating expenses in Corporate and Other increased $3.5 million year over year primarily due to higher professional fees of $3.8 million due to partnership activity.
Interest Expense, Net
Interest expense, net, in Corporate and Other decreased $2.7 million year over year as a result of lower average interest rates due to the 2025 Refinancings and federal rate reductions, offset in part by higher average borrowings. We expect interest expense to grow in the near term on a year-over-year basis due to higher borrowings under the JPM Credit Facility to fund partnership opportunities and the settlement of deferred payment obligations, offset slightly by lower expected interest rates.
Loss on Extinguishment and Modification of Debt
Loss on extinguishment and modification of debt in Corporate and Other of $6.2 million for year ended December 31, 2025 relates to the 2025 Refinancings. Loss on extinguishment and modification of debt of $15.1 million for the same period of 2024 relates to the JPM Credit Facility refinancing completed in May 2024.
LIQUIDITY AND CAPITAL RESOURCES
Our primary liquidity needs for the foreseeable future will include cash to (i) provide capital to facilitate the organic growth of our business and to fund future partnerships, (ii) pay operating expenses, including cash compensation to our colleagues and expenses related to being a public company, (iii) make payments under the Tax Receivable Agreement, (iv) pay interest and principal due on borrowings under the JPM Credit Facility and Senior Secured Notes, (v) pay contingent earnout liabilities, (vi) pay income taxes, and (vii) fund potential investments in third party businesses that support the growth of our business, which may include sponsorship of, and a minority, non-controlling interest in, other investment funds, the purpose of which may include facilitating the establishment of additional and alternative capacity that supports the growth of our MSI business.
We have historically financed our operations and funded our debt service through the sale of our insurance products and services, and we have financed significant cash needs to fund growth through the acquisition of partners through debt and equity financing.
As of December 31, 2025, the JPM Credit Agreement provides for senior secured credit facilities in an aggregate principal amount of $1.606 billion, which consisted of (i) a term loan facility in the principal amount of $1.006 billion, bearing interest at a rate of term SOFR, plus an applicable margin of 250 bps, maturing May 24, 2031 (the loans thereunder, the “Term Loans”) and (ii) a revolving credit facility with commitments in an aggregate principal amount of $600.0 million, bearing interest at term SOFR plus 185 bps to term SOFR plus 260 bps based on total net leverage ratio, maturing May 24, 2029 (the “Revolving Facility”). As of December 31, 2025, we had $107.0 million outstanding under our Revolving Facility and $16.0 million of undrawn letters of credit issued thereunder.
As of December 31, 2025, Baldwin Holdings also had $600.0 million outstanding of 7.125% Senior Secured Notes due May 15, 2031. Refer to Note 12 to our consolidated financial statements included in Part II, Item 8. Financial Statements and Supplementary Data of this report for more information relating to the terms of the Senior Secured Notes and JPM Credit Facility.
On January 2, 2026, the Company entered into Amendment No. 4 to the JPM Credit Agreement (the “January 2026 Refinancing”) to provide for $600.0 million of incremental term B loans (the “Incremental Term Loans”), increasing the aggregate principal amount of outstanding term loans under the JPM Credit Agreement to approximately $1.604 billion. The Company has used, and intends to use, the net proceeds for cash consideration in connection with partnership opportunities, to pay down outstanding borrowings under the Revolving Facility, and any remaining proceeds for general corporate purposes.

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
In the near term, we intend to fund our earnout obligations with cash and cash equivalents, including unused proceeds from the issuance of the Incremental Term Loans, cash flow from operations and available borrowings under the Revolving Facility. From time to time, we will consider raising additional debt or equity financing if and as necessary to support our growth, including in connection with the exploration of partnership opportunities or to refinance existing obligations on an opportunistic basis.
In addition, we continue to evaluate our capital structure and current market conditions related to our capital structure. In addition to exploring partnership or refinancing opportunities, our Board of Directors has authorized the repurchase of up to $250 million of our outstanding common stock, pursuant to which we may repurchase our common stock in open market or privately negotiated transactions. Refer to Item 9B. Other Information for more information regarding the repurchase program. We have broad discretion over the deployment of our capital and these initiatives may not be successful or could limit our liquidity otherwise available.
As of December 31, 2025, our cash and cash equivalents were $123.7 million and we had $477.0 million of available borrowing capacity on the Revolving Facility. We believe that our cash and cash equivalents, cash flow from operations and available borrowings will be sufficient to fund our working capital and meet our commitments for the next 12 months and beyond.
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
Contractual Obligations and Commitments
The following table represents our contractual obligations and commitments, aggregated by type, at December 31, 2025:

		Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$85,889	$21,723	$36,953	$22,182	$5,031
Debt obligations payable(2)	2,298,087	124,499	242,080	335,452	1,596,056
Undiscounted estimated contingent earnout obligations(3)	26,594	8,814	14,571	1,680	1,529
USF Grant	2,496	864	1,632	—	—
Total	$2,413,066	$155,900	$295,236	$359,314	$1,602,616
__________
(1)    Represents noncancelable operating leases for our facilities. Operating lease expense was $20.8 million and $21.5 million for the years ended December 31, 2025 and 2024, respectively.
(2)    Represents scheduled debt obligation and estimated interest payments for our Senior Secured Notes, Term Loans and the Revolving Facility.
(3)    Represents the total expected future payments to be made to partners and colleagues for earnout-related obligations at December 31, 2025.
Our contractual obligations and commitments are comprised of operating lease obligations, principal and interest payments on our borrowings under the Senior Secured Notes, Term Loans and Revolving Facility, estimated payments of contingent earnout liabilities and our commitment to the University of South Florida (“USF”).
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

Our debt obligations at December 31, 2025 include borrowings outstanding under the Senior Secured Notes of $600.0 million, the Term Loan of $1.004 billion and the Revolving Facility of $107.0 million. Estimated interest payments for outstanding borrowings under the Senior Secured Notes, Term Loans, and Revolving Facility in the table above were calculated based on the applicable interest rates at December 31, 2025 of 7.125%, 6.25%, and 6.39%, respectively, through their respective maturity dates of May 15, 2031, May 24, 2031, and May 24, 2029.
Substantially all of our partnerships and certain acquisitions of select books of business that do not constitute a complete business enterprise include contractual earnout provisions. We record an estimation of the fair value of the contingent earnout obligations at the partnership date as a component of the consideration paid. Our contingent earnout obligations are measured at fair value each reporting period based on the present value of the expected future payments to be made to partners in accordance with the provisions outlined in the respective purchase agreements. The recorded obligations are based on estimates of the partners’ future performance using financial projections for the earnout period. The aggregate estimated contingent earnout liabilities included on our condensed consolidated balance sheet of $23.3 million at December 31, 2025 includes $9.2 million that must be settled in cash and the remaining $14.1 million can be settled in cash or stock at our option. The undiscounted estimated contingent earnout obligation presented in the table above represents the total expected future payments to be made to the partners. The undiscounted estimated contingent earnout obligation of $26.6 million at December 31, 2025 includes $9.2 million that must be settled in cash and the remaining $17.4 million can be settled in cash or stock at our option. The maximum estimated exposure to the contingent earnout liabilities was $50.0 million at December 31, 2025. In January 2026, the Company completed additional partnerships that give rise to additional potential contingent earnout obligations based on varying metrics. For example, in connection with the CAC Group Transaction, we may be obligated to pay up to $250.0 million of contingent consideration payable in cash in accordance with the terms of the post-closing earnout based upon achievement of certain net commission and fee thresholds.
As of December 31, 2025, we have a remaining commitment to USF to donate $2.5 million through October 2028. The gift will provide support for the School of Risk Management and Insurance in the USF Muma College of Business. It is currently anticipated that Lowry Baldwin, the Company's Chairman, will fund half of this commitment.
Effects of Inflation
Certain of our lease agreements feature annual rent escalations either fixed or based on a consumer price index or other index, which, historically, have not had a material impact on our results of operations, including our results of operations for the years ended December 31, 2025, 2024 and 2023. Although we have recently sustained high levels of inflation, we do not anticipate the inflation rates for 2026 to have a material impact on our results of operations. We have monitored and will continue to monitor the components of compensation costs and operating expenses for the potential impact of inflation.
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
During 2025, we exchanged 2,848,868 LLC Units of Baldwin Holdings on a one-for-one basis for shares of Class A common stock and cancelled the corresponding shares of Class B common stock. We receive an increase in our share of the tax basis in the net assets of Baldwin Holdings due to the interests being redeemed. We have assessed the realizability of the net deferred tax assets and in that analysis have considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. We have recorded a full valuation allowance against the deferred tax assets at Baldwin as of December 31, 2025, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances.
As of December 31, 2025 and 2024, we have recorded a Tax Receivable Agreement liability of $4.5 million and $4.8 million, respectively, associated with the payments to be made to current or former Baldwin Holdings’ LLC Members subject to the Tax Receivable Agreement.
Deferred Tax Assets
To determine the realizability of our deferred tax assets, we analyzed all evidence – both positive and negative. This includes, but is not limited to, history and/or projections of future earnings, future reversals of existing temporary tax differences and tax planning strategies. The Company has a history of cumulative losses over a three-year period (2023, 2024 and 2025), which indicates significant negative evidence. Based on the weight of evidence, the Company has determined that its deferred tax assets are not more likely than not to be realized. Accordingly, we maintain a full valuation allowance against our deferred tax assets. As the Company emerges from its cumulative loss position, we will reassess the realizability of our deferred tax assets and the necessity for a full valuation allowance.

Sources and Uses of Cash
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated:

	For the Years Ended December 31,		Variance
(in thousands)	2025	2024
Net cash provided by (used in) operating activities	$(29,418)	$51,453	$(80,871)
Net cash provided by (used in) investing activities	(140,276)	13,299	(153,575)
Net cash provided by financing activities	203,822	21,054	182,768
Net increase in cash and cash equivalents and fiduciary cash	34,128	85,806	(51,678)
Cash and cash equivalents and fiduciary cash at beginning of period	312,769	226,963	85,806
Cash and cash equivalents and fiduciary cash at end of period	$346,897	$312,769	$34,128
Operating Activities
The primary sources and uses of cash for operating activities are net loss adjusted for non-cash items and changes in assets and liabilities, or operating working capital, and payment of contingent earnout consideration. Net cash used in operating activities increased $80.9 million year over year, primarily as a result of a $62.4 million increase in payments of contingent earnout consideration in excess of purchase price accrual.
Investing Activities
The primary sources and uses of cash for investing activities relate to cash consideration paid to fund partnerships, proceeds from divested assets, and other investments to grow our business. Net cash used in investing activities increased $153.6 million year over year, driven by an increase in cash consideration paid for partnership activity of $85.7 million, a decrease in cash proceeds from divestitures, net of cash transferred of $55.1 million, relating primarily to the sale of our Wholesale Business during 2024, and an increase in investments in and loans to business ventures, net of repayments of $14.3 million related to our investment in the Reciprocal in 2025.
Financing Activities
The primary sources and uses of cash for financing activities relate to the issuance of our Class A common stock, debt servicing costs in connection with our long-term debt and revolving line of credit, payment of contingent earnout consideration, and other equity transactions. Net cash provided by financing activities increased $182.8 million year over year driven by an increase in net proceeds from borrowings on our credit facilities of $196.6 million primarily resulting from the 2025 Refinancings and borrowings on the Revolving Facility to fund partnerships and the payment of our earnout obligations during 2025, and a decrease in payments of contingent earnout consideration of $32.5 million. This increase was partially offset by a decrease in cash of $50.2 million related to the change in fiduciary receivables and liabilities.
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
Medicare contracts in MIS are multi-year arrangements in which we are entitled to renewal commissions. However, we have applied a constraint to renewal commissions that limits revenue recognized when a risk of significant reversals exists based on: (i) historical renewal patterns; and (ii) the influence of external factors outside of our control, including policyholder discretion over plans and insurance company partner relationship, political influence, and a contractual provision, which limits our right to receive renewal commissions to ongoing compliance and regulatory approval of the relevant insurance company partner and compliance with the Centers for Medicare and Medicaid Services.
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
Critical Accounting Estimates
We have determined that there are significant judgments and uncertainties included in the application of guidance for the valuation of acquired relationships, impairment of intangible assets and goodwill, valuation of contingent consideration and valuation allowance for deferred tax assets. The nature of the estimates and assumptions used and the impact the estimates and assumptions could have on our actual results are discussed in the tables below.

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

Future revenue growth, future operating performance margin as a percentage of revenues, attrition rate, and discount rate applied are the significant assumptions used in the excess earnings method to determine the fair value of the relationships. These assumptions are influenced by many factors, including historical financial information, estimated retention rates, and management's expectations for future growth as a combined company.
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

During the last three years, we have not made any changes in the accounting methodology used to value acquired relationships.
If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop the values of the identifiable intangible assets, then we could record material impairment losses.
With all other assumptions held constant, a 10% increase in the calculated fair value of the acquired relationships from Hippo’s Homebuilder Distribution Network would have increased our annualized amortization expense by $1.3 million in 2025.

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
At December 31, 2025, we had $978.4 million of intangible assets, which are recorded in each asset class at the following amounts:
Acquired relationships—$908.4 million
Software—$68.0 million
Trade Names—$2.1 million
We performed a qualitative analysis for each of our asset classes as of October 1, 2025 and determined that there were no events or changes in circumstances that had occurred to indicate that the carrying amount of our intangible assets may not be recoverable. The Company also determined there were no triggering events through December 31, 2025 that would cause the Company to perform an interim period analysis. We did not record impairment charges for intangible assets in 2025, 2024 or 2023.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Impairment of Goodwill
Goodwill is not amortized but rather tested at least annually for impairment, or more often if events or changes in circumstances indicate it is more-likely-than-not that the carrying amount of the asset may not be recoverable. Goodwill is tested for impairment at the reporting unit level. Goodwill is tested for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, including goodwill. We may elect not to perform the qualitative assessment for some or all of our reporting units and instead perform a quantitative impairment test.
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
In making these estimates, the weighted-average cost of capital is utilized to calculate the present value of future cash flows and terminal value. Many variables go into estimating future cash flows, including estimates of our future revenue growth and operating results. When estimating our projected revenue growth and future operating results, we consider historical performance, industry trends, economic data, and our competitive advantage.

During the last three years, we have not made any changes in the accounting methodology used to evaluate impairment of goodwill.
At December 31, 2025, we had $1.5 billion of goodwill. Our goodwill is included in each of our operating groups at the following amounts:
Insurance Advisory Solutions—$932.5 million
Underwriting, Capacity & Technology Solutions—$241.9 million
Mainstreet Insurance Solutions—$342.8 million
On October 1, 2025, we performed an impairment evaluation for each of our reporting units beginning with a qualitative assessment. We determined that based on the overall results of the qualitative analysis and the outlook of our reporting units, company and industry, there was no indication of goodwill impairment. Therefore, no further testing was required. We did not record goodwill impairment charges during 2025, 2024 or 2023.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Valuation of Contingent Consideration
Substantially all of our partnerships and certain acquisitions of select books of business that do not constitute a complete business enterprise include contingent consideration arrangements, which are based on the acquired company achieving thresholds related to future revenues, EBITDA or retention rates. The structure of these contingent earnout arrangements can reduce the risk of overpaying for acquisitions if the projected financial results are not achieved.
The fair values of these contingent consideration arrangements are included as part of the purchase price of the acquired companies on their respective acquisition dates. For each transaction, we estimate the fair value of contingent earnout payments as part of the initial purchase price and record the estimated fair value of contingent consideration as a liability on the consolidated balance sheets. The fair values of the earnout arrangements are estimated by discounting the expected future contingent payments to present value using a variation of the income approach, specifically using a Monte Carlo Simulation approach. We have five partners with a corresponding contingent consideration liability still outstanding at December 31, 2025.

The fair value of the contingent consideration arrangements is estimated by simulating the metrics corresponding to a payment using a Monte Carlo Simulation approach and discounting the expected future contingent payments to present value. The key assumptions used in our valuation were: (i) forecast of revenue, EBITDA or retention rates, (ii) the volatility associated with the revenues, EBITDA or retention rates, (iii) risk-adjusted discount rate applied to forecasted revenues, EBITDA or retention rates, and (iv) the credit-adjusted discount rate related to the payment of the contingent consideration.
These estimates are influenced by many factors, including historical financial information, guideline public company data, and management's expectations for future revenue, EBITDA or retention rates of the acquired businesses, as well as market conditions, economic conditions and the company’s performance. Changes in these inputs could have a significant impact on the fair value of the contingent consideration liability.

During the last three years, we have not made any changes in the accounting methodology used to value contingent consideration.
We review and re-assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could be materially different from the initial estimates or prior quarterly amounts; however, the fair value of contingent consideration liabilities becomes less uncertain as partners approach their respective measurement dates. Any changes in the estimated fair value of contingent consideration and adjustments to the estimated fair value related to unobservable inputs will be recognized within change in fair value of contingent consideration in the consolidated statements of comprehensive loss. We recognized a $5.6 million expense related to the change in fair value of contingent consideration in 2025.
At December 31, 2025, we recorded $23.3 million of contingent consideration liabilities related to the five contingent consideration arrangements still outstanding and the total potential maximum of the remaining contingent consideration payments is $50.0 million. If all remaining revenue, EBITDA and retention rate targets were to be achieved, our partners would be entitled to payments of up to $39.0 million in calendar year 2026 for achieving targets through September 30, 2026; and $5.5 million in calendar year 2027 for achieving targets through September 30, 2027; and $5.5 million in calendar year 2028 for achieving targets through September 30, 2028. If the actual achievement of contingent consideration payments in 2026 through 2028 was at the maximum target amounts, we would record an additional $26.7 million of expense over the next three years. This analysis does not take into account the assumed obligation from Hippo's Homebuilder Distribution Network, which does not have a maximum.

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
We review and re-assess our cumulative three-year loss before income taxes on a quarterly basis. Deferred tax assets have been reduced by a full valuation allowance at December 31, 2025 due to a determination that it is more likely than not that all of the deferred tax assets will not be realized based on the weight of all available evidence.
If we had concluded that it was more likely than not that the full deferred tax assets will be realized, our valuation allowance would have been reversed and we would have recognized deferred tax assets of approximately $210.7 million, before indirect tax considerations, on our consolidated balance sheet at December 31, 2025.
If we did not have a valuation allowance established, we would have recognized an income tax benefit of approximately $13.7 million, before indirect tax considerations, for the year ended December 31, 2025.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential loss arising from adverse changes in market rates and prices, such as premium amounts, interest rates and equity prices. We are exposed to market risk through our investments and borrowings under the JPM Credit Facility. We use derivative instruments to mitigate our risk related to the effect of rising interest rates on our cash flows. However, we do not use derivative instruments for trading or speculative purposes.
Our invested assets are held primarily as cash and cash equivalents and fiduciary cash. To a lesser extent, we may also utilize certificates of deposit, U.S. treasury securities and professionally managed short duration fixed income funds. These investments are subject to market risk. The fair values of our invested assets at December 31, 2025 and 2024 approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.
In January 2025, the JPM Credit Agreement was amended to provide for $100 million of incremental term B loans. In September 2025, the JPM Credit Agreement was amended to (i) reprice the Existing 2025 Term Loans with interest at term SOFR, plus an applicable margin of 250 bps; (ii) provide for $75 million of incremental term B loans; and (iii) reduce the applicable margin for the Revolving Facility to term SOFR, plus a credit spread adjustment of 10 bps, plus an applicable margin of 175 bps to 250 bps based on total net leverage ratio.
Also in September 2025, we entered into a floating-to-fixed interest rate swap agreement with a notional amount of $500 million, which exchanges the variable rate of the Term Loans, which are indexed to 1-month term SOFR, for a fixed rate of 3.244%. The objective of the swap, for which we elected hedge accounting, is to manage our exposure to interest rate risk by converting a portion of the floating rate cash flows of the Term Loans into fixed rate payments. This strategy provides predictability in interest expense and aligns with our risk management policy.
At December 31, 2025, we had outstanding borrowings of $1.004 billion under the Term Loans and $107.0 million under our Revolving Facility. Taking the interest rate swap into consideration, an increase of 100 basis points on the term SOFR rate at December 31, 2025 would have increased our annual interest expense under the JPM Credit Facility by $6.1 million.
Other than the amendments to the JPM Credit Agreement to increase the aggregate principal amount of the Term Loans to $1.006 billion and reprice the Term Loans and Revolving Facility, and entering into the interest rate swap agreement, there have been no material changes in market risk from the information presented in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of The Baldwin Insurance Group, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of The Baldwin Insurance Group, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of comprehensive loss, of stockholders' equity and mezzanine equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management has excluded two partnerships (MultiStrat and Hippo’s Homebuilder Distribution Network) from its assessment of internal control over financial reporting as of December 31, 2025 because they were acquired by the Company in purchase business combinations during 2025. We have also excluded these two partnerships from our audit of internal control over financial reporting. These partnerships are wholly-owned entities whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting collectively represent less than 1% and approximately 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2025.
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
Acquisition of Hippo’s Homebuilder Distribution Network - Valuation of Acquired Relationships
As described in Notes 2 and 3 to the consolidated financial statements, on July 1, 2025, the Company acquired Hippo’s Homebuilder Distribution Network for an aggregate purchase price of $104.8 million. Of the assets acquired, the Company recognized an intangible asset, acquired relationships, with a fair value of $111.2 million. The principal valuation technique and assumptions used by management to measure the fair value of the acquired relationships was the income approach, which uses assumptions related to revenue and expense growth rates, customer attrition rates and discount rates.
The principal considerations for our determination that performing procedures relating to the valuation of the acquired relationships in the acquisition of Hippo’s Homebuilder Distribution Network is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the acquired relationships; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue and expense growth rates, customer attrition rates and discount rates; and (iii ) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the acquired relationships and the development of the significant assumptions related to revenue and expense growth rates, customer attrition rates and discount rates. These procedures also included, among others, (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the acquired relationships; (iii) testing the completeness and accuracy of the underlying data used in the income approach; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue and expense growth rates. Evaluating management’s significant assumptions related to revenue and expense growth rates involved considering the historical performance of the acquired partnership, the historical performance of the Company, as well as industry and economic performance and forecasts. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income approach used by management and (ii) the reasonableness of the significant assumptions used by management related to customer attrition rates and discount rates.

/s/ PricewaterhouseCoopers LLP
Tampa, Florida
February 26, 2026
We have served as the Company’s auditor since 2019.

THE BALDWIN INSURANCE GROUP, INC.
Consolidated Balance Sheets

	December 31,
(in thousands, except share and per share data)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$123,669	$90,045
Fiduciary cash	223,228	222,724
Assumed premiums, commissions and fees receivable, net	342,136	283,553
Fiduciary receivables	497,035	418,543
Prepaid expenses and other current assets	13,650	11,625
Total current assets	1,199,718	1,026,490
Property and equipment, net	22,502	21,972
Right-of-use assets	61,976	72,367
Other assets	82,419	48,041
Intangible assets, net	978,434	953,492
Goodwill	1,517,171	1,412,369
Total assets	$3,862,220	$3,534,731
Liabilities, Mezzanine Equity and Stockholders’ Equity
Current liabilities:
Fiduciary liabilities	$720,263	$641,267
Commissions payable	50,933	73,126
Accrued expenses and other current liabilities	252,560	160,631
Related party notes payable	—	5,635
Colleague earnout incentives	—	32,826
Current portion of contingent earnout liabilities	9,004	142,949
Total current liabilities	1,032,760	1,056,434
Revolving line of credit	107,000	—
Long-term debt, less current portion	1,566,122	1,398,054
Contingent earnout liabilities, less current portion	14,289	2,610
Operating lease liabilities, less current portion	57,651	68,775
Other liabilities	—	61
Total liabilities	2,777,822	2,525,934
Commitments and contingencies (Note 22)
Mezzanine equity:
Redeemable noncontrolling interest	519	453
Stockholders’ equity:
Class A common stock, par value $0.01 per share, 300,000,000 shares authorized; 71,779,608 and 67,979,419 shares issued and outstanding at December 31, 2025 and 2024, respectively	718	680
Class B common stock, par value $0.0001 per share, 100,000,000 shares authorized; 46,703,818 and 49,552,686 shares issued and outstanding at December 31, 2025 and 2024, respectively	5	5
Additional paid-in capital	844,236	793,954
Accumulated deficit	(245,236)	(211,423)
Accumulated other comprehensive income	492	—
Total stockholders’ equity attributable to Baldwin	600,215	583,216
Noncontrolling interest	483,664	425,128
Total stockholders’ equity	1,083,879	1,008,344
Total liabilities, mezzanine equity and stockholders’ equity	$3,862,220	$3,534,731
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

	December 31,
(in thousands)	2025	2024
Assets of Consolidated Variable Interest Entities That Can Only be Used to Settle the Obligations of Consolidated Variable Interest Entities:
Cash and cash equivalents	$2,523	$1,032
Assumed premiums, commissions and fees receivable, net	1,198	491
Prepaid expenses and other current assets	76	—
Total current assets	3,797	1,523
Right-of-use assets	20	53
Other assets	5	7
Intangible assets, net	63,336	—
Goodwill	50,834	—
Total assets	$117,992	$1,583
Liabilities of Consolidated Variable Interest Entities for Which Creditors Do Not Have Recourse to the Company:
Commissions payable	$77	$62
Accrued expenses and other current liabilities	4,910	63
Total current liabilities	4,987	125
Operating lease liabilities, less current portion	—	21
Total liabilities	$4,987	$146

See accompanying Notes to Consolidated Financial Statements.

THE BALDWIN INSURANCE GROUP, INC.
Consolidated Statements of Comprehensive Loss

	For the Years Ended December 31,
(in thousands, except share and per share data)	2025	2024	2023
Revenues:
Commissions and fees	$1,493,680	$1,377,116	$1,211,828
Investment income	11,204	11,921	6,727
Total revenues	1,504,884	1,389,037	1,218,555

Operating expenses:
Colleague compensation and benefits	777,531	762,219	699,936
Outside commissions	279,711	269,829	211,418
Other operating expenses	240,282	192,366	190,267
Amortization expense	121,316	102,730	92,704
Change in fair value of contingent consideration	5,594	(4,949)	61,083
Depreciation expense	6,514	6,194	5,698
Total operating expenses	1,430,948	1,328,389	1,261,106

Operating income (loss)	73,936	60,648	(42,551)

Other income (expense):
Interest expense, net	(121,428)	(123,644)	(119,465)
Gain on divestitures	290	38,953	—
Loss on extinguishment and modification of debt	(6,226)	(15,113)	—
Other income (expense), net	635	(194)	(718)
Total other expense	(126,729)	(99,998)	(120,183)

Loss before income taxes and share of net earnings of equity method investee	(52,793)	(39,350)	(162,734)
Share of net earnings of equity method investee	368	—	—
Loss before income taxes	(52,425)	(39,350)	(162,734)
Income tax expense	1,729	1,731	1,285
Net loss	(54,154)	(41,081)	(164,019)
Less: net loss attributable to noncontrolling interests	(20,341)	(16,563)	(73,878)
Net loss attributable to Baldwin	$(33,813)	$(24,518)	$(90,141)

Basic and diluted loss per share	$(0.50)	$(0.39)	$(1.50)
Basic and diluted weighted-average shares of Class A common stock outstanding	67,938,680	63,455,148	60,134,776

Net loss	$(54,154)	$(41,081)	$(164,019)
Other comprehensive income	815	—	—
Comprehensive loss	(53,339)	(41,081)	(164,019)
Less: comprehensive loss attributable to noncontrolling interests	(20,018)	(16,563)	(73,878)
Comprehensive loss attributable to Baldwin	$(33,321)	$(24,518)	$(90,141)

See accompanying Notes to Consolidated Financial Statements.

THE BALDWIN INSURANCE GROUP, INC.
Consolidated Statements of Stockholders’ Equity and Mezzanine Equity

	Stockholders' Equity										Mezzanine Equity
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholder Notes Receivable	Accumulated Other Comprehensive Income	Non-controlling Interest	Total	Redeemable Non-controlling Interest
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2022	61,447,368	$614	54,504,918	$5	$704,291	$(96,764)	$(42)	$—	$531,448	$1,139,552	$487
Net income (loss)	—	—	—	—	—	(90,141)	—	—	(74,170)	(164,311)	292
Share-based compensation, net of forfeitures	676,512	7	—	—	23,685	—	—	—	19,995	43,687	—
Redemption and cancellation of Class B common stock	2,082,424	21	(2,082,424)	—	19,975	—	—	—	(19,996)	—	—
Cancellation of Class A common stock	(72,354)	(1)	—	—	(1,280)	—	—	—	1,281	—	—
Tax distributions to Baldwin Holdings' LLC Members	—	—	—	—	—	—	—	—	(482)	(482)	—
Repayment of stockholder notes receivable	—	—	—	—	—	—	42	—	—	42	—
Distributions to variable interest entities	—	—	—	—	—	—	—	—	—	—	(385)
Balance at December 31, 2023	64,133,950	641	52,422,494	5	746,671	(186,905)	—	—	458,076	1,018,488	394
Net income (loss)	—	—	—	—	—	(24,518)	—	—	(16,886)	(41,404)	323
Share-based compensation, net of forfeitures	975,661	10	—	—	23,926	—	—	—	18,400	42,336	—
Redemption of Class B common stock	2,869,808	29	(2,869,808)	—	23,357	—	—	—	(23,386)	—	—
Tax distributions to Baldwin Holdings' LLC Members	—	—	—	—	—	—	—	—	(11,076)	(11,076)	—
Distributions to variable interest entities	—	—	—	—	—	—	—	—	—	—	(264)
Balance at December 31, 2024	67,979,419	680	49,552,686	5	793,954	(211,423)	—	—	425,128	1,008,344	453
Net income (loss)	—	—	—	—	—	(33,813)	—	—	(20,612)	(54,425)	271
Equity issued in business combinations	23,202	—	—	—	515	—	—	—	348	863	—
Noncontrolling interest acquired in business combinations	—	—	—	—	—	—	—	—	97,920	97,920	—
Share-based compensation, net of forfeitures	928,119	9	—	—	21,064	—	—	—	14,232	35,305	—
Redemption of Class B common stock	2,848,868	29	(2,848,868)	—	28,703	—	—	—	(28,732)	—	—
Distributions to variable interest entities	—	—	—	—	—	—	—	—	(4,943)	(4,943)	(205)
Other comprehensive income	—	—	—	—	—	—	—	492	323	815	—
Balance at December 31, 2025	71,779,608	$718	46,703,818	$5	$844,236	$(245,236)	$—	$492	$483,664	$1,083,879	$519

See accompanying Notes to Consolidated Financial Statements.

THE BALDWIN INSURANCE GROUP, INC.
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(in thousands)	2025	2024	2023
Cash flows from operating activities:
Net loss	$(54,154)	$(41,081)	$(164,019)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	127,830	108,924	98,402
Payment of contingent earnout consideration in excess of purchase price accrual	(85,784)	(23,395)	(24,326)
Share-based compensation expense	71,113	65,503	60,008
Change in fair value of contingent consideration	5,594	(4,949)	61,083
Amortization of deferred financing costs	5,690	5,841	5,129
Gain on divestitures	(290)	(38,953)	—
Loss on extinguishment of debt	26	1,034	—
Other operating activity	(602)	909	2,031
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Assumed premiums, commissions and fees receivable, net	(45,062)	(42,411)	(50,302)
Prepaid expenses and other current assets	(9,660)	(7,213)	(6,849)
Right-of-use assets	16,007	16,703	17,963
Accounts payable, accrued expenses and other current liabilities	(11,220)	(488)	6,090
Colleague earnout incentives	(32,813)	24,806	8,020
Operating lease liabilities	(16,093)	(13,777)	(13,184)
Net cash provided by (used in) operating activities	(29,418)	51,453	46
Cash flows from investing activities:
Cash consideration paid for business combinations, net of cash received	(85,511)	—	—
Capital expenditures	(39,527)	(41,049)	(21,376)
Investments in and loans to business ventures	(16,679)	(3,861)	(1,687)
Proceeds from divestitures, net of cash transferred	1,901	56,977	3,259
Cash consideration paid for asset acquisitions	(460)	(268)	(2,118)
Proceeds from repayment of loans to business ventures	—	1,500	—
Net cash provided by (used in) investing activities	(140,276)	13,299	(21,922)
Cash flows from financing activities:
Change in fiduciary assets and liabilities, net	504	50,698	44,598
Payment of contingent earnout consideration up to amount of purchase price accrual	(66,171)	(98,678)	(27,949)
Proceeds from revolving line of credit	263,000	106,000	111,000
Payments on revolving line of credit	(156,000)	(447,000)	(275,000)
Proceeds from refinancing of long-term debt	1,941,921	1,440,000	170,000
Payments relating to extinguishment and modification of long-term debt	(1,766,921)	(996,177)	—
Payments on long-term debt	(7,194)	(6,761)	(9,376)
Payments of deferred financing costs	(164)	(17,988)	(4,998)
Proceeds from the sale and settlement of interest rate caps	—	2,300	10,918
Tax distributions to Baldwin Holdings' LLC Members	—	(11,076)	(482)
Other financing activity	(5,153)	(264)	(343)
Net cash provided by financing activities	203,822	21,054	18,368
Net increase (decrease) in cash and cash equivalents and fiduciary cash	34,128	85,806	(3,508)
Cash and cash equivalents and fiduciary cash at beginning of period	312,769	226,963	230,471
Cash and cash equivalents and fiduciary cash at end of period	$346,897	$312,769	$226,963

See accompanying Notes to Consolidated Financial Statements.

THE BALDWIN INSURANCE GROUP, INC.
Consolidated Statements of Cash Flows (Continued)

	For the Years Ended December 31,
(in thousands)	2025	2024	2023
Supplemental schedule of cash flow information:
Cash paid for interest	$115,276	$111,397	$105,386
Cash paid for taxes	1,700	2,745	1,430
Disclosure of non-cash investing and financing activities:
Noncontrolling interest acquired in business combinations	$97,920	$—	$—
Deferred payment obligations recognized in business combinations	32,346	—	—
Contingent earnout liabilities assumed in business combinations and asset acquisitions	18,447	224	723
Right-of-use assets obtained in exchange for operating lease liabilities	3,248	2,794	6,414
Capital expenditures incurred but not yet paid	3,344	2,804	3,583
Right-of-use assets increased through lease modifications and reassessments	2,731	767	1,063
Equity interest issued in business combinations	863	—	—
Conversion of contingent earnout liability to related party notes payable	—	5,636	—
Decrease in goodwill resulting from measurement period adjustments for prior year business combinations	—	—	(211)

See accompanying Notes to Consolidated Financial Statements.

THE BALDWIN INSURANCE GROUP, INC.
Notes to Consolidated Financial Statements
1. Business and Basis of Presentation
The Baldwin Insurance Group, Inc. was incorporated in the state of Delaware on July 1, 2019 as BRP Group, Inc. and, on May 2, 2024, was renamed The Baldwin Insurance Group, Inc.
The Baldwin Insurance Group, Inc. is a holding company and sole managing member of The Baldwin Insurance Group Holdings, LLC (“Baldwin Holdings”) and its sole material asset is its ownership interest in Baldwin Holdings, through which all of its business has been and is conducted. In these consolidated financial statements, unless the context otherwise requires, the words “Baldwin,” and the “Company” refer to The Baldwin Insurance Group, Inc., together with its consolidated subsidiaries, including Baldwin Holdings and its consolidated subsidiaries and affiliates.
Baldwin is a diversified insurance agency and services organization that markets and sells insurance products and services to its clients throughout the U.S. A significant portion of the Company’s business is concentrated in the Southeastern U.S., with several other regional concentrations. Baldwin and its subsidiaries operate through three reportable segments (“operating groups”), including Insurance Advisory Solutions, Underwriting, Capacity & Technology Solutions and Mainstreet Insurance Solutions, which are discussed in more detail in Note 23.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates underlying the accompanying consolidated financial statements include the application of guidance for revenue recognition, impairment of intangible assets and goodwill, the valuation of acquired relationships, the valuation of contingent consideration and the valuation allowance for deferred tax assets.

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
Recently Adopted Accounting Standards
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures (“ASU 2023-09”) to enhance the transparency and usefulness of income tax disclosures. ASU 2023-09 requires disclosure of specific categories and disaggregation of information in the rate reconciliation table using both percentages and reporting currency amounts. ASU 2023-09 also requires disclosure of disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. The requirements of ASU 2023-09 became effective for the Company January 1, 2025, at which time it was adopted. The Company has included the new disclosures in Note 19 as required.

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
Change in Presentation for Fiduciary Assets and Liabilities
Beginning January 1, 2025, the Company is presenting assets and liabilities that arise from activities in which the Company engages as an intermediary, where we collect premiums from insureds to remit to insurance companies, as fiduciary assets and fiduciary liabilities on the consolidated balance sheets. Premiums receivable are no longer presented in the same caption with uncollected commissions and fees, but rather represented in a separate caption as fiduciary receivables. Premiums payable to insurance companies are now presented as fiduciary liabilities. In addition, restricted cash is now reflected as fiduciary cash along with non-restricted fiduciary cash balances previously reported within cash and cash equivalents. Fiduciary cash represents funds in the Company’s possession that have been collected from customers to be remitted to insurance companies.
The net change in fiduciary cash is represented by the net change in fiduciary receivables and liabilities and is presented as cash flows from financing activities in the consolidated statements of cash flows. Previously, the net change in cash balances held to remit to insurance carriers was presented as cash flows from operating activities. All prior period amounts and related disclosures included in these financial statements have been recast to conform to the current basis of presentation.
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

The tables below present the changes in the relevant statement of cash flow captions for the years ended December 31, 2024 and 2023 from amounts as previously reported to the revised presentation.

	For the Year Ended December 31, 2024
(in thousands)	As Previously Reported	Change in Presentation	As Revised
Cash flows from operating activities:
Changes in operating assets and liabilities:
Premiums, commissions and fees receivable, net	$(73,762)	$73,762	$—
Assumed premiums, commissions and fees receivable, net	—	(42,411)	(42,411)
Accounts payable, accrued expenses and other current liabilities	81,561	(82,049)	(488)

Cash flows from financing activities:
Change in fiduciary assets and liabilities, net	—	50,698	50,698
Total represented changes in cash flows	$7,799	$—	$7,799

	For the Year Ended December 31, 2023
(in thousands)	As Previously Reported	Change in Presentation	As Revised
Cash flows from operating activities:
Changes in operating assets and liabilities:
Premiums, commissions and fees receivable, net	$(132,269)	$132,269	$—
Assumed premiums, commissions and fees receivable, net	—	(50,302)	(50,302)
Accounts payable, accrued expenses and other current liabilities	132,655	(126,565)	6,090

Cash flows from financing activities:
Change in fiduciary assets and liabilities, net	—	44,598	44,598
Total represented changes in cash flows	$386	$—	$386
2. Significant Accounting Policies
Revenue Recognition
The Company generally recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”).
The Company earns commission revenue by providing insurance placement services to insureds or insurance companies (“clients”) under direct bill and agency bill arrangements with insurance company partners or reinsurance company partners for private risk management, commercial risk management, employee benefits and Medicare insurance types. Commission revenues are usually a percentage of the premium paid by clients and generally depend upon the type of insurance, the insurance company partner or reinsurance company partner, and the nature of the services provided. In some cases, the Company shares commissions with other agents or brokers who have acted jointly with the Company in a transaction. The Company controls the fulfillment of the performance obligation and its relationship with its insurance company partners, reinsurance company partners, and the outside agents. Commissions shared with downstream agents or brokers are recorded in outside commissions in the consolidated statements of comprehensive loss.
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
With respect to costs to fulfill a contract, because costs relating to unsatisfied performance obligations are not able to be distinguished from those relating to satisfied performance obligations, such costs are expensed as incurred.
The Company recognizes revenue for the Captive business (as defined further below) in accordance with ASC Topic 944, Financial Services—Insurance, in the form of assumed premium earned. Assumed premium earned is recognized ratably over the associated policy periods.
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
Assumed premiums are recognized as income over the coverage period of the related policies. Unearned premiums represent the portion of premiums written that relate to the unexpired terms of the policies in force and are determined on a pro rata basis. Assumed premium earned is recorded to commissions and fees in the consolidated statements of comprehensive loss. Assumed premiums receivable are included as a component of assumed premiums, commissions and fees receivable, net on the consolidated balance sheets. Unearned premiums are included as a component of accrued expenses and other current liabilities on the consolidated balance sheets.

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
Cash and Cash Equivalents
The Company defines cash equivalents as highly liquid short-term investments with original maturities of three months or less. These investments include money market funds, which are carried at cost and approximate fair value.
Fiduciary Cash, Fiduciary Receivables, and Fiduciary Liabilities
The Company engages in intermediary activities in which it collects insurance premiums from insureds for remittance to insurance or reinsurance companies and receives funds from insurance or reinsurance companies to distribute to insureds for covered claims or as policy refunds. Assets and liabilities arising from these activities are recorded as fiduciary assets and fiduciary liabilities.
Fiduciary receivables represent premiums due from clients when the Company acts in its capacity as insurance agent or broker on behalf of the insurance or reinsurance company partner. In an agency bill contract, the Company typically collects premiums from clients and, after deducting its authorized commissions, remits the net premiums to the appropriate insurance or reinsurance company partners. Fiduciary liabilities represent amounts payable to insurance or reinsurance companies and premium deposits or refunds due to clients.
Fiduciary cash represents funds held by the Company on behalf of others, including premiums collected from clients for remittance to insurance or reinsurance companies and claims or refund proceeds received from insurance or reinsurance companies for distribution to insureds. Changes in fiduciary cash are driven by changes in fiduciary receivables and fiduciary liabilities and are presented as financing activities in the consolidated statements of cash flows.
Unremitted net insurance premiums are held in a fiduciary capacity until disbursed. The use of these funds is restricted by applicable laws in certain jurisdictions and by contractual arrangements with certain insurance or reinsurance companies. Where permitted by law, the Company may invest these funds in cash and money market funds. In jurisdictions where the Company operates, the use and investment of these funds may be further regulated by state laws and governmental agencies. Interest income earned on such funds, where allowed by law, is reported as investment income in the consolidated statements of comprehensive loss.
Assumed Premiums, Commissions and Fees Receivable, Net
Assumed premiums receivable represent premiums due from clients in connection with the Company's captive insurance operations. Commissions receivable reflect commissions due from insurance or reinsurance company partners for direct bill contracts, wherein the insurance or reinsurance company partners collect the premiums directly from clients and remit the applicable commissions to the Company. Fees receivable represent policy fees, consulting fees, service fees and other related amounts due from clients in service transactions.
Assumed premiums, commissions and fees receivable are reported net of allowances for estimated policy cancellations of $22.3 million and $18.7 million at December 31, 2025 and 2024, respectively. The allowance for estimated policy cancellations, which is established through a charge to revenues, represents a reserve for future reversals in commission and fee revenues related to the potential cancellation of client insurance policies that were in force as of each year end. The allowance for estimated policy cancellations is offset in part by a producer commissions chargeback of $10.5 million and $10.3 million at December 31, 2025 and 2024, respectively. The producer commissions chargeback is established through a charge to colleague compensation and benefits expense and is netted against producer commissions payable on the consolidated balance sheets.

The Company recognizes an allowance for credit losses that reflects the Company's estimate of expected credit losses for its assumed premiums, commissions and fees receivable. This allowance is not significant during any periods presented.
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
Capitalized Software
The Company capitalizes certain costs to develop software for internal use as capitalized software in accordance with ASC Topic 350-40, Internal-Use Software (“Subtopic 350-40”). Costs incurred during the preliminary project stage and post-implementation stage of an internal-use software project are expensed as incurred while costs incurred during the application development stage of an internal-use software project are capitalized. Costs related to updates and enhancements to the software are only capitalized if they result in additional functionality to the Company. Capitalized software is included as a component of software under intangible assets, net on the consolidated balance sheets. The Company amortizes capitalized software on the straight-line basis over estimated useful lives of two to five years. At December 31, 2025 and 2024, capitalized software had a gross carrying value of $92.3 million and $66.9 million, respectively, and accumulated amortization of $32.9 million and $10.3 million, respectively.
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
Intangible assets are stated at cost, less accumulated amortization, and consist of acquired relationships, software and trade names. Acquired relationships and trade names are being amortized based on a pattern of economic benefit over estimated useful lives of 10 to 20 years and one to five years, respectively. Software is amortized on the straight-line basis over estimated useful lives of two to five years.
The principal valuation technique and assumptions used by management to measure the fair value of acquired relationships, software and trade names was the income approach, which uses assumptions related to revenue and expense growth rates, customer attrition rates and discount rates.
The Company reviews its definite-lived intangible assets and other long-lived assets for impairment whenever an event occurs that indicates the carrying amount of an asset may not be recoverable. No impairment was recorded for the years ended December 31, 2025, 2024 or 2023.

Goodwill is subject to an impairment assessment on an annual basis or whenever indicators of impairment are present. On October 1, 2025, the Company performed an impairment evaluation for each of its reporting units beginning with a qualitative assessment. The qualitative factors we considered included general economic conditions, limitations on accessing capital, industry and market considerations, cost factors such as commissions expense that could have a negative effect on future cash flows, overall financial performance including declining cash flows and a decline in actual or anticipated commissions and fees, earnings or key statistics, and other entity-specific events such as changes in management and loss of key personnel or clients. We determined that based on the overall results of the qualitative analysis and the outlook of our reporting units, company and industry, there was no indication of goodwill impairment. As such, no further testing was required. No impairment was recorded for the years ended December 31, 2025, 2024 and 2023.
Cloud Computing Arrangements
The Company capitalizes implementation costs associated with hosting arrangements that are service contracts in accordance with ASC Subtopic 350-40. Amortization of the implementation costs is calculated using the straight-line method based on the term of the service contract and commence once the module or component is ready for its intended use, regardless of whether the hosted software has been placed into service, and will be recognized over the remaining life of the service contract. Capitalized costs associated with cloud computing arrangements, which are recorded within other assets on the consolidated balance sheets, were $7.5 million as of December 31, 2025.
Deferred Financing Costs, Net
Deferred financing costs consist of origination fees and debt issuance costs related to obtaining and amending credit facilities. The Company has recorded these costs as an asset and liability on the consolidated balance sheets in accordance with ASC Topic 835-30, Interest. Deferred financing costs associated with revolving credit facilities are included in other assets on the consolidated balance sheets while those related to term loans and senior secured notes are recorded as an offset to long-term debt. At December 31, 2025 and 2024, deferred financing costs included in other assets were $9.5 million and $9.5 million, net of accumulated amortization of $5.7 million and $4.6 million, respectively. Deferred financing costs and original issue discount included in long-term debt totaled $45.3 million and $45.1 million, net of accumulated amortization of $20.3 million and $15.8 million, at December 31, 2025 and 2024, respectively. Such costs are amortized using the effective interest method over the terms of the respective debt. Amortization of deferred financing costs, which is included in interest expense, net in the accompanying consolidated statements of comprehensive loss, was approximately $5.7 million, $5.8 million and $5.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Derivative Instruments
The Company utilizes derivative financial instruments, including, from time to time, interest rate caps and swaps, to manage the Company’s interest rate exposure. The Company does not use derivative instruments for trading or speculative purposes. Derivative instruments are recognized as assets or liabilities at fair value on the consolidated balance sheets. The Company's interest rate swap has been designated as a cash flow hedge under ASC Topic 815, Derivatives and Hedging (“Topic 815”) and, accordingly, the changes in fair value of the derivative are recorded in accumulated other comprehensive income, which is a component of stockholders' equity on the consolidated balance sheets. The net cash settlements of the interest rate swap are classified within cash flows from operating activities in the consolidated statements of cash flows. The Company’s hedging program extends through September 2028.
Equity Method Investments
The Company holds equity method investments in entities in which it has deemed to have significant influence over the operating and financial policies of the investee. These investments are accounted for using the equity method of accounting in accordance with ASC Topic 323, Investments—Equity Method and Joint Ventures. Under the equity method of accounting, equity method investments, which are included in other assets on the consolidated balance sheets, are initially recorded at cost and subsequently adjusted for the Company's proportionate share of the investee's earnings or losses, distributions received from the investee, and other comprehensive income or loss of the investee. The income or loss from equity method investments is included as share of net earnings in equity method investee in the consolidated statements of comprehensive loss.
At December 31, 2025 and 2024, the Company holds a 2.5% ownership interest in Emerald Bay Risk Solutions LLC (“Emerald Bay”), with a carrying value of $2.3 million and $2.1 million, respectively. Despite the Company owning less than 3-5% of the outstanding voting stock, the Company exercises significant influence over Emerald Bay due to the Company’s representation on Emerald Bay’s board of directors and the significance of transactions completed between Emerald Bay and the Company.

At December 31, 2025, the Company holds a 75% ownership interest in Builder Risk Management, LLC, the Attorney-in-Fact (the “AIF”) of the Reciprocal, a variable interest entity for which Baldwin is not the primary beneficiary. Despite the fact that Baldwin absorbs the majority of the economic benefit of the AIF, the presence of a certain kickout right held by a third party shifts the power over the most substantial activity away from Baldwin and to the third party. However, because Baldwin exercises significant influence via its equity ownership and representation on the AIF's board of directors, the Company applies the equity method of accounting to its ownership in the AIF. The Company's investment in the AIF had a carrying value of $11.7 million at December 31, 2025.
Investments in Equity Securities
The Company accounts for investments in equity securities that do not qualify for equity method accounting in accordance with ASC Topic 321, Investments—Equity Securities (“Topic 321”). Under Topic 321, the Company has elected to measure investments in equity securities without readily determinable fair value at cost minus impairment. The Company holds investments in equity securities with a carrying value of $5.9 million and $6.1 million at December 31, 2025 and 2024, respectively, which are included in other assets on the consolidated balance sheets.
Self-Insurance Reserve
The Company has a self-insured health insurance plan for which it carries an insurance program with specific retention levels or high per-claim deductibles for expected losses. The Company records a liability for all unresolved claims and for an estimate of incurred but not reported (“IBNR”) claims at the anticipated cost that falls below its specified retention levels or per-claim deductible amounts. In establishing reserves, the Company considers actuarial assumptions and judgments regarding economic conditions and the frequency and severity of claims. The Company had an IBNR reserve of $3.3 million and $3.2 million at December 31, 2025 and 2024, respectively, which is included in accrued expenses and other current liabilities on the consolidated balance sheets.
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

Colleague Earnout Incentives
Colleague earnout incentives represents the unpaid portion of contingent earnout liabilities that were reclassified, at the partner's option, to an earnout incentive bonus payable to colleagues. Refer to the contingent earnout liabilities rollforward in Note 21 for additional information.
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
The Company determines the fair value of contingent earnout liabilities based on future cash flow projections under various potential scenarios and weighs the probability of these outcomes as discussed further in Note 21.
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
Share-Based Compensation
Share-based payments to directors, officers, colleagues and consultants are measured based on the estimated grant-date fair value. The grant-date fair value of restricted and unrestricted stock awards is equal to the market value of Baldwin’s Class A common stock on the date of grant. The Company also issues stock awards that vest based on service conditions, performance conditions, or market conditions. The Company applies the Black-Scholes option-pricing model, a Monte Carlo Simulation, or a lattice model, depending on the vesting conditions, in determining the fair value of performance-based restricted stock unit awards to colleagues. The Company recognizes share-based compensation expense over the requisite service period for awards expected to ultimately vest. The Company recognizes forfeitures as they occur. Refer to Note 17 for additional information regarding our share-based compensation plans.
Fair Value of Financial Instruments
The carrying values of the Company’s financial assets and liabilities, including cash and cash equivalents, restricted cash, fiduciary receivables, assumed premiums, commissions and fees receivable, fiduciary liabilities, commissions payable and accrued expenses and other current liabilities, approximate their fair values because of the short maturity and liquidity of those instruments.
Contingencies
The Company accounts for contingencies in accordance with ASC Topic 450-20, Loss Contingencies. Liabilities for loss contingencies arising from various claims and legal actions are recorded when it is probable that a liability has been incurred and the amount is reasonably estimable. In certain cases, where a range of loss exists, the Company accrues the minimum amount in the range if no amount within the range is a better estimate than any other amount. Refer to Note 22 for additional information regarding the Company's contingencies.
Concentrations
For each of the years ended December 31, 2025 and 2024, one insurance company partner accounted for approximately 10% of the Company's commissions and fees. There were no revenue concentrations for the year ended December 31, 2023.
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
3. Business Combinations
The Company completed two business combinations for an aggregate purchase price of $129.1 million during the year ended December 31, 2025. In accordance with ASC Topic 805, Business Combinations (“Topic 805”), total consideration was first allocated to the fair value of assets acquired, including liabilities assumed, with the excess being recorded as goodwill. For financial statement purposes, goodwill is not amortized but rather is evaluated for impairment at least annually or more frequently if an event or change in circumstances occurs that indicates goodwill may be impaired. For tax purposes, goodwill is generally deductible and will be amortized over a period of 15 years.

The Company completed the following business combinations during the year ended December 31, 2025:
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
The recorded purchase price for the MultiStrat partnership also includes an estimation of the fair value of equity interests, which was calculated based on the value of the Company’s Class A common stock on the closing date taking into account a discount for lack of marketability.
In addition, the recorded purchase price allocation for Hippo’s Homebuilder Distribution Network includes an estimation of the fair value of the pre-existing noncontrolling interest acquired in Lennar Insurance Agency. The fair value of the noncontrolling interest acquired in Lennar Insurance Agency was estimated using a discounted cash flow model under the income approach. The valuation relied on management-prepared financial projections and a discount rate consistent with market participant assumptions and the broader valuation of Hippo’s Homebuilder Distribution Network. Refer to Note 5 for more information regarding the noncontrolling interest acquired in Lennar Insurance Agency.
The operating results of these business combinations have been included in the consolidated statements of comprehensive loss since their respective acquisition dates. The Company recognized total revenues and net loss from its business combinations of $23.6 million and $2.3 million, respectively, for the year ended December 31, 2025.
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

The table below provides a summary of the total consideration and the estimated purchase price allocations made for each of the business acquisitions that became effective during the year ended December 31, 2025.

(in thousands)	MultiStrat	Hippo’s Homebuilder Distribution Network	Totals
Cash consideration paid	$12,054	$75,345	$87,399
Fair value of contingent earnout consideration	8,470	—	8,470
Fair value of equity interest	863	—	863
Deferred payment	2,901	29,445	32,346
Total consideration	$24,288	$104,790	$129,078
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$355	$1,533	$1,888
Assumed premiums, commissions and fees receivable	12,190	1,331	13,521
Other assets	1,687	999	2,686
Intangible assets	7,167	111,190	118,357
Accrued expenses and other current liabilities	(3,427)	(852)	(4,279)
Contingent earnout liability	—	(9,977)	(9,977)
Total identifiable net assets acquired	17,972	104,224	122,196
Noncontrolling interest in partnership	—	(97,920)	(97,920)
Goodwill	6,316	98,486	104,802
	$24,288	$104,790	$129,078

Maximum potential contingent obligations	$16,500	(1)	(1)
__________
(1)    Hippo’s Homebuilder Distribution Network has an uncapped earnout related to a previous business combination based on legacy account revenue.
The factors contributing to the recognition of goodwill are based on expanded product offerings, expanded distribution capabilities and vertical integration within the reinsurance and insurance brokerage industry.
The intangible assets acquired in connection with the partnerships have the following values and estimated weighted-average lives:

(in thousands, except weighted-average lives)	Amount	Weighted- Average Life
Acquired relationships(1)	$117,070	10.0 years
Trade names	550	5.0 years
Software(2)	737
__________
(1)    Includes $111.2 million relating to the partnership with Hippo’s Homebuilder Distribution Network.
(2)    Software acquired in the MultiStrat partnership consists of internally-developed software, which will not be placed in service or amortized until it reaches technological feasibility.

The following pro forma consolidated results of operations are provided for illustrative purposes only and have been presented as if MultiStrat and Hippo’s Homebuilder Distribution Network occurred on January 1, 2024. This pro forma information should not be relied upon as being indicative of the historical results that would have been obtained if the acquisition had occurred on that date, nor of the results that may be obtained in the future.

	For the Years Ended December 31,
(unaudited) (in thousands)	2025	2024
Pro forma results:
Total revenues(1)	$1,523,375	$1,426,876
Net loss(1)	(50,680)	(40,588)
__________
(1)    Reflects annual GAAP revenue/net loss, plus revenue/net income (loss) from partnerships in the unowned portion of the period based on a quality of earnings review and not an audit, in each case, at the time the due diligence was conducted and may not include full revenue run rate for partial period impacts in the quality of earnings review.
4. Business Divestitures
On March 1, 2024, the Company closed on the sale of its specialty wholesale broker business (the “Wholesale Business”), operating within the Underwriting, Capacity & Technology Solutions operating group for proceeds of approximately $58.9 million, subject to certain customary purchase price adjustments. The Company derecognized assets of $61.8 million, which included $9.5 million of goodwill, and liabilities of $39.9 million. The Company recognized a pre-tax gain on the sale of $35.1 million (after post-closing adjustments), which is included as a component of gain on divestitures in the consolidated statements of comprehensive loss for the year ended December 31, 2024.
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
As part of the Hippo’s Homebuilder Distribution Network partnership discussed further in Note 3, the Company acquired Hippo’s 100% Class A membership interest (representing a 20% total interest) in Lennar Insurance Agency (“LIA”), a joint venture formed between Hippo and Lennar Title Group, LLC (“Lennar”), which holds 100% of the Class B membership interest (representing an 80% total interest). The joint venture was established to provide property and casualty insurance placement services to Lennar’s homebuyers. The Company determined that LIA is a VIE under Topic 810 and that the Company is the primary beneficiary. As a result, LIA has been consolidated effective July 1, 2025, and its assets, liabilities, and results of operations are included in the Company’s consolidated financial statements as of that date. The assets and liabilities of LIA and the noncontrolling interest in LIA issued to Lennar are included as components of the purchase price allocation for Hippo’s Homebuilder Distribution Network in Note 3.
In addition to LIA, the Company has determined that it is the primary beneficiary of certain of its other VIEs, which include Laureate Insurance Partners, LLC, BKS Smith, LLC, BKS MS, LLC and BKS Partners Galati Marine Solutions, LLC. The Company has consolidated these VIEs into the accompanying consolidated financial statements.

Total revenues and expenses of the Company’s consolidated VIEs included in the consolidated statements of comprehensive loss were as follows:

	For the Years Ended December 31,
(in thousands)	2025	2024	2023
Consolidated VIEs:
Revenues	$12,028	$2,293	$2,005
Expenses	11,061	1,068	1,056
The assets of the consolidated VIEs can only be used to settle the obligations of the consolidated VIEs and the creditors of the liabilities of the consolidated VIEs do not have recourse to the Company.
6. Revenue
The following table provides disaggregated revenues by major source:

	For the Years Ended December 31,
(in thousands)	2025	2024	2023
Commission revenue(1)	$1,186,469	$1,129,903	$967,552
Profit-sharing revenue(2)	94,090	95,532	93,437
Consulting and service fee revenue(3)	95,373	78,168	74,637
Policy fee and installment fee revenue(4)	78,642	60,719	65,386
Assumed premium earned(5)	22,571	—	—
Other income(6)	16,535	12,794	10,816
Investment income(7)	11,204	11,921	6,727
Total revenues	$1,504,884	$1,389,037	$1,218,555
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
(5)    Assumed premium earned relates to the premiums earned in the Captive. Refer to Note 24 for additional information.
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
•With respect to costs to fulfill a contract, because costs relating to unsatisfied performance obligations are not able to be distinguished from those relating to satisfied performance obligations, such costs are expensed as incurred.
7. Contract Assets and Liabilities
Contract assets arise when the Company recognizes revenue for amounts which have not yet been billed. Contract liabilities relate to payments received in advance of performance under the contract before the transfer of a good or service to the customer. Contract assets are included in assumed premiums, commissions and fees receivable, net and contract liabilities are included in accrued expenses and other current liabilities on the consolidated balance sheets. The balances of contract assets and liabilities arising from contracts with customers were as follows:

	December 31,
(in thousands)	2025	2024
Contract assets	$279,517	$249,579
Contract liabilities	38,206	40,780
During the year ended December 31, 2025, the Company recognized revenue of $39.3 million related to the contract liabilities balance at December 31, 2024.
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

	For the Years Ended December 31,
(in thousands)	2025	2024
Balance at beginning of year	$33,844	$26,205
Costs capitalized	17,521	17,383
Amortization	(12,720)	(9,744)
Balance at end of year	$38,645	$33,844

9. Property and Equipment, Net
Property and equipment, net consists of the following:

	December 31,
(in thousands)	2025	2024
Equipment	$21,562	$21,666
Leasehold improvements	11,997	11,452
Furniture	7,360	8,075
Construction in process	3,353	316
Other	522	522
Total property and equipment	44,794	42,031
Accumulated depreciation	(22,292)	(20,059)
Property and equipment, net	$22,502	$21,972
Depreciation expense recorded for property and equipment was $6.5 million, $6.2 million and $5.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.
10. Intangible Assets, Net and Goodwill
Intangible assets consist of the following:

	December 31, 2025			December 31, 2024
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Acquired relationships	$1,253,396	$(344,992)	$908,404	$1,136,326	$(259,125)	$877,201
Software	163,514	(95,547)	67,967	138,119	(65,190)	72,929
Trade names	28,474	(26,411)	2,063	27,924	(24,562)	3,362
Total intangible assets	$1,445,384	$(466,950)	$978,434	$1,302,369	$(348,877)	$953,492

Amortization expense recorded for intangible assets was $121.3 million, $102.7 million and $92.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Future annual estimated amortization expense over the next five years for intangible assets is as follows (in thousands):

For the Years Ending December 31,	Amortization
2026	$126,061
2027	108,232
2028	90,334
2029	79,422
2030	72,271
The changes in carrying value of goodwill by operating group are as follows:

(in thousands)	Insurance Advisory Solutions	Underwriting, Capacity & Technology Solutions	Mainstreet Insurance Solutions	Total
Balance at December 31, 2023 and 2024	$932,487	$235,589	$244,293	$1,412,369
Goodwill of acquired businesses	—	6,316	98,486	104,802
Balance at December 31, 2025	$932,487	$241,905	$342,779	$1,517,171

11. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	December 31,
(in thousands)	2025	2024
Accrued compensation and benefits	$78,271	$67,036
Accrued expenses	57,397	12,351
Contract liabilities	38,206	40,780
Deferred payments	29,336	123
Current portion of operating lease liabilities	18,088	17,078
Current portion of long-term debt	12,577	8,400
Accrued interest	9,447	6,194
Other	9,238	8,669
Accrued expenses and other current liabilities	$252,560	$160,631
12. Long-Term Debt
On May 24, 2024, Baldwin Holdings refinanced the amounts outstanding under that certain Amended and Restated Credit Agreement, dated as of May 24, 2024, which is attached as Annex I to the Amendment and Restatement Agreement, dated May 24, 2024, between Baldwin Holdings, as borrower, JPMorgan Chase Bank, N.A., as the Administrative Agent, the Guarantors party thereto and the Lenders party thereto, as amended by Amendment No. 1 to Amended and Restated Credit Agreement, dated as of December 4, 2024, Amendment No. 2 to Amended and Restated Credit Agreement, dated as of January 10, 2025, Amendment No. 3 to Amended and Restated Credit Agreement, dated as of September 18, 2025, and Amendment No. 4 to Amended and Restated Credit Agreement, dated as of January 2, 2026 (the “ JPM Credit Agreement") with a portion of the proceeds from an offering of $600 million in aggregate principal amount of 7.125% senior secured notes due May 15, 2031 (the “Senior Secured Notes”) and borrowings under a new $840 million senior secured first lien term loan facility maturing May 24, 2031 (the “2024 Term Loans”). In connection with the refinancing, Baldwin Holdings also established a new senior secured first lien revolving facility with commitments in an aggregate principal amount of $600 million maturing May 24, 2029 (the “Revolving Facility” and, together with the 2024 Term Loans, the “JPM Credit Facility”).
Senior Secured Notes
The Senior Secured Notes were issued by Baldwin Holdings and a wholly-owned corporate subsidiary of Baldwin Holdings (the “co-issuer” and, together with Baldwin Holdings, the “issuers”) pursuant to an indenture, dated as of May 24, 2024 (the “indenture”), by and among the issuers, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent. Interest on the Senior Secured Notes is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2024. The Senior Secured Notes are jointly, severally and unconditionally guaranteed on a senior secured basis by the guarantors that guarantee or will guarantee indebtedness under the JPM Credit Facility (the “guarantees”). The Senior Secured Notes and the guarantees rank pari passu in right of payment with all existing and future senior indebtedness of the issuers and the guarantors, including indebtedness under the JPM Credit Facility, and are secured on a first-lien basis by the collateral that secures indebtedness under the JPM Credit Facility.
The Senior Secured Notes may be redeemed in whole or in part, at any time on or after May 15, 2027 at the redemption prices set forth in the indenture, plus accrued and unpaid interest. Prior to May 15, 2027, the issuers may also redeem some or all of the Senior Secured Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, plus the applicable “make-whole” premium described in the indenture. In addition, the issuers may redeem (i) until May 15, 2027, up to 40% of the then outstanding principal amount of the Senior Secured Notes (which includes additional notes, if any) with an amount not to exceed the net cash proceeds from certain equity offerings, at a redemption price equal to 107.125% of the aggregate principal amount thereof and (ii) at any time prior to May 15, 2027, up to 10% of the then outstanding principal amount of the Senior Secured Notes (which includes additional notes, if any) during any 12-month period following the issue date of the Senior Secured Notes (provided that such period commencing on the issue date of the Senior Secured Notes shall end on May 15, 2025) at a redemption price equal to 103% of the aggregate principal amount thereof, in each case, plus accrued and unpaid interest, if any, up to the redemption date. In addition, if certain kinds of “changes of control” occur, the issuers must offer to purchase the Senior Secured Notes at the prices set forth in the indenture, plus accrued and unpaid interest, if any, to, but excluding, the date of purchase.
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
The issuers were in compliance with all such covenants at December 31, 2025.
The indenture also provides for customary events of default.
JPM Credit Facility
The 2024 Term Loans were issued at 99.75% of par and bears interest at a rate of term SOFR, plus an applicable margin of 325 bps, with a margin step-down to 300 bps at a first lien net leverage ratio of 4.00x or below. At December 31, 2024, the outstanding borrowings on the 2024 Term Loans of $835.8 million had an applicable interest rate of 7.61%.
The outstanding borrowings under the 2024 Term Loans are required to be prepaid with: (a) up to 50% of excess cash flow (which will be reduced to 25% and 0% if specified total first lien net leverage ratios are met); (b) 100% of the net cash proceeds of certain asset dispositions, subject to certain thresholds and reinvestment provisions; and (c) 100% of the net proceeds of debt that is incurred in violation of the JPM Credit Agreement.
The interest rate for the Revolving Facility is term SOFR, plus a credit spread adjustment of 10 bps, plus an applicable margin of 200 bps to 300 bps based on a total first lien net leverage ratio. There were no outstanding borrowings on the Revolving Facility at December 31, 2024; however, the Revolving Facility was subject to a commitment fee of 0.40% on the unused capacity at December 31, 2024, which may be reduced to 0.35%, 0.30% or 0.25% if total net leverage ratio reduces to certain specified levels in the future. The Company will pay a letter of credit fee equal to the margin then in effect with respect to term SOFR loans under the Revolving Facility multiplied by the daily amount available to be drawn under any letter of credit, a fronting fee and any customary documentary and processing charges for any letter of credit issued under the JPM Credit Agreement. At December 31, 2024, the Company had unused letters of credit issued under the Revolving Facility of $12.0 million.
All obligations under the JPM Credit Facility are jointly, severally and unconditionally guaranteed on a senior secured basis by certain of Baldwin Holdings’ direct and indirect subsidiaries (the “guarantors”) that also guarantee the Senior Secured Notes, subject to certain legal and tax limitations and other agreed exceptions, and are secured by substantially all the assets of Baldwin Holdings and the guarantors, subject to certain agreed limitations.
The JPM Credit Agreement, the definitive agreement for the JPM Credit Facility, provides that Baldwin Holdings has the right at any time to request incremental facilities in an aggregate principal amount not to exceed the sum of (a) the greater of (1) $285.0 million and (2) 100% of Consolidated EBITDA (as defined in the JPM Credit Agreement) for the most recently completed four fiscal quarter period for which internal financial statements are available plus (b) all voluntary prepayments and/or redemptions of term loan facilities and certain other indebtedness secured on a pari passu basis with the obligations under the JPM Credit Facility and all voluntary commitment reductions of the Revolving Facility (except in each case to the extent financed with proceeds from the incurrence of long-term indebtedness) plus (c) an amount such that, after giving effect to the incurrence of any such incremental facility pursuant to this clause (c) (which shall be deemed to include the full amount of any incremental revolving facility assuming that the full amount of such facility was drawn) and after giving effect to any acquisition, disposition, debt incurrence, debt retirement and other transactions to be consummated in connection therewith, Baldwin Holdings would be in compliance, on a pro forma basis, with a total first lien net leverage ratio of 5.50x or below. The lenders under the JPM Credit Agreement are not under any obligation to provide any such incremental facilities and any such incremental facilities will be subject to certain customary conditions.
The JPM Credit Agreement contains certain financial, affirmative and negative covenants that are customary for a senior credit facility of this type. The negative covenants in the JPM Credit Agreement include limitations (subject to agreed exceptions) on the ability of Baldwin Holdings and its material subsidiaries to:
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
•use the proceeds of the loans under the JPM Credit Agreement in certain prohibited manners;
•make certain amendments to the organizational documents of Baldwin Holdings and its material subsidiaries; and
•change Baldwin Holdings’ fiscal year.
The JPM Credit Agreement contains a financial maintenance covenant requiring Baldwin Holdings to maintain a total first lien net leverage ratio at or below 7.00 to 1.00 on a pro forma basis. The JPM Credit Agreement also contains certain customary events of default with certain cure periods, as applicable. Baldwin Holdings was in compliance with all such covenants at December 31, 2025.
January 2025 Refinancing
On January 10, 2025, the JPM Credit Agreement was amended to, among other things, provide for $100.0 million of incremental term B loans (the loans thereunder, the “January 2025 Term Loans”), increasing the aggregate principal amount of Baldwin Holdings’ existing $835.8 million senior secured first lien term loan facility to $935.8 million (the “January 2025 Refinancing”). The proceeds of the January 2025 Term Loans were used to repay in full all of the 2024 Term Loans outstanding under the JPM Credit Agreement.
The January 2025 Term Loans bear interest at term SOFR, plus an applicable margin of 300 bps, with a margin step-down to 275 bps at a first lien net leverage ratio of 4.00x or below. The January 2025 Term Loans are otherwise subject to the same terms to which the 2024 Term Loans were subject under the JPM Credit Agreement.
September 2025 Refinancing
On September 18, 2025, the JPM Credit Agreement was amended to, among other things, (i) reprice the January 2025 Term Loans; (ii) provide for $75.0 million of incremental term B loans (the loans thereunder, the “Term Loans”), increasing the aggregate principal amount of the Term Loans from $931.1 million to $1.006 billion; and (iii) reduce the applicable margin for the Revolving Facility (together, the “September 2025 Refinancing” and, together with the January 2025 Refinancing, the “2025 Refinancings”). The proceeds of the Term Loans were used to pay down outstanding borrowings under the Revolving Facility.
Under the September 2025 Refinancing, the Term Loans bear interest at term SOFR, plus an applicable margin of 250 bps. The Term Loans are otherwise subject to the same terms to which the 2024 Term Loans were subject under the JPM Credit Agreement. The interest rate for the Revolving Facility is term SOFR, plus a credit spread adjustment of 10 bps, plus an applicable margin of 175 bps to 250 bps based on a total first lien net leverage ratio.
The Term Loans require quarterly principal payments of $2.5 million, with the balance payable in full on the maturity date thereof. Quarterly amortization payments may be reduced by any mandatory or voluntary prepayments including excess cash flow payments.
As of December 31, 2025, the Company’s outstanding borrowings under the Term Loans of $1.004 billion had an applicable interest rate of 6.25%. Outstanding borrowings under the Revolving Facility of $107.0 million at December 31, 2025 had a weighted-average applicable interest rate of 6.39% and the unused capacity was subject to a commitment fee of 0.40%.The Company had unused letters of credit issued under the Revolving Facility of $16.0 million as of December 31, 2025, which are subject to letter of credit fees.

Debt Maturities
Future annual maturities of long-term debt are as follows as of December 31, 2025:

(in thousands)	Amount
Payments for the years ending December 31,
2026	12,577
2027	10,061
2028	10,061
2029	10,061
2030	10,061
Thereafter	1,550,785
Principal amount of long-term debt	1,603,606
Less: unamortized debt discount and issuance costs	(24,907)
Net long-term debt	$1,578,699
13. Derivative Instruments and Hedging
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
Effective September 14, 2025, the Company entered into a floating-to-fixed interest rate swap agreement with a notional amount of $500 million, which exchanges the variable rate of the Term Loans, which are indexed to 1-month term SOFR, for a fixed rate of 3.244%. Interest payments will be made on a monthly basis commencing on October 14, 2025 through the termination date of September 14, 2028.
At December 31, 2025, the fair value of the interest rate swap was a $0.8 million asset, which is included in other assets on the consolidated balance sheets. The Company recorded a $0.8 million gain in accumulated other comprehensive income related to the interest rate swap during the year ended December 31, 2025.
14. Leases
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
The Company's operating leases may include renewal or termination options. Options to extend or terminate leases are excluded from balance sheet recognition until the options are reasonably certain to be exercised. The Company only included executed options to extend its leases in its calculation of right-of-use assets and lease liabilities at December 31, 2025.

Operating lease right-of-use assets and lease liabilities were as follows:

	December 31,
(in thousands)	2025	2024
Assets:
Right-of-use assets	$61,976	$72,367

Liabilities:
Operating lease liabilities, current portion	$18,088	$17,078
Operating lease liabilities, non-current	57,651	68,775
Total operating lease liabilities	$75,739	$85,853
The components of the lease costs were as follows:

	For the Years Ended December 31,
(in thousands)	2025	2024	2023
Operating lease costs	$20,775	$21,504	$23,195
Variable lease costs	1,263	5,175	3,677
Supplemental cash flow information relating to our leases was as follows:

	For the Years Ended December 31,
(in thousands)	2025	2024	2023
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows used in operating leases	$21,775	$21,719	$19,587

Operating lease non-cash items:
Right-of-use assets obtained in exchange for operating lease liabilities	$3,248	$2,794	$6,414
Right-of-use assets increased through lease modifications and reassessments	2,731	767	1,063
Weighted average remaining lease terms and discount rates were as follows:

	December 31,
	2025	2024
Operating leases:
Remaining lease term	4.5 years	5.2 years
Discount rate	5.5%	5.4%

Future minimum lease payments under non-cancelable operating lease agreements at December 31, 2025 were as follows:

(in thousands)	Minimum Future Lease Payments
For the years ending December 31,
2026	$21,723
2027	20,318
2028	16,635
2029	14,299
2030	7,883
Thereafter	5,031
Total minimum lease payments	85,889
Less: amounts representing interest or imputed interest	(10,150)
Present value of lease liabilities	$75,739
15. Stockholders' Equity and Noncontrolling Interest
Capital Stock
Baldwin’s certificate of incorporation authorized capital stock consisting of 300 million shares of Class A common stock with a par value $0.01 per share, 100 million shares of Class B common stock with a par value of $0.0001 per share, and 50 million shares of preferred stock with a par value of $0.01 per share.
The following table shows a rollforward of our common stock outstanding for the prior three years:

	Class A Common Stock	Class B Common Stock
Shares issued at December 31, 2022	61,447,368	54,504,918
Common stock and restricted stock grants under Omnibus Incentive Plan, net of forfeitures and shares withheld for taxes	854,067	—
Common stock and restricted stock grants under Partnership Inducement Award Plan, net of forfeitures and shares withheld for taxes	(177,555)	—
Redemption of Class B shares of common stock for Class A shares	2,082,424	(2,082,424)
Cancellation of Class A shares to settle obligation from partner	(72,354)	—
Shares issued at December 31, 2023	64,133,950	52,422,494
Common stock and restricted stock grants under Omnibus Incentive Plan, net of forfeitures and shares withheld for taxes	1,203,880	—
Common stock and restricted stock grants under Partnership Inducement Award Plan, net of forfeitures and shares withheld for taxes	(228,219)	—
Redemption of Class B shares of common stock for Class A shares	2,869,808	(2,869,808)
Shares issued at December 31, 2024	67,979,419	49,552,686
Common stock and restricted stock grants under Omnibus Incentive Plan, net of forfeitures and shares withheld for taxes	1,028,343	—
Common stock and restricted stock grants under Partnership Inducement Award Plan, net of forfeitures and shares withheld for taxes	(100,224)	—
Redemption of Class B shares of common stock for Class A shares	2,848,868	(2,848,868)
Shares issued in connection with partnerships	23,202	—
Shares issued at December 31, 2025	71,779,608	46,703,818

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
The following table summarizes the ownership interest in Baldwin Holdings:

	December 31, 2025		December 31, 2024
	LLC Units	Percentage	LLC Units	Percentage
Interest in Baldwin Holdings held by Baldwin	71,779,608	61%	67,979,419	58%
Noncontrolling interest in Baldwin Holdings held by Baldwin Holdings’ LLC Members	46,703,818	39%	49,552,686	42%
Total	118,483,426	100%	117,532,105	100%
16. Related Party Transactions
Due to/from Related Parties
Baldwin Holdings holds an ownership interest in Emerald Bay, an entity formed for the benefit of the MGA business, to which Baldwin Holdings, Lowry Baldwin (the Company's Chairman), and members of the Company's executive management team have made capital commitments. The carrying value of the Company’s investment in Emerald Bay was $2.3 million and $2.1 million at December 31, 2025 and 2024, respectively.
Related party notes payable of $5.6 million at December 31, 2024 relate to the settlement of contingent earnout consideration through the issuance of related party notes payable for one of the Company’s partners. These related party notes payable were subsequently paid in the first quarter of 2025.

Commission Revenue
The Company serves as a broker for Holding Company of the Villages, Inc. (“The Villages”), a significant shareholder, and certain affiliated entities. Commission revenue recorded from transactions with The Villages and affiliated entities was $2.5 million, $2.4 million and $2.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The Company serves as a broker for certain entities in which a member of our board of directors has a noncontrolling ownership interest. Commission revenue recorded from transactions with these entities was $0.3 million, $0.2 million and $0.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Commissions and Consulting Expense
Two brothers of Lowry Baldwin, the Company's Chairman, collectively received producer commissions from the Company comprising approximately $0.5 million for the year ended December 31, 2025, and $0.6 million for each of the years ended December 31, 2024 and 2023.
Rent Expense
The Company has various agreements to lease office space from wholly-owned subsidiaries of The Villages. Rent expense ranges from approximately $3,000 to $18,000 per month, per lease. Lease agreements expire on various dates through November 2030. Total rent expense incurred with respect to The Villages and its wholly-owned subsidiaries was approximately $0.8 million, $0.7 million and $0.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. Total right-of-use assets and operating lease liabilities included on the Company's balance sheets relating to these lease agreements were $1.7 million and $1.8 million, respectively, at December 31, 2025, and $1.3 million and $1.4 million, respectively, at December 31, 2024.
The Company has various agreements to lease office space from other related parties. Rent expense ranges from approximately $2,000 to $61,000 per month, per lease. Lease agreements expire on various dates through May 2031. Total rent expense incurred with respect to other related parties was approximately $3.1 million, $3.7 million and $3.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. Total right-of-use assets and operating lease liabilities included on the Company's balance sheets relating to these lease agreements were $7.6 million and $8.8 million, respectively, at December 31, 2025 and $9.7 million and $10.3 million, respectively, at December 31, 2024.
Other
Lowry Baldwin, the Company's Chairman, paid $0.4 million, $0.4 million, and $0.3 million of Baldwin Holdings' commitment to the University of South Florida (“USF”) during the years ended December 31, 2025, 2024 and 2023, respectively. Refer to Note 22 for additional information regarding this commitment.
17. Share-Based Compensation
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

The total number of shares of Class A common stock authorized for issuance under the Omnibus Plan and Inducement Plan was 13,143,677 and 3,000,000, respectively, at December 31, 2025. Under the Omnibus Plan, the number of shares of Class A common stock reserved for issuance will increase on the first day of each fiscal year by the lesser of (i) 2% of the aggregate shares of Class A and Class B common stock outstanding on the last day of the immediately preceding fiscal year and (ii) such number of shares as determined by the Company’s board of directors. In accordance therewith, the number of authorized shares of Class A common stock reserved for issuance under the Omnibus Plan increased by 2,369,668 shares effective January 1, 2026.
At December 31, 2025, there were 3,339,994 and 1,954,897 shares of Class A common stock available for grant under the Omnibus Plan and Inducement Plan, respectively. The Company issues new shares of Class A common stock upon the grant of RSAs and the vesting of PSUs. During the year ended December 31, 2025, the Company made awards of RSAs, PSUs and fully-vested shares under the Plans to its non-employee directors, officers, colleagues and consultants. Fully-vested shares issued to directors, officers and colleagues during the year ended December 31, 2025 were vested upon issuance while RSAs issued to colleagues and consultants generally either cliff vest after three to four years or vest ratably over three to five years. The vesting of RSAs and PSUs issued to the Company's executive officers is discussed below under Long-Term Incentive Plan.
The following table summarizes the activity for awards granted by the Company under the Plans:

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Non-vested awards outstanding at December 31, 2022	3,595,303	$28.26
Granted	1,855,051	28.97
Vested and settled	(1,541,042)	25.93
Forfeited	(387,722)	32.17
Non-vested awards outstanding at December 31, 2023	3,521,590	29.22
Granted	1,992,423	31.80
Vested and settled	(1,708,427)	28.37
Forfeited	(334,204)	29.52
Non-vested awards outstanding at December 31, 2024	3,471,382	31.08
Granted	1,833,423	40.84
Vested and settled	(1,894,588)	32.26
Forfeited	(315,949)	30.44
Non-vested awards outstanding at December 31, 2025	3,094,268	36.03
Non-vested awards outstanding at December 31, 2025 that are expected to vest	2,467,982	35.38
The total fair value of shares that vested and settled under the Plans was $61.1 million, $48.5 million and $40.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. Non-vested awards outstanding at December 31, 2025 include 651,897 PSUs expected to vest, which have an aggregate intrinsic value of $15.7 million and a weighted-average remaining contractual term of 1.0 years.
Share-based compensation is recognized ratably over the vesting period of the respective awards and includes expense related to issuances under the Plans and the portion of annual bonuses that are payable in fully-vested shares of Class A common stock. The Company recognizes share-based compensation expense for the Plans net of actual forfeitures. The Company recorded share-based compensation expense of $71.1 million, $65.5 million and $56.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. Share-based compensation expense is included in colleague compensation and benefits expense in the consolidated statements of comprehensive loss. The Company had $59.0 million of total unrecognized compensation cost related to non-vested shares at December 31, 2025, which is expected to be recognized over a weighted-average period of 1.8 years.

Long-Term Incentive Plan
During the years ended December 31, 2025, 2024 and 2023, the Compensation Committee awarded the Company’s executive officers incentive compensation awards under the LTIP consisting of (i) PSUs with an aggregate target grant date value of $5.9 million, $5.8 million and $7.6 million, respectively, and (ii) RSAs with an aggregate grant date value of $0.3 million, $0.4 million and $0.4 million, respectively. The incentive compensation awards granted during the years ended December 31, 2025, 2024 and 2023 have an aggregate maximum value of $20.2 million, $19.6 million and $25.9 million, respectively.
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
Valuation Assumptions
The fair value of PSUs with market conditions was estimated on the grant date using a Monte Carlo analysis to model the value of the PSUs using the following assumptions. Expected volatility is based on an average of implied volatility on the valuation date and the one-year historical volatility of Baldwin and publicly-traded companies within a peer group and, in 2023, the Russell 3000 Index. The risk-free interest rate is based on the U.S. Treasury rates in effect at the time of the grant. Expected term is based on the remaining measurement period of the awards at the grant date. The assumptions used in calculating the fair value of the PSUs with market conditions are set forth in the table below.

	For the Years Ended December 31,
	2025	2024	2023
Expected volatility minimum	23%	22%	18%
Expected volatility maximum	57%	55%	364%
Risk-free interest rate	4.25%	4.48%	4.41%
Expected term	2.9 years	2.8 years	2.9 years
18. Retirement Plan
The Company sponsors a 401(k) retirement plan for colleagues who meet specific age and service requirements. This plan allows for participants to make salary deferral contributions. Employer matching and profit-sharing contributions to this plan are discretionary. Company contributions were $17.9 million, $15.9 million and $16.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.
19. Income Taxes
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
Loss before income taxes consisted of the following:

	For the Years Ended December 31,
(in thousands)	2025	2024	2023
Domestic loss	$(51,758)	$(39,350)	$(162,734)
Foreign loss	(667)	—	—
Loss before income taxes	$(52,425)	$(39,350)	$(162,734)

Components of income tax expense include the following:

	For the Years Ended December 31,
(in thousands)	2025	2024	2023
Current
Federal	$—	$19	$75
State and local	1,729	1,712	1,250
Total current income tax expense	1,729	1,731	1,325
Deferred
Federal	—	—	(40)
State and local	—	—	—
Total deferred income tax expense	—	—	(40)
Total income tax expense	$1,729	$1,731	$1,285
The Company has adopted ASU 2023-09 using a prospective transition method. A reconciliation of the provision for income taxes with the U.S. federal statutory income tax rate is as follows:

	For the Year Ended December 31, 2025
(in thousands, except percentages)	Amount	Percent
Loss before income taxes	$(52,425)

U.S. federal statutory income tax	(11,009)	21.0%
Valuation allowance	10,079	(19.2)
Noncontrolling interest	4,372	(8.3)
Tax credits	(3,732)	7.1
State and local income taxes, net of federal income tax effect(1)	1,729	(3.3)
Nontaxable or nondeductible items	150	(0.3)
Foreign tax effects	140	(0.3)
Income tax expense	$1,729	(3.3)%
__________
(1)    State taxes in Texas and Tennessee made up the majority (greater than 50%) of the tax effect in this category.
The following is a reconciliation of the U.S. federal statutory income tax rate to the Company's effective rate for the years ended December 31, 2024 and 2023 in accordance with the guidance prior to the adoption of ASU 2023-09.

	For the Years Ended December 31,
(in thousands, except percentages)	2024	2023
Loss before income taxes	$(39,350)	$(162,734)

Noncontrolling interest	3,088	18,357
Tax at federal statutory rate (21%)	(8,263)	(34,593)
Effect of:
Valuation allowance	4,878	20,574
True-up and adjustments	4,463	128
State rate change	(3,517)	(479)
State and local income tax	1,310	(5,799)
Share-based compensation	(383)	778
IRC 162(m)	155	987
Other	—	1,332
Income tax expense	$1,731	$1,285

The following table summarizes the components of deferred tax assets and liabilities:

	December 31,
(in thousands)	2025	2024
Deferred tax assets
Investment in partnerships	$124,101	$117,799
163(j) limitation carryforward	46,601	36,005
Net operating loss	33,159	12,260
R&D credit	3,732	—
Capitalized transaction costs	1,707	1,898
Charitable contributions	1,404	1,107
Total deferred tax assets	210,704	169,069
Less: valuation allowance	(210,704)	(169,069)
Net deferred tax assets	$—	$—
Deferred tax balances reflect the impact of temporary differences between the carrying amount of assets and liabilities and their tax basis and are stated at the tax rates in effect when the temporary differences are expected to be recovered or settled. The Company assessed the future realization of the tax benefit of its existing deferred tax assets and concluded that it is more likely than not that all of the deferred tax assets will not be realized in the future. As a result, the Company recorded a valuation allowance of $210.7 million and $169.1 million against its deferred tax assets at December 31, 2025 and 2024, respectively.
Net cash paid for income taxes consisted of the following:

(in thousands)	For the Year Ended December 31, 2025
Aggregated state and local jurisdictions	$229
Disaggregated state and local jurisdictions:
Texas	1,165
Tennessee	306
Cash paid for taxes	$1,700
As of December 31, 2025, the Company has not recognized any uncertain tax positions, penalties, or interest as management has concluded that no such positions exist. The Company is subject to federal examination for tax years beginning with the year ended December 31, 2020 and state examination for tax years beginning with the year ended December 31, 2019. The Company is not currently subject to income tax audits in any U.S. or state jurisdictions for any tax year. In addition, all of our federal net operating losses and 163(j) interest expense limitations can be carried forward indefinitely while our state net operating losses will begin to expire in 2030.
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
As of December 31, 2025 and 2024, the Company has recorded a Tax Receivable Agreement liability of $4.5 million and $4.8 million, respectively, associated with the payments to be made to current or former Baldwin Holdings’ LLC Members subject to the Tax Receivable Agreement, which is included in accrued expenses and other current liabilities on the consolidated balance sheets.
20. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) attributable to Baldwin by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings (loss) per share is computed giving effect to all potentially dilutive shares of common stock.
The following table sets forth the computation of basic and diluted loss per share:

	For the Years Ended December 31,
(in thousands, except per share data)	2025	2024	2023
Basic and diluted loss per share:
Loss attributable to Baldwin	$(33,813)	$(24,518)	$(90,141)
Shares used for basic and diluted loss per share:
Basic and diluted weighted-average shares of Class A common stock outstanding	67,939	63,455	60,135
Basic and diluted loss per share	$(0.50)	$(0.39)	$(1.50)
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

	For the Years Ended December 31,
	2025	2024	2023
Unvested RSAs and PSUs	3,229,248	3,597,954	3,874,639
Shares of Class B common stock	47,736,698	50,895,956	53,132,031

The shares of Class B common stock do not share in the earnings or losses attributable to Baldwin, and therefore, are not participating securities. Accordingly, a separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been included.
21. Fair Value Measurements
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

	Fair Value Hierarchy
	Level 1		Level 2		Level 3
	December 31,		December 31,		December 31,
(in thousands)	2025	2024	2025	2024	2025	2024
Assets:
Money market funds	$229,922	$237,452	$—	$—	$—	$—
Derivative instruments	—	—	815	18	—	—

Liabilities:
Contingent earnout liabilities	—	—	—	—	23,293	145,559
Money Market Funds
The Company has investments in money market funds, which are included in cash and cash equivalents and fiduciary cash on the consolidated balance sheets. Fair value inputs for these investments are considered Level 1 measurements within the fair value hierarchy since money market fund fair values are known and observable through daily published floating values.
Derivative Instruments
Derivative instruments include an interest rate swap and interest rate caps. The fair value of the interest rate swap at December 31, 2025 was determined using an income approach based on the terms of the interest rate swap and inputs corroborated by observable market data, including interest rate curves. The fair value of interest rate caps at December 31, 2024 was determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the caps are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. Derivative instruments are classified within Level 2 of the fair value hierarchy.

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
The fair value of contingent earnout liabilities is based on sales projections for the acquired entities, which are reassessed each reporting period. Based on the Company’s ongoing assessment of the fair value of its contingent earnout liabilities, the Company recorded a net increase (decrease) in the estimated fair value of such liabilities of $5.6 million, $(4.9) million and $61.1 million for the years ended December 31, 2025, 2024 and 2023, respectively. The Company has assessed the maximum estimated exposure to the contingent earnout liabilities to be $50.0 million at December 31, 2025.
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
The fair value of the contingent earnout liabilities is based on the present value of the expected future payments to be made to partners in accordance with the provisions outlined in the respective purchase agreements, which at times includes Monte Carlo simulations or a discounted cash flow analysis. In determining fair value, the Company estimates the partner’s future performance using financial projections developed by management for the partner and market participant assumptions that were derived for revenue growth, EBITDA growth and retention rates. Revenue or EBITDA growth rates for earnouts with ongoing measurement periods were generally 20% at December 31, 2025 and from 20% to 25% at December 31, 2024. The Company estimates future payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. These payments are generally discounted to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of the partner to achieve the targets. However, no significant discount rates have been applied to the remaining material contingent earnout liabilities at December 31, 2025 or 2024 due, in part, to the short-term nature of a substantial portion of the liabilities wherein their fair values approximate their carrying values. Changes in financial projections, market participant assumptions for revenue growth, or the risk-adjusted discount rate, would result in a change in the fair value of contingent consideration.
The following table sets forth a summary of the changes in the fair value of the Company’s contingent earnout liabilities, which are measured at fair value on a recurring basis utilizing Level 3 assumptions in their valuation:

	For the Years Ended December 31,
(in thousands)	2025	2024
Balance at beginning of year	$145,559	$276,467
Change in fair value of contingent consideration(1)	5,594	(4,949)
Fair value of contingent consideration issuances	18,447	224
Settlement of contingent consideration(2)	(146,307)	(126,183)
Balance at end of year	$23,293	$145,559
__________
(1)    The Company reclassified $(1.8) million and $41.9 million of its contingent earnout liabilities through the issuance (reduction) of colleague earnout incentives during the years ended December 31, 2025 and 2024, respectively, which results in a reclassification between the change in fair value of contingent consideration and colleague compensation and benefits expense in the consolidated statements of comprehensive loss.
(2)    The Company settled $5.6 million of its contingent earnout liabilities through the issuance of related party notes payable during the year ended December 31, 2024. The consolidated statements of cash flows for the years ended December 31, 2025 and 2024 include $5.6 million and $1.5 million, respectively, of payments of contingent earnout consideration related to similar non-cash settlements in prior periods.

Fair Value of Assets and Liabilities Not Measured at Fair Value
The fair value of long-term debt and the revolving line of credit is based on an estimate using a discounted cash flow analysis and current borrowing rates for similar types of borrowing arrangements. The carrying amount and estimated fair value of long-term debt and the revolving line of credit were as follows:

	Fair Value Hierarchy	December 31, 2025		December 31, 2024
(in thousands)		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt(1)	Level 2	$1,603,606	$1,620,092	$1,435,800	$1,450,479
Revolving line of credit	Level 2	107,000	107,985	—	—
__________
(1)    The carrying amount of long-term debt reflects outstanding borrowings, which are presented net of unamortized debt discount and issuance costs of $24.9 million and $29.3 million at December 31, 2025 and 2024, respectively, on the consolidated balance sheets.
22. Commitments and Contingencies
Commitments
As of December 31, 2025, the Company has a remaining commitment to USF to donate $2.5 million through October 2028. The gift will provide support for the School of Risk Management and Insurance in the USF Muma College of Business. It is currently anticipated that Lowry Baldwin, the Company's Chairman, will fund half of the amounts to be donated by the Company.
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

23. Segment Information
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
The Company’s chief operating decision maker, the chief executive officer, evaluates the performance of its reportable segments based on net income (loss) and adjusted EBITDA. The chief operating decision maker considers actual, actual-to-prior year variances, and budget-to-actual variances on a monthly basis for both profit measures to manage resources and make decisions about the business. However, only segment net income (loss), as the measure of segment profit or loss that is most consistent with GAAP measurement principles, is disclosed below.
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

	For the Year Ended December 31, 2025
(in thousands)	Insurance Advisory Solutions	Underwriting, Capacity & Technology Solutions	Mainstreet Insurance Solutions	Corporate and Other	Total
Revenues:
Commission revenue(1)	$572,256	$420,093	$265,183	$(71,063)	$1,186,469
Profit-sharing revenue	52,969	16,051	25,070	—	94,090
Consulting and service fee revenue	89,334	5,939	100	—	95,373
Policy fee and installment fee revenue	—	78,642	—	—	78,642
Assumed premium earned	—	22,571	—	—	22,571
Other income	8,415	1,294	7,195	(369)	16,535
Investment income	4,350	4,862	199	1,793	11,204
Total revenue	727,324	549,452	297,747	(69,639)	1,504,884
Expenses:
Inside advisor commissions	175,335	683	31,684	5	207,707
Fixed compensation	220,444	63,350	40,784	11,023	335,601
Benefits and other	88,144	33,989	26,406	9,560	158,099
Share-based compensation	25,680	16,344	5,328	23,761	71,113
Severance	2,096	2,246	505	1,943	6,790
Colleague earnout incentives	(1,671)	(108)	—	—	(1,779)
Colleague compensation and benefits	510,028	116,504	104,707	46,292	777,531
Outside commissions(1)	11,431	264,910	74,802	(71,432)	279,711
Selling expense	24,119	6,382	15,094	8,939	54,534
Operating expense	61,101	68,503	23,859	29,760	183,223
Administrative expense	58,800	22,730	42,085	134,394	258,009
All other expenses, net(2)	3,905	(1,740)	1,988	1,877	6,030
Total expense	669,384	477,289	262,535	149,830	1,559,038
Net income (loss)	$57,940	$72,163	$35,212	$(219,469)	$(54,154)

Other segment disclosures:
Change in fair value of contingent consideration	$5,544	$(1,405)	$1,455	$—	$5,594
Depreciation and amortization expense	57,957	21,770	41,810	6,293	127,830
Interest expense (income), net	(1)	393	61	120,975	121,428
Loss (gain) on divestitures	(1,901)	—	—	1,611	(290)
Loss on extinguishment and modification of debt	—	—	—	6,226	6,226
Capital expenditures	7,140	13,566	13,703	5,118	39,527
	At December 31, 2025
Total assets	$2,293,873	$758,085	$712,639	$97,623	$3,862,220
__________
(1)    During the year ended December 31, 2025, the IAS operating group recorded commission revenue shared with other operating groups of $0.4 million and the UCTS operating group recorded commission revenue shared with other operating groups of $71.1 million. Commission revenue shared within the same operating group and passed through to other operating groups is eliminated through Corporate and Other.
(2)    All other expenses, net includes change in fair value of contingent consideration, gain or loss on divestitures, other income (expense), net, share of net earnings of equity method investee and income tax expense.

	For the Year Ended December 31, 2024
(in thousands)	Insurance Advisory Solutions	Underwriting, Capacity & Technology Solutions	Mainstreet Insurance Solutions	Corporate and Other	Total
Revenues:
Commission revenue(1)	$569,434	$388,810	$250,825	$(79,166)	$1,129,903
Profit-sharing revenue	60,935	12,464	22,133	—	95,532
Consulting and service fee revenue	71,852	6,316	—	—	78,168
Policy fee and installment fee revenue	—	60,719	—	—	60,719
Other income	3,936	568	8,290	—	12,794
Investment income	5,779	4,062	35	2,045	11,921
Total revenue	711,936	472,939	281,283	(77,121)	1,389,037
Expenses:
Inside advisor commissions	167,695	1,618	29,560	—	198,873
Fixed compensation	206,029	53,453	38,601	4,965	303,048
Benefits and other	82,925	32,757	22,974	8,466	147,122
Share-based compensation	25,511	9,326	6,719	23,947	65,503
Severance	1,895	1,757	520	1,584	5,756
Colleague earnout incentives	39,315	2,602	—	—	41,917
Colleague compensation and benefits	523,370	101,513	98,374	38,962	762,219
Outside commissions(1)	11,009	260,204	77,782	(79,166)	269,829
Selling expense	23,098	4,414	15,754	6,866	50,132
Operating expense	54,714	36,602	19,449	28,172	138,937
Administrative expense	63,016	15,681	27,511	144,390	250,598
All other expenses, net(2)	(15,403)	(28,888)	495	2,199	(41,597)
Total expense	659,804	389,526	239,365	141,423	1,430,118
Net income (loss)	$52,132	$83,413	$41,918	$(218,544)	$(41,081)

Other segment disclosures:
Change in fair value of contingent consideration	$(10,458)	$5,085	$424	$—	$(4,949)
Depreciation and amortization expense	61,707	15,518	27,167	4,532	108,924
Interest expense (income), net	(4)	(26)	32	123,642	123,644
Gain on divestitures	(3,843)	(35,110)	—	—	(38,953)
Loss on extinguishment and modification of debt	—	—	—	15,113	15,113
Capital expenditures	6,110	17,626	8,897	8,416	41,049
	At December 31, 2024
Total assets	$2,329,152	$621,407	$524,576	$59,596	$3,534,731
__________
(1)    During the year ended December 31, 2024, the UCTS operating group recorded commission revenue shared with other operating groups of $77.6 million and the MIS operating group recorded commission revenue shared within the same operating group of $1.6 million. Commission revenue shared within the same operating group and passed through to other operating groups is eliminated through Corporate and Other.
(2)    All other expenses, net includes change in fair value of contingent consideration, gain on divestitures, other income (expense), net and income tax expense.

	For the Year Ended December 31, 2023
(in thousands)	Insurance Advisory Solutions	Underwriting, Capacity & Technology Solutions	Mainstreet Insurance Solutions	Corporate and Other	Total
Revenues:
Commission revenue(1)	$512,211	$305,752	$217,300	$(67,711)	$967,552
Profit-sharing revenue	56,549	21,174	15,714	—	93,437
Consulting and service fee revenue	68,481	6,156	—	—	74,637
Policy fee and installment fee revenue	—	65,386	—	—	65,386
Other income	5,102	4,031	1,683	—	10,816
Investment income	3,732	2,040	—	955	6,727
Total revenue	646,075	404,539	234,697	(66,756)	1,218,555
Expenses:
Inside advisor commissions	153,212	4,530	26,073	2,927	186,742
Fixed compensation	191,929	53,220	36,359	12,920	294,428
Benefits and other	79,500	26,974	20,808	8,729	136,011
Share-based compensation	3,693	3,727	1,343	47,458	56,221
Severance	3,362	469	1,196	13,487	18,514
Colleague earnout incentives	8,020	—	—	—	8,020
Colleague compensation and benefits	439,716	88,920	85,779	85,521	699,936
Outside commissions(1)	7,480	209,188	62,461	(67,711)	211,418
Selling expense	19,750	3,954	14,680	7,297	45,681
Operating expense	60,011	37,441	16,523	26,419	140,394
Administrative expense	56,962	17,124	23,821	123,879	221,786
All other expenses, net(2)	38,520	20,131	2,011	2,697	63,359
Total expense	622,439	376,758	205,275	178,102	1,382,574
Net income (loss)	$23,636	$27,781	$29,422	$(244,858)	$(164,019)

Other segment disclosures:
Change in fair value of contingent consideration	$38,306	$20,930	$1,847	$—	$61,083
Depreciation and amortization expense	55,339	16,584	23,418	3,061	98,402
Interest expense (income), net	(157)	—	(30)	119,652	119,465
Capital expenditures	1,330	7,571	3,482	8,993	21,376
__________
(1)    During the year ended December 31, 2023, the UCTS operating group recorded commission revenue shared with other operating groups of $65.9 million and the MIS operating group recorded commission revenue shared within the same operating group of $1.8 million. Commission revenue shared within the same operating group is eliminated through Corporate and Other.
(2)    All other expenses, net includes change in fair value of contingent consideration, other income (expense), net and income tax expense.
24. Captive Insurance Operations
Effective January 1, 2025, the MSI Cell was licensed and participates as a quota share reinsurer on two of MSI’s multifamily programs, renters and master tenant legal liability, for the purpose of further participating in underwriting results. The reinsurance quota share contracts feature an adjustment to assumed premium based on the loss ratio performance of the business assumed.
As of December 31, 2025, assumed premium receivable was $18.5 million and is included as a component of assumed premiums, commissions and fees receivable, net on the consolidated balance sheet and accounted for as a funds withheld receivable, net of actual claims paid. As of December 31, 2025, assumed premiums unearned was $1.9 million and is included as a component of accrued expenses and other current liabilities on the consolidated balance sheet.

For the year ended December 31, 2025, assumed premium earned was $22.6 million and is included in commissions and fees in the consolidated statement of comprehensive loss. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such adjustments are made. No such adjustments were made during the year ended December 31, 2025.
The table below provides a rollforward of unpaid losses and loss adjustment reserve:

(in thousands)	For the Year Ended December 31, 2025
Balance at beginning of period	$—
Incurred losses and LAE	19,052
Actual claims paid	(5,980)
Balance at end of period	$13,072
In December 2024, the initial funding to capitalize the Captive was $12.1 million, provided by Baldwin Holdings substantially in the form of a letter of credit. During August 2025, the Tennessee Department of Commerce and Insurance accepted an amendment to the letter of credit, which reduced funding for the Captive to $8.1 million. The Captive maintains capital of $8.0 million in excess of the minimum statutory amount required by regulatory authorities. The statutory capital and surplus of the Captive was $10.0 million as of December 31, 2025, as allowed by prescribed practices by the Tennessee Department of Commerce and Insurance.
25. Subsequent Events
Partnership Activity
Effective January 1, 2026, the Company acquired the outstanding equity interests of the business of Cobbs Allen Capital Holdings, LLC ("CAC Group") for aggregate consideration paid by the Company at closing consisting of $438.0 million of cash (subject to customary purchase price adjustments) and 23,200,000 shares of the Company's Class A common stock. The purchase consideration also includes a deferred payment of $70.0 million in cash, payable upon the fourth anniversary of the closing date of the transaction. CAC Group may be entitled to receive additional contingent consideration payable in cash based upon the achievement of certain post-closing revenue focused performance measures. The partnership with CAC Group will significantly expand the specialty capabilities of the Company's IAS operating group and strengthen its specialty product lines and data and analytics platform. The Company has not yet completed its evaluation and determination of consideration paid and the identifiable assets and liabilities acquired in accordance with Topic 805.
Effective January 2, 2026, the Company acquired the outstanding equity interests of the business of Creisoft, Inc. (“Obie”) for aggregate consideration paid by the Company at closing consisting of $90.0 million of cash (subject to customary purchase price adjustments) and 396,573 shares of the Company's Class A common stock. The purchase consideration also includes deferred payments of $122.5 million in cash, shares of Class A common stock, or a combination of both, payable in three annual installments. Obie may be entitled to receive additional contingent consideration payable in cash, shares of Class A common stock, or a combination of both at the Company's sole option, based upon the achievement of certain post-closing revenue focused performance measures. The partnership with Obie expands access to embedded insurance distribution capabilities for MSI and strengthens its offerings in the rapidly growing real estate investor market. The Company has not yet completed its evaluation and determination of consideration paid and the identifiable assets and liabilities acquired in accordance with Topic 805.
Effective January 2, 2026, the Company acquired the outstanding equity interests of the business of Foley Insurance Agency, Inc., doing business as Capstone Group (“Capstone”). The partnership with Capstone expands Baldwin’s regional presence and enhances its ability to deliver comprehensive risk management solutions to a wider client base. The Company has not yet completed its evaluation and determination of consideration paid and the identifiable assets and liabilities acquired in accordance with Topic 805.
The relative significance of the aforementioned partnerships in the aggregate, in addition to the issuance of the aggregate 23,951,021 shares of Class A common stock pursuant to such partnerships, may have a significant impact on the Company's financial condition, results of operations and cash flows for the year ended December 31, 2026.

The acquisitions of CAC Group and Obie are subsequent events that could give rise to the recognition of deferred tax liabilities through opening balance sheet accounting that will exceed the Company's total deferred tax assets, which could result in the Company releasing a portion or the entirety of its valuation allowance on the total deferred tax assets. Despite this nuance related to partnership activity, the Company continues to expect to remain in a cumulative loss position in 2026. The Company is currently evaluating the impact on the interim consolidated financial statements for 2026.
On January 2, 2026, the Company made a payment of $25.0 million to settle a deferred payment to one of its partners. Deferred payments are included in accrued expenses and other current liabilities on the consolidated balance sheets at December 31, 2025.
JPM Credit Agreement Amendment
On January 2, 2026, the Company entered into Amendment No. 4 to the JPM Credit Agreement (the “January 2026 Refinancing”) to provide for $600.0 million of incremental term loans, increasing the aggregate principal amount of outstanding term loans under the JPM Credit Agreement to approximately $1.604 billion. The Company incurred approximately $12.0 million of debt issuance costs in connection with the January 2026 Refinancing. The incremental term loans are subject to the same terms to which the Term Loans were subject under the JPM Credit Agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2025.
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
Management's annual evaluation of internal control over financial reporting did not include an assessment of and conclusion on the effectiveness of internal control over financial reporting of two partnerships (MultiStrat and Hippo’s Homebuilder Distribution Network) that were acquired in purchase business combinations during the year ended December 31, 2025. The two partnerships collectively represent less than 1% of our consolidated total assets (the calculation excludes the goodwill and intangible assets of those acquired partnerships, which were subject to management’s assessment of internal control over financial reporting) and approximately 2% of total revenues as of and for the year ended December 31, 2025.
Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria established in Internal Control—Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2025 to provide reasonable assurance regarding the reliability of financial reporting and preparation of the consolidated financial statements in accordance with generally accepted accounting principles. The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in the Report of Independent Registered Public Accounting Firm section under Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Insider Trading Arrangements and Policies
During the three months ended December 31, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
Employment Agreement with Jim Roche
On February 26, 2026, Baldwin Holdings, a subsidiary of the Company, entered into a Second Amended and Restated Employment Agreement (the “Agreement”) with Jim Roche, effective as of February 26, 2026. The Agreement amends and restates in its entirety Mr. Roche’s prior Amended and Restated Employment Agreement, dated October 4, 2021 (the “Prior Agreement”). Pursuant to the terms of the Agreement, until January 1, 2027, the Prior Agreement shall remain in full force and effect and Mr. Roche shall be entitled to such compensation set forth in the Prior Agreement and previously disclosed by the Company, except as modified by any provisions of the Agreement that are expressly stated to be effective prior to January 1, 2027.
Pursuant to the Agreement, during the Employment Period (as defined in the Agreement), Mr. Roche shall serve (1) as Executive Chairman of Baldwin Holdings’ Underwriting, Capacity and Technology Solutions operating group, (2) as President of the attorneys-in-fact in which Baldwin Holdings directly or indirectly owns to support its sponsored reciprocal insurance exchanges (“Sponsored Reciprocals”), including but not limited to Builder Risk Management, LLC, a Texas limited liability company and indirect subsidiary of Baldwin Holdings (together, the “AIFs”), and (3) as President of the Sponsored Reciprocals. Once serving in such roles, Mr. Roche will no longer be considered an executive officer of the Company or otherwise be in charge of a principal business unit, division or function or perform any policy making functions for the Company.
Pursuant to the Agreement, during the Employment Period, Mr. Roche is entitled to an annual base salary of $300,000 (“Base Salary”), which is subject to annual review and adjustment from time to time by the CEO of the Company in his sole discretion, subject to approval by the compensation committee (“Compensation Committee”) of the Company’s board of directors.
In addition to the Base Salary, pursuant to the Agreement, during the Employment Period, Mr. Roche is eligible for a targeted annual bonus of $1,200,000 (the “Bonus”), based on achievement of financial or non-financial goals, or other performance objectives for the applicable period, in each case, with such goals to be established annually by the CEO of the Company, subject to the approval by the Compensation Committee. The Bonus with respect to the 2027 calendar year shall be payable in the form of cash and/or fully-vested shares of the Company’s Class A common stock.
Under the Agreement, Mr. Roche shall be eligible to participate in the Company’s Omnibus Incentive Plan (or any successor plan) (the “Plan”). Additionally, pursuant to the Agreement and subject to the terms set forth in the Plan and the applicable award agreement, as well as certain other conditions set forth in the Agreement, Mr. Roche shall be entitled to receive a one-time award (the “Equity Award”) of 240,000 restricted shares (the “Restricted Shares”) of the Company’s Class A common stock issued under the Plan. The Restricted Shares shall vest in four equal installments of 25% on each of January 1, 2027, January 1, 2028, January 1, 2029, and January 1, 2030, in each case, subject to Mr. Roche’s continued employment through the applicable vesting date (except for the last vesting date, where continued employed shall be through December 31, 2029). Additionally, any unvested portion of the Equity Award may be fully accelerated upon a Double-Trigger Vesting Event (as defined herein). A “Double-Trigger Vesting Event” shall occur if, at any time during the Employment Period, without Mr. Roche’s consent, either (a) Mr. Roche no longer reports to the CEO or the board of directors of the Company or (b) a Change in Control (as defined in the Agreement) occurs and either (c) Mr. Roche resigns for Good Reason (as defined in the Agreement) or (d) Mr. Roche is terminated by Baldwin Holdings without Cause (as defined in the Agreement).

Except in certain circumstances specified in the Agreement, upon termination of Mr. Roche’s employment for any reason, Mr. Roche shall be entitled to (a) any Base Salary that is accrued, but unpaid through the date of employment termination (the “Termination Date”), (b) reimbursement for reasonable expenses incurred, but not paid prior to the Termination Date, (c) receive any non-forfeitable benefits already earned and payable in accordance with the terms and provisions of any agreements, plans or programs of Baldwin Holdings, and (d) the Bonus (as defined below), if any, earned for the year of termination as set forth in the Agreement. Additionally, Mr. Roche shall be eligible to receive certain severance compensation and benefits equivalent to those available to certain senior management of the Company.
Pursuant to the Agreement, Mr. Roche will be entitled to receive approximately 25% of a management incentive pool to be established by Baldwin Holdings in the event Baldwin Holdings consummates a spin-off and/or an initial public offering of its AIFs business during the Employment Period. The management incentive pool will consist of 20% of the net accretion in value realized by Baldwin Holdings in connection with such transaction. Mr. Roche’s distribution from the management incentive pool will not be subject to any vesting or continued service requirements, except as otherwise set forth in the Agreement.
The Agreement also contains certain provisions related to non-disparagement, cooperation and non-compete. Mr. Roche also remains party to his existing restrictive covenant agreement with the Company.
The foregoing summary of the Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Agreement, a copy of which is filed as Exhibit 10.8 to this Annual Report on Form 10-K and is incorporated herein by reference.
Authorization of Share Repurchase Program
On February 26, 2026, the Company announced that the Company’s Board of Directors has authorized the repurchase of up to $250 million of its outstanding common stock.
The Company’s common stock may be repurchased from time to time in open market transactions, privately negotiated transactions or by any other means in compliance with applicable law (including pursuant to repurchase plans in compliance with Rule 10b5-1 and/or Rule 10b-18). The timing and number of shares repurchased may depend on a variety of factors, including the Company's stock price, availability of stock, market and economic conditions, the Company’s financial performance, alternative uses for capital, and other considerations. Repurchases may be commenced or suspended from time to time without further notice. There can be no assurances how many shares of common stock, if any, the Company may repurchase.
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
We have adopted a statement of trading policies that governs the trading in our securities by our directors, officers and certain other covered persons, and which is reasonably designed to promote compliance with applicable insider trading laws, rules and regulations, and any listing standards applicable to the Company. A copy of the Statement of Policy Concerning Trading in Company Securities is included as Exhibit 19.1 to this Annual Report on Form 10-K. In addition, with regard to any trading in our own securities, it is our policy to comply with the federal securities laws and the applicable exchange listing requirements.
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

4.3
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as Amended (incorporated herein by reference to Exhibit 4.3 of the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2025).

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

10.7†
Amended and Restated Employment Agreement, dated as of October 4, 2021, between Baldwin Holdings and Jim Roche (incorporated herein by reference to Exhibit 10.7 of the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2025).

10.8†*	Second Amended and Restated Employment Agreement, dated as of February 26, 2026, between Baldwin Holdings and Jim Roche.
10.9†
Amended and Restated Employment Agreement, dated as of January 31, 2022, between Baldwin Holdings and Seth Cohen (incorporated herein by reference to Exhibit 10.10 of the registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2023).

10.10†*	Employment Agreement, dated as of February 26, 2026, between Cobbs Allen Capital, LLC and Paul Sparks.
10.11†
The Company's Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.6 of the registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 23, 2019).

10.12†
Form of the Company's Omnibus Incentive Plan Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.10 of the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2025).

10.13†
Form of the Company's Omnibus Incentive Plan Performance-Based Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.11 of the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2025).

10.14†
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

10.16†
The Baldwin Insurance Group Holdings, LLC Executive Severance and Change in Control Benefit Program, dated as of November 1, 2024 (incorporated herein by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 4, 2024).

10.17†
Form of Acknowledgement of The Baldwin Insurance Group Holdings, LLC Executive Severance and Change in Control Benefit Program (incorporated herein by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 4, 2024).

10.18
Third Amended and Restated Limited Liability Company Agreement of Baldwin Holdings dated as of October 7, 2019, by and among Baldwin Holdings and its members (incorporated herein by reference to Exhibit 10.5 of the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2020).

10.19
First Amendment to the Third Amended and Restated Limited Liability Company Agreement of Baldwin Holdings dated as of November 3, 2020, by and among Baldwin Holdings and its members (incorporated herein by reference to Exhibit 10.15 of the registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2023).

10.20
Second Amendment to the Third Amended and Restated Limited Liability Company Agreement of Baldwin Holdings, effective as of May 2, 2024 (incorporated herein by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2024).

10.21†
Form of Director and Executive Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.12 of the registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 23, 2019).

10.22
Stockholders Agreement, dated as of October 28, 2019, by and among the Company and the other persons and entities party thereto (incorporated herein by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2019).

Exhibit No.	Description of Exhibit
10.23
Consent and Defense Agreement, dated as of May 8, 2023, by and between the Company and BIGH, LLC (f/k/a Baldwin Insurance Group Holdings, LLC) (incorporated herein by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2023).

10.24
Stockholders Agreement, dated as of October 30, 2024, by and among the Company and the Holders (as defined therein) (incorporated herein by reference to Exhibit 10.22 of the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2025).

10.25
Registration Rights Agreement, dated as of October 28, 2019, by and among the Company and the other persons and entities party thereto (incorporated herein by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2019).

10.26
Tax Receivable Agreement, dated as of October 28, 2019, by and among the Company, Baldwin Holdings and each of the other persons and entities party thereto (incorporated herein by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2019).

10.27
Amended and Restated Credit Agreement, dated as of May 24, 2024, by and among Baldwin Holdings, the Guarantors party thereto, the several Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Annex 1 of Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2024).

10.28
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of December 4, 2024, by and among Baldwin Holdings, the Guarantors party thereto, the several Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.26 of the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2025).

10.29
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

10.30
Amendment No. 3 to Amended and Restated Credit Agreement, dated as of September 18, 2025, by and among Baldwin Holdings, the Guarantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2025).

10.31
Amendment No. 4 to Amended and Restated Credit Agreement, dated as of January 2, 2026, by and among The Baldwin Insurance Group Holdings, LLC, the Guarantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.2 of the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 2, 2026).

10.32
Transaction Agreement, dated December 2, 2025, by and among The Baldwin Insurance Group, Inc., Red Rock Merger Sub I, Inc., Red Rock Merger Sub II, LLC, Cobbs Allen Capital Holdings, LLC, CAH Holdings, Inc., and Grantland Rice IV and Johnathan Daniel, solely in their capacity as the representatives for the members of the Seller (incorporated herein by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2025).

10.33*
Amendment to Transaction Agreement, dated December 30, 2025, by and among The Baldwin Insurance Group, Inc., Red Rock Merger Sub I, Inc., Red Rock Merger Sub II, LLC, Cobbs Allen Capital Holdings, LLC, CAH Holdings, Inc., and Grantland Rice IV and Johnathan Daniel, solely in their capacity as the representatives for the members of the Seller.

10.34
Voting Agreement, dated January 1, 2026, by and among The Baldwin Insurance Group, Inc. and the seller parties thereto (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 2, 2026).

19.1*	Statement of Policy Concerning Trading in Company Securities.
21.1*	List of Subsidiaries of The Baldwin Insurance Group, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
31.1*	Certification of the Registrant’s Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.2*	Certification of the Registrant’s Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit No.	Description of Exhibit
32**	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	The Baldwin Insurance Group, Inc. Clawback Policy.
101.INS*	Inline XBRL Instance Document - the Instance document does not appear in the Interactive Data file because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

THE BALDWIN INSURANCE GROUP, INC.

Date: February 26, 2026	By:	/s/ Trevor L. Baldwin
Trevor L. Baldwin
Chief Executive Officer

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lowry Baldwin	Chairman of the Board of Directors	February 26, 2026
Lowry Baldwin

/s/ Trevor L. Baldwin	Chief Executive Officer and Director	February 26, 2026
Trevor L. Baldwin	(Principal Executive Officer)

/s/ Bradford L. Hale	Chief Financial Officer	February 26, 2026
Bradford L. Hale	(Principal Financial Officer)

/s/ Corbyn Lichon	Chief Accounting Officer	February 26, 2026
Corbyn Lichon	(Principal Accounting Officer)

/s/ Jay Cohen	Director	February 26, 2026
Jay Cohen

/s/ Joseph J. Kadow	Director	February 26, 2026
Joseph J. Kadow

/s/ Barbara Matas	Director	February 26, 2026
Barbara Matas

/s/ Sathish Muthukrishnan	Director	February 26, 2026
Sathish Muthukrishnan

/s/ Sunita Parasuraman	Director	February 26, 2026
Sunita Parasuraman

/s/ Ellyn Shook	Director	February 26, 2026
Ellyn Shook

/s/ Paul Sparks	Director	February 26, 2026
Paul Sparks

/s/ Chris Sullivan	Director	February 26, 2026
Chris Sullivan

/s/ Myron Williams	Director	February 26, 2026
Myron Williams