Form 10-Q
period 2026-03-31
Baldwin Insurance Group, Inc.
filed 2026-05-04
CIK 1781755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
As of April 28, 2026, there were 97,489,954 shares of Class A common stock outstanding and 45,077,671 shares of Class B common stock outstanding.

THE BALDWIN INSURANCE GROUP, INC.

Note Regarding Forward-Looking Statements
We have made statements in this report, including matters discussed under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part II, Item 1. Legal Proceedings, Part II, Item 1A. Risk Factors and in other sections of this report, that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies, including, for example, our strategy with respect to future capital allocation and anticipated trends in our business. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. You should specifically consider the numerous risks outlined under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 26, 2026.
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

Commonly Used Defined Terms
The following terms have the following meanings throughout this Quarterly Report on Form 10-Q unless the context indicates or requires otherwise:

2019 Stockholders Agreement	Stockholders Agreement between Baldwin and the applicable holders of LLC Units in Baldwin Holdings entered into on October 28, 2019
2024 Stockholders Agreement	Stockholders Agreement between Baldwin and the applicable holders of LLC Units in Baldwin Holdings entered into on October 30, 2024
adjusted EBITDA	Net income (loss) before interest, taxes, depreciation, amortization, change in fair value of contingent consideration and certain items of income and expense, including share-based compensation expense, transaction-related partnership and integration expenses, transformation costs, severance, and certain non-recurring items, including those related to raising capital
Amended LLC Agreement	Third Amended and Restated Limited Liability Company Agreement of Baldwin Holdings, as amended
API	Application programming interface
book of business	Insurance policies bound by us on behalf of our clients
bps	Basis points
Baldwin Holdings	The Baldwin Insurance Group Holdings, LLC, our operating company and a subsidiary of Baldwin
Baldwin	The Baldwin Insurance Group, Inc., our parent company, together, unless the context otherwise requires, with its consolidated subsidiaries, including Baldwin Holdings and its consolidated subsidiaries and affiliates
Capacity Solutions
A division of our Underwriting, Capacity & Technology Solutions operating group that includes our reinsurance brokerage business, Juniper Re, our reinsurance MGA business, MultiStrat, and our captive management business

Captive	The initial series, MSI Multifamily Series Protected Cell, together with the Core, TBG Assurance Company, LLC
clients	Our insureds
colleagues	Our employees
core commissions and fees	Revenue generated from commissions, consulting and service fees, policy fees and installment payments, as well as earned premiums from assumed insurance contracts, collectively
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	Accounting principles generally accepted in the United States of America
Incremental Term Loans	$600 million of incremental term loans entered into January 2, 2026 pursuant to Amendment No. 4 to the JPM Credit Agreement
insurance company partners	Insurance companies with which we have a contractual relationship
JPM Credit Agreement	Amended and Restated Credit Agreement, dated as of May 24, 2024, which is attached as Annex I to the Amendment and Restatement Agreement, dated May 24, 2024, between Baldwin Holdings, as borrower, JPMorgan Chase Bank, N.A., as the Administrative Agent, the Guarantors party thereto and the Lenders party thereto, as amended by Amendment No. 1 to Amended and Restated Credit Agreement, dated as of December 4, 2024, Amendment No. 2 to Amended and Restated Credit Agreement, dated as of January 10, 2025, Amendment No. 3 to Amended and Restated Credit Agreement, dated as of September 18, 2025, and Amendment No. 4 to Amended and Restated Credit Agreement, dated as of January 2, 2026
JPM Credit Facility	The Revolving Facility and Term Loans established pursuant to the JPM Credit Agreement
LLC Units	Membership interests of Baldwin Holdings
MGA	Managing General Agent
MSI	Millennial Specialty Insurance, our MGA platform

operating groups	Our reportable segments
partners	Companies that we have acquired, or in the case of asset acquisitions, the producers
partnerships	Strategic acquisitions made by the Company
Pre-IPO LLC Members	Trevor Baldwin, our Chief Executive Officer; Lowry Baldwin, our Chairman; BIGH, LLC, an entity controlled by Lowry Baldwin; Elizabeth Krystyn, one of our founders; Laura Sherman, one of our founders; Daniel Galbraith, President, The Baldwin Group and CEO, Retail Brokerage Operations; Brad Hale, our Chief Financial Officer; and The Villages Invesco, LLC; and certain other historical equity holders including equity holders in companies that we have acquired or producers
reinsurance company partners	Reinsurance companies with which we have a contractual relationship
Revolving Facility	Our revolving credit facility under the JPM Credit Facility with commitments in an aggregate principal amount of $600 million, maturing May 24, 2029
risk advisors	Our producers
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Secured Notes	7.125% senior secured notes with an aggregate principal amount of $600 million due May 15, 2031
SOFR	Secured Overnight Financing Rate
Tax Receivable Agreement	Tax Receivable Agreement between Baldwin and certain holders of LLC Units in Baldwin Holdings entered into on October 28, 2019
Term Loans	Our term loan facility under the JPM Credit Facility with a principal amount of $1.6 billion, maturing May 24, 2031
Westwood	Westwood Insurance Agency, a 2022 partner

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE BALDWIN INSURANCE GROUP, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share and per share data)	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$146,409	$123,669
Fiduciary cash	309,712	223,228
Assumed premiums, commissions and fees receivable, net	447,619	342,136
Fiduciary receivables	669,960	497,035
Prepaid expenses and other current assets	20,778	13,650
Total current assets	1,594,478	1,199,718
Property and equipment, net	31,498	22,502
Right-of-use assets	83,409	61,976
Other assets	96,373	82,419
Intangible assets, net	1,484,739	978,434
Goodwill	2,652,131	1,517,171
Total assets	$5,942,628	$3,862,220
Liabilities, Mezzanine Equity and Stockholders’ Equity
Current liabilities:
Fiduciary liabilities	$979,672	$720,263
Commissions payable	93,438	50,933
Accrued expenses and other current liabilities	285,867	252,560
Current portion of contingent earnout liabilities	115,468	9,004
Total current liabilities	1,474,445	1,032,760
Revolving line of credit	191,000	107,000
Long-term debt, less current portion	2,153,414	1,566,122
Contingent earnout liabilities, less current portion	219,916	14,289
Operating lease liabilities, less current portion	74,578	57,651
Tax Receivable Agreement liabilities	144,570	—
Deferred tax liabilities	4,650	—
Other liabilities	128,400	—
Total liabilities	4,390,973	2,777,822
Commitments and contingencies (Note 17)
Mezzanine equity:
Redeemable noncontrolling interest	537	519
Stockholders’ equity:
Class A common stock, par value $0.01 per share, 300,000,000 shares authorized; 96,647,096 and 71,779,608 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	966	718
Class B common stock, par value $0.0001 per share, 100,000,000 shares authorized; 45,213,446 and 46,703,818 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	5	5
Additional paid-in capital	1,235,101	844,236
Accumulated deficit	(274,870)	(245,236)
Accumulated other comprehensive income	2,738	492
Total stockholders’ equity attributable to Baldwin	963,940	600,215
Noncontrolling interest	587,178	483,664
Total stockholders’ equity	1,551,118	1,083,879
Total liabilities, mezzanine equity and stockholders’ equity	$5,942,628	$3,862,220

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

(in thousands)	March 31, 2026	December 31, 2025
Assets of Consolidated Variable Interest Entities That Can Only be Used to Settle the Obligations of Consolidated Variable Interest Entities:
Cash and cash equivalents	$1,684	$2,523
Assumed premiums, commissions and fees receivable, net	3,632	1,198
Prepaid expenses and other current assets	76	76
Total current assets	5,392	3,797
Right-of-use assets	12	20
Other assets	5	5
Intangible assets, net	60,318	63,336
Goodwill	50,834	50,834
Total assets	$116,561	$117,992
Liabilities of Consolidated Variable Interest Entities for Which Creditors Do Not Have Recourse to the Company:
Commissions payable	$180	$77
Accrued expenses and other current liabilities	5,720	4,910
Total current liabilities	$5,900	$4,987

See accompanying Notes to Condensed Consolidated Financial Statements.

THE BALDWIN INSURANCE GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended March 31,
(in thousands, except per share data)	2026	2025
Revenues:
Commissions and fees	$528,861	$410,531
Investment income	3,374	2,874
Total revenues	532,235	413,405

Operating expenses:
Colleague compensation and benefits	283,612	198,020
Outside commissions	66,679	65,823
Other operating expenses	224,163	58,019
Amortization expense	55,047	25,882
Change in fair value of contingent consideration	1,969	8,061
Depreciation expense	2,031	1,583
Total operating expenses	633,501	357,388

Operating income (loss)	(101,266)	56,017

Other income (expense):
Interest expense, net	(38,900)	(29,976)
Gain on divestitures	—	1,401
Loss on extinguishment and modification of debt	(7,409)	(2,394)
Other income (expense), net	647	(150)
Total other expense, net	(45,662)	(31,119)

Income (loss) before income taxes and share of net earnings of equity method investee	(146,928)	24,898
Share of net earnings of equity method investee	511	—
Income (loss) before income taxes	(146,417)	24,898
Less: income tax benefit	(144,521)	—
Net income (loss)	(1,896)	24,898
Less: net income (loss) attributable to noncontrolling interests	(4,237)	10,959
Net income attributable to Baldwin	$2,341	$13,939

Basic earnings per share	$0.02	$0.21
Diluted earnings per share	$0.02	$0.20
Weighted-average shares of Class A common stock outstanding - basic	93,798	66,067
Weighted-average shares of Class A common stock outstanding - diluted	96,828	69,328

Net income (loss)	$(1,896)	$24,898
Other comprehensive income	3,292	—
Comprehensive income	1,396	24,898
Less: comprehensive income (loss) attributable to noncontrolling interests	(3,191)	10,959
Comprehensive income attributable to Baldwin	$4,587	$13,939

See accompanying Notes to Condensed Consolidated Financial Statements.

THE BALDWIN INSURANCE GROUP, INC.
Condensed Consolidated Statements of Stockholders’ Equity and Mezzanine Equity
(Unaudited)

For the Three Months Ended March 31, 2026
	Stockholders’ Equity									Mezzanine Equity
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-controlling Interest	Total	Redeemable Non-controlling Interest
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2025	71,779,608	$718	46,703,818	$5	$844,236	$(245,236)	$492	$483,664	$1,083,879	$519
Net income (loss)	—	—	—	—	—	2,341	—	(4,291)	(1,950)	54
Equity issued in business combinations	23,951,021	239	—	—	382,138	—	—	128,184	510,561	—
Share-based compensation, net of forfeitures	1,619,524	16	—	—	18,165	—	—	8,537	26,718	—
Redemption of Class B common stock	1,490,372	15	(1,490,372)	—	12,447	—	—	(12,462)	—	—
Repurchases of Class A common stock	(2,193,429)	(22)	—	—	—	(31,975)	—	(14,969)	(46,966)	—
Tax Receivable Agreement liability and deferred taxes arising from LLC interest ownership changes	—	—	—	—	(21,885)	—	—	—	(21,885)	—
Distributions to variable interest entities	—	—	—	—	—	—	—	(2,531)	(2,531)	(36)
Other comprehensive income	—	—	—	—	—	—	2,246	1,046	3,292	—
Balance at March 31, 2026	96,647,096	$966	45,213,446	$5	$1,235,101	$(274,870)	$2,738	$587,178	$1,551,118	$537

For the Three Months Ended March 31, 2025
	Stockholders’ Equity								Mezzanine Equity
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total	Redeemable Non-controlling Interest
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2024	67,979,419	$680	49,552,686	$5	$793,954	$(211,423)	$425,128	$1,008,344	$453
Net income	—	—	—	—	—	13,939	10,898	24,837	61
Share-based compensation, net of forfeitures	612,879	6	—	—	8,960	—	6,222	15,188	—
Redemption of Class B common stock	1,260,092	13	(1,260,092)	—	13,504	—	(13,517)	—	—
Distributions to variable interest entities	—	—	—	—	—	—	(345)	(345)	(143)
Balance at March 31, 2025	69,852,390	$699	48,292,594	$5	$816,418	$(197,484)	$428,386	$1,048,024	$371

See accompanying Notes to Condensed Consolidated Financial Statements.

THE BALDWIN INSURANCE GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2026	2025
Cash flows from operating activities:
Net income (loss)	$(1,896)	$24,898
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	57,078	27,465
Change in fair value of contingent consideration	1,969	8,061
Share-based compensation expense	12,818	12,803
Payment of contingent earnout consideration in excess of purchase price accrual	(5,876)	(78,193)
Gain on divestitures	—	(1,401)
Amortization of deferred financing costs	1,665	1,422
Other operating activity	(1,160)	726
Changes in operating assets and liabilities:
Assumed premiums, commissions and fees receivable, net	(55,666)	(47,789)
Prepaid expenses and other current assets	(6,627)	(6,708)
Right-of-use assets	8,811	3,775
Accounts payable, accrued expenses and other current liabilities	2,423	9,892
Colleague earnout incentives	—	(14,854)
Operating lease liabilities	(4,739)	(4,080)
Deferred taxes	(14,873)	—
Net cash used in operating activities	(6,073)	(63,983)
Cash flows from investing activities:
Cash consideration paid for business combinations, net of cash received	(452,377)	—
Deferred payments for business combinations	(25,000)	—
Capital expenditures	(12,664)	(8,933)
Investments in and loans for business ventures	(87)	(620)
Proceeds from divestitures, net of cash transferred	—	1,401
Cash consideration paid for asset acquisitions	(1,076)	(460)
Net cash used in investing activities	(491,204)	(8,612)
Cash flows from financing activities:
Change in fiduciary receivables and liabilities, net	(17,509)	(5,444)
Repurchase of common stock	(46,966)	—
Proceeds from revolving line of credit	245,000	9,000
Payments on revolving line of credit	(161,000)	(9,000)
Proceeds from refinancing of long-term debt	600,000	935,800
Payments relating to extinguishment and modification of long-term debt	—	(835,800)
Payments on long-term debt	(6,538)	(2,340)
Payments of deferred financing costs	(4,040)	—
Payment of contingent earnout consideration up to amount of purchase price accrual	—	(32,841)
Other financing activity	(2,446)	(488)
Net cash provided by financing activities	606,501	58,887
Net increase (decrease) in cash and cash equivalents and fiduciary cash	109,224	(13,708)
Cash and cash equivalents and fiduciary cash at beginning of period	346,897	312,769
Cash and cash equivalents and fiduciary cash at end of period	$456,121	$299,061

THE BALDWIN INSURANCE GROUP, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2026	2025
Supplemental schedule of cash flow information:
Cash paid during the period for interest	$26,314	$13,787
Cash paid during the period for income taxes	5	25
Disclosure of non-cash investing and financing activities:
Equity issued in business combinations	$510,561	$—
Contingent earnout liabilities recognized in business combinations	315,998	—
Deferred payment obligations recognized in business combinations	165,164	—
Establish Tax Receivable Agreement liabilities	14,604	—
Establish deferred taxes arising from investment in Baldwin Holdings	7,281	—
Right-of-use assets obtained in exchange for operating lease liabilities	1,716	1,445
Right-of-use assets increased through lease modifications and reassessments	1,226	1,688
Capital expenditures incurred but not yet paid	990	2,883
Increase in goodwill resulting from measurement period adjustments for prior year business combinations	341	—

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
Baldwin is a diversified insurance agency and services organization that markets and sells insurance products and services to its clients throughout the U.S. A significant portion of the Company’s business is concentrated in the Southeastern U.S., with several other regional concentrations. Baldwin and its subsidiaries operate through three reportable segments (“operating groups”), including Insurance Advisory Solutions, Underwriting, Capacity & Technology Solutions and Mainstreet Insurance Solutions, which are discussed in more detail in Note 18.
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
Unaudited Interim Financial Reporting
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all the information and related notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting of recurring accruals, considered necessary for fair presentation of the financial statements have been included. The accompanying consolidated balance sheet for the year ended December 31, 2025 was derived from audited financial statements, but does not include all disclosures required by GAAP. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2026.

Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates underlying the accompanying condensed consolidated financial statements include the application of guidance for revenue recognition, impairment of intangible assets and goodwill, the valuation of acquired relationships, the valuation of contingent consideration and the Tax Receivable Agreement liabilities.
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
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 updates the accounting framework for internal-use software development costs to better reflect modern development practices, including agile methodologies. Key changes include replacing the traditional project stage model with a capitalization threshold based on management’s authorization and commitment to fund the project, along with a requirement that completion of the project be probable. ASU 2025-06 also supersedes guidance on website development costs. This guidance is effective for fiscal years beginning after December 15, 2027 and interim periods within those fiscal years. The Company is currently evaluating the impact this standard will have on the consolidated financial statements.
Changes in Presentation
Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications had no impact on the Company’s previously reported consolidated financial position, results of operations or cash flows.
2. Significant Accounting Policies
Repurchases of Class A Common Stock
The Company accounts for repurchases of its Class A common stock using the constructive retirement method. Shares repurchased are retired immediately upon repurchase and are returned to the status of authorized but unissued shares. Any excess of the repurchase cost over par value is recorded as a reduction to accumulated deficit. No treasury stock is carried on the condensed consolidated balance sheets. In connection with each repurchase of a share of Class A common stock, a corresponding LLC Unit of Baldwin Holdings held by the Company and a corresponding share of Class B common stock are cancelled.

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
The Company accounts for amounts payable under the Tax Receivable Agreement in accordance with ASC Topic 450, Contingencies (“Topic 450”). Estimating the amount of payments that may be made under the Tax Receivable Agreement is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. The actual increase in tax basis, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of redemptions or exchanges, the price of shares of our Class A common stock at the time of the redemption or exchange, the extent to which such redemptions or exchanges are taxable and the amount and timing of our income. Any such changes in these factors or changes in the Company’s determination of the need for a valuation allowance related to the tax benefits acquired under the Tax Receivable Agreement, including changes in the expected realization of tax benefits, which may be informed by, but not solely determined by, valuation allowance assessments, could adjust the Tax Receivable Agreement liabilities recognized on the consolidated balance sheets.
The Company accounts for the effects of these increases in tax basis and associated payments under the Tax Receivable Agreement arising from future redemptions or exchanges as follows:
•records an increase in deferred tax assets through additional paid-in capital for the estimated income tax effects of the increases in tax basis based on enacted federal and state tax rates at the date of the redemption or exchange;
•to the extent it is estimated that the Company will not realize the full benefit represented by the deferred tax asset, based on an analysis that will consider, among other things, our expectation of future earnings, the Company reduces the deferred tax asset with a valuation allowance, also recorded to additional paid-in capital; and
•records 85% of the estimated realizable tax benefit as defined in the Tax Receivable Agreement as an increase to the liability due under the Tax Receivable Agreement, with the offset to additional paid-in capital.
Subsequent changes to the initial establishment of the increases in deferred tax assets and Tax Receivable Agreement liability between reporting periods will be recognized in the consolidated statements of stockholders’ equity and mezzanine equity as the exchanges represent transactions among stockholders. Subsequent changes in any of our estimates after the date of the redemption or exchange, as well as any interest accrued on the Tax Receivable Agreement between the Company’s annual tax filing date and the Tax Receivable Agreement payment date, are recognized in the consolidated statements of comprehensive income (loss). In the unlikely event of an early termination of the Tax Receivable Agreement, the Company is required to pay to each holder of the Tax Receivable Agreement an early termination payment equal to the discounted present value of all unpaid Tax Receivable Agreement payments.
3. Business Combinations
The Company completed three business combinations for an aggregate purchase price of $1.6 billion during the three months ended March 31, 2026. In accordance with ASC Topic 805, Business Combinations (“Topic 805”), total consideration was first allocated to the fair value of assets acquired, including liabilities assumed, with the excess being recorded as goodwill. For financial statement purposes, goodwill is not amortized but rather is evaluated for impairment at least annually or more frequently if an event or change in circumstances occurs that indicates goodwill may be impaired. For tax purposes, goodwill is generally deductible and will be amortized over a period of 15 years.

The Company completed the following business combinations during the three months ended March 31, 2026:
•The Company acquired the outstanding equity interests of the business of Cobbs Allen Capital Holdings, LLC (“CAC Group”), an Insurance Advisory Solutions partner effective January 1, 2026, to significantly expand Baldwin’s specialty capabilities and strengthen its specialty product lines and data and analytics platform.
•The Company acquired the outstanding equity interests of Creisoft, Inc. (“Obie”), an Underwriting, Capacity & Technology Solutions partner effective January 2, 2026, to expand access to embedded insurance distribution capabilities for MSI within the UCTS operating group and strengthen its offerings in the rapidly growing real estate investor market.
•The Company acquired substantially all the assets of Foley Insurance Agency, Inc., doing business as Capstone Group (“Capstone”), an Insurance Advisory Solutions partner effective January 2, 2026, to expand Baldwin’s regional presence and enhance its ability to deliver comprehensive risk management solutions to a wider client base.
The recorded purchase price for business combinations include an estimation of the fair value of contingent earnout obligations associated with contractual earnout provisions providing for post-closing contingent consideration payments, which are based on revenue, revenue growth and net income (loss) before interest, taxes, depreciation, amortization, change in fair value of contingent consideration and certain items of income and expense, including share-based compensation expense, transaction-related partnership and integration expenses, transformation costs, severance, and certain non-recurring items, including those related to raising capital (“adjusted EBITDA”) growth. The contingent earnout consideration amounts identified in the table below are measured at fair value within Level 3 of the fair value hierarchy as discussed further in Note 16. Any subsequent changes in the fair value of contingent earnout liabilities will be recorded in the condensed consolidated statements of comprehensive income (loss) when incurred.
The recorded purchase price allocations for the CAC Group, Obie, and Capstone partnerships also include an estimation of the fair value of equity interests, which is calculated based on the value of the Company’s Class A common stock on the closing date taking into account a discount for lack of marketability.
The operating results of these business combinations have been included in the condensed consolidated statements of comprehensive income (loss) from their respective acquisition dates. The Company recognized total revenues and net loss from its business combinations of $106.1 million and $6.0 million, respectively, for the three months ended March 31, 2026.
Due to the complexity of valuing the consideration paid and the purchase price allocation and the timing of these activities, certain amounts included in the consolidated financial statements may be provisional and subject to additional adjustments within the measurement period as permitted by Topic 805. Specifically, the Company's valuations of the fair value of contingent earnout consideration and intangible assets are estimates based on assumptions of factors such as discount rates and growth rates and tax related balances for CAC Group and Obie are estimates based on the preliminary determination of the tax basis of assets acquired and liabilities assumed. Accordingly, these assets and liabilities are subject to measurement period adjustments as determined after the passage of time. Any measurement period adjustments related to prior period business combinations are reflected as current period adjustments in accordance with Topic 805.

The table below provides a summary of the total consideration and the estimated purchase price allocations made for each of the business acquisitions that became effective during the three months ended March 31, 2026.

(in thousands)	CAC Group	Obie	Capstone	Totals
Cash consideration paid	$450,409	$86,958	$35,396	$572,763
Fair value of contingent earnout consideration	225,000	81,755	9,243	315,998
Fair value of equity interest	494,778	8,393	7,390	510,561
Deferred payments(1)	54,900	110,264	—	165,164
Total consideration	$1,225,087	$287,370	$52,029	$1,564,486
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$13,692	$1,962	$739	16,393
Fiduciary cash	88,804	15,189	—	103,993
Assumed premiums, commissions and fees receivable	48,743	883	698	50,324
Fiduciary receivables	188,515	2,667	—	191,182
Prepaid expenses and other current assets	2,044	272	39	2,355
Property and equipment	8,778	—	—	8,778
Right-of-use assets	26,494	808	—	27,302
Other assets	5,728	—	—	5,728
Intangible assets	410,245	121,688	19,050	550,983
Fiduciary liabilities	(277,319)	(17,856)	—	(295,175)
Commissions payable	(45,172)	—	(168)	(45,340)
Accrued expenses and other current liabilities	(15,507)	(5,553)	(530)	(21,590)
Operating lease liabilities, less current portion	(22,050)	(808)	—	(22,858)
Deferred tax liabilities	(115,997)	(26,211)	—	(142,208)
Total identifiable net assets acquired	316,998	93,041	19,828	429,867
Goodwill	908,089	194,329	32,201	1,134,619
Net assets acquired	$1,225,087	$287,370	$52,029	$1,564,486

Maximum potential contingent earnout consideration	$250,000	$275,000	$19,855	$544,855
__________
(1)    The non-current portion of deferred payment obligations totaling $128.4 million is reflected in other liabilities on the condensed consolidated balance sheet as of March 31, 2026 while the current portion is reflected in accrued expenses and other current liabilities as disclosed in Note 9.
The factors contributing to the recognition of goodwill include the expansion of our specialty risk and advisory capabilities, enhanced embedded insurance distribution and vertical integration within the reinsurance and insurance brokerage industry, and the strengthening of our regional presence and comprehensive risk management offerings.
The intangible assets acquired in connection with the partnerships have the following values and estimated weighted-average lives:

(in thousands, except weighted-average lives)	Amount	Weighted- Average Life
Acquired relationships	$474,070	15.0 years
Trade names	48,250	5.3 years
Software	28,663	4.7 years

Future annual estimated amortization expense for the next five years is as follows for intangible assets acquired in connection with the partnerships:

(in thousands)	Amount
For the remainder of 2026	$68,273
2027	79,025
2028	69,099
2029	61,040
2030	55,531
2031	36,063
The following pro forma consolidated results of operations are provided for illustrative purposes only and have been presented as if the CAC Group, Obie, and Capstone partnerships occurred on January 1, 2025. This pro forma information should not be relied upon as being indicative of the historical results that would have been obtained if the acquisition had occurred on that date, nor of the results that may be obtained in the future.

	For the Three Months Ended March 31,
(in thousands)	2026	2025
Pro forma results:
Revenues	$532,235	$488,261
Net income (loss)	(1,896)	3,235
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
The Company has determined that it is the primary beneficiary of its VIEs, which include Lennar Insurance Agency, Laureate Insurance Partners, LLC, BKS Smith, LLC, BKS MS, LLC and BKS Partners Galati Marine Solutions, LLC. The Company has consolidated its VIEs into the accompanying condensed consolidated financial statements.
Total revenues and expenses of the Company’s consolidated VIEs included in the condensed consolidated statements of comprehensive income (loss) were as follows:

	For the Three Months Ended March 31,
(in thousands)	2026	2025
Consolidated VIEs:
Revenues	$6,929	$653
Expenses	5,205	315
The assets of the consolidated VIEs can only be used to settle the obligations of the consolidated VIEs and the creditors of the liabilities of the consolidated VIEs do not have recourse to the Company.

5. Revenue
The following table provides disaggregated revenues by major source:

	For the Three Months Ended March 31,
(in thousands)	2026	2025
Commission revenue(1)	$420,554	$338,862
Profit-sharing revenue(2)	26,111	24,340
Consulting and service fee revenue(3)	43,473	20,156
Policy fee and installment fee revenue(4)	20,742	17,980
Assumed premium earned(5)	14,191	4,317
Other income(6)	3,790	4,876
Investment income(7)	3,374	2,874
Total revenues	$532,235	$413,405
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
(5)    Assumed premium earned relates to the premiums earned in the Captive. Refer to Note 19 for additional information.
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

(in thousands)	March 31, 2026	December 31, 2025
Contract assets	$324,460	$279,517
Contract liabilities	41,447	36,333
During the three months ended March 31, 2026, the Company recognized revenue of $23.8 million related to the contract liabilities balance at December 31, 2025.
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

	For the Three Months Ended March 31,
(in thousands)	2026	2025
Balance at beginning of period	$38,645	$33,844
Costs capitalized	4,415	3,812
Amortization	(3,626)	(2,881)
Balance at end of period	$39,434	$34,775
8. Goodwill
The changes in carrying value of goodwill by operating group for the periods are as follows:

(in thousands)	Insurance Advisory Solutions	Underwriting, Capacity & Technology Solutions	Mainstreet Insurance Solutions	Total
Balance at December 31, 2025	$932,487	$241,905	$342,779	$1,517,171
Goodwill of acquired businesses	940,290	194,329	—	1,134,619
Measurement period adjustments(1)	—	341	—	341
Balance at March 31, 2026	$1,872,777	$436,575	$342,779	$2,652,131
__________
(1)    Adjustments were made within the permitted measurement period to reflect a decrease in assumed premiums, commissions and fees receivable, net related to partnerships entered into in the prior year. The measurement period adjustments have been reflected as current‑period adjustments in accordance with Topic 805 and had no effect on results of operations or cash flows.

9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

(in thousands)	March 31, 2026	December 31, 2025
Accrued expenses	$59,072	$57,397
Accrued compensation and benefits	54,611	78,271
Contract liabilities	41,447	36,333
Deferred payments	40,684	29,336
Current portion of operating lease liabilities	22,222	18,088
Accrued interest	21,435	9,447
Assumed premium unearned	18,150	1,873
Current portion of long-term debt	16,091	12,577
Other	12,155	9,238
Accrued expenses and other current liabilities	$285,867	$252,560
10. Long-Term Debt
As of December 31, 2025, the Amendment No. 3 to the Amended and Restated Credit Agreement (the “JPM Credit Agreement”) provided for senior secured credit facilities in an aggregate principal amount of $1.61 billion, which consisted of (i) a term loan facility in the principal amount of $1.0 billion, bearing interest at a rate of term SOFR, plus an applicable margin of 250 bps, maturing May 24, 2031 (the “2025 Term Loans”) and (ii) a revolving credit facility with commitments in an aggregate principal amount of $600 million, bearing interest at term SOFR plus a 10 bps credit spread adjustment and an applicable margin ranging from 175 bps to 250 bps based on the Company’s total first lien net leverage ratio maturing May 24, 2029 (the “Revolving Facility” and, together with the 2025 Term Loans, the “JPM Credit Facility”). As of March 31, 2026 and December 31, 2025, Baldwin Holdings also had 7.125% Senior Secured Notes with an aggregate principal amount of $600 million due May 15, 2031.
On January 2, 2026, the Company entered into Amendment No. 4 to the JPM Credit Agreement, which provided for $600 million of incremental term loans (the “Incremental Term Loans” and, collectively with the 2025 Term Loans, the “Term Loans”). The refinancing increased the aggregate principal amount of outstanding term loans under the JPM Credit Agreement to approximately $1.6 billion. The Company incurred approximately $12.0 million of debt issuance costs in connection with the refinancing. The Incremental Term Loans are subject to the same terms and conditions applicable to the existing 2025 Term Loans under the JPM Credit Agreement. The Incremental Term Loans require quarterly principal payments of $4.0 million, with the remaining balance payable in full on the maturity date thereof.
As of March 31, 2026 and December 31, 2025, the Company’s outstanding borrowings under the Term Loans of $1.6 billion and $1.0 billion, respectively, had respective applicable interest rates of 6.18% and 6.25%. As of March 31, 2026 and December 31, 2025, the Company’s outstanding borrowings under the Revolving Facility of $191.0 million and $107.0 million, respectively, had respective applicable interest rates of 6.27% and 6.39%. The Revolving Facility was subject to a commitment fee of 0.40% on unused capacity as of March 31, 2026 and December 31, 2025. At March 31, 2026 and December 31, 2025, the Company had undrawn letters of credit issued under the Revolving Facility of $16.0 million, which are subject to letter of credit fees.
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
On September 14, 2025, the Company entered into a floating-to-fixed interest rate swap agreement with a notional amount of $500.0 million, under which it exchanged the variable rate on the Term Loans, indexed to 1-month term SOFR, for a fixed rate of 3.244%. Interest payments were made on a monthly basis commencing October 14, 2025 and continue through the termination date of September 14, 2028.

The interest rate swap has been designated as a cash flow hedge under ASC 815, Derivatives and Hedging. The Company assesses hedge effectiveness using the hypothetical derivative method and expects the hedge to be highly effective over its term. Changes in the fair value of the interest rate swap are recorded in accumulated other comprehensive income, which is a component of equity on the condensed consolidated balance sheets. The net cash settlements of the interest rate swap are classified within cash flows from operating activities in the condensed consolidated statements of cash flows. The Company’s hedging program extends through September 2028.
At March 31, 2026 and December 31, 2025, the fair value of the interest rate swap was a $4.1 million asset and a $0.8 million asset, respectively, which is included in other assets on the condensed consolidated balance sheets. The Company recorded a $3.3 million gain in other comprehensive income related to the interest rate swap during the three months ended March 31, 2026.
12. Related Party Transactions
Related Party Balances
Baldwin Holdings holds an ownership interest in Emerald Bay Risk Solutions, LLC (“Emerald Bay”), an entity formed for the benefit of the MGA business, to which Baldwin Holdings, Lowry Baldwin (the Company's Chairman), and members of the Company's executive management team have made capital commitments. The carrying value of the Company’s investment in Emerald Bay was $2.3 million at March 31, 2026 and December 31, 2025. Investments are included in other assets on the condensed consolidated balance sheets.
Commission Revenue
The Company serves as a broker for Holding Company of the Villages, Inc. (“The Villages”), a significant shareholder, and certain affiliated entities. Commission revenue recorded from transactions with The Villages and affiliated entities was $0.8 million and $1.8 million for the three months ended March 31, 2026 and 2025, respectively.
Family Relationships
The Estate of John Baldwin, brother of Lowry Baldwin, the Company’s Chairman, received $1.1 million in proceeds from the Company for the sale of John Baldwin’s book of business during the three months ended March 31, 2026.
Rent Expense
The Company has various agreements to lease office space from wholly-owned subsidiaries of The Villages. Total rent expense incurred with respect to The Villages and its wholly-owned subsidiaries was approximately $0.2 million for each of the three months ended March 31, 2026 and 2025. Total right-of-use assets and operating lease liabilities included on the Company's condensed consolidated balance sheets relating to these lease agreements were $2.1 million and $2.1 million, respectively, at March 31, 2026 and $1.7 million and $1.8 million, respectively, at December 31, 2025.
The Company has various agreements to lease office space from other related parties. Total rent expense incurred with respect to other related parties was $0.8 million and $0.9 million for the three months ended March 31, 2026 and 2025. Total right-of-use assets and operating lease liabilities included on the Company’s condensed consolidated balance sheets relating to these lease agreements were $9.7 million and $10.1 million, respectively, at March 31, 2026 and $7.6 million and $8.8 million, respectively, at December 31, 2025.
13. Share-Based Compensation
The Company has an Omnibus Incentive Plan (the “Omnibus Plan”) and a Partnership Inducement Award Plan (the “Inducement Plan” and, collectively with the Omnibus Plan, the “Plans”) to motivate and reward colleagues and certain other individuals to perform at the highest level and contribute significantly to the Company’s success, thereby furthering the best interests of Baldwin’s stockholders. The total number of shares of Class A common stock authorized for issuance under the Omnibus Plan and the Inducement Plan was 15,513,345 and 3,000,000, respectively, at March 31, 2026.
During the three months ended March 31, 2026, the Company made awards of restricted stock awards (“RSAs”) and fully vested shares under the Plans to its non-employee directors, officers, colleagues and consultants. Fully-vested shares issued to directors, officers and colleagues during the three months ended March 31, 2026 were vested upon issuance, while RSAs issued to colleagues, consultants and officers generally either cliff vest after three to four years or vest ratably over three to five years.

The following table summarizes the activity for awards granted by the Company under the Plans:

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Non-vested awards outstanding at December 31, 2025	3,094,268	$36.03
Granted	2,105,891	22.77
Vested and settled	(1,690,971)	24.13
Forfeited	(250,772)	44.69
Non-vested awards outstanding at March 31, 2026	3,258,416	32.97
The total fair value of shares that vested and settled under the Plans was $40.8 million and $36.7 million for the three months ended March 31, 2026 and 2025, respectively.
Share-based compensation is recognized ratably over the vesting period of the respective awards and includes expense related to issuances under the Plans and the portion of annual bonuses that are payable in fully-vested shares of Class A common stock. The Company recognizes share-based compensation expense for the Plans net of actual forfeitures. The Company recorded share-based compensation expense of $12.8 million for each of the three months ended March 31, 2026 and 2025. Share-based compensation expense is included in colleague compensation and benefits expense in the consolidated statements of comprehensive income (loss).
14. Income Taxes
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
Effective Tax Rate
The Company’s annual effective tax rate was 0.2% and 4.1% for the three months ended March 31, 2026 and 2025, respectively. The effective tax rate for the three months ended March 31, 2026 was lower than the U.S. federal statutory rate primarily as result of the valuation allowance release and the impact of partnership income allocations. The effective tax rate for three months ended March 31, 2025 was lower than the U.S. federal statutory rate primarily as a result of the change in the valuation allowance and the impact of partnership income allocations.
The Company does not believe it has any significant uncertain tax positions and therefore has no unrecognized tax benefits as of March 31, 2026, that, if recognized, would affect the annual effective tax rate.
Deferred Taxes
The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which the related temporary differences become deductible, as well as the Company’s ability to implement feasible tax‑planning strategies. The Company has historically maintained a full valuation allowance on its deferred tax assets due to uncertainty regarding the generation of sufficient future taxable income necessary to realize those assets.
Each reporting period, the Company evaluates both positive and negative evidence that could affect its assessment of the realizability of its deferred tax assets. Our reassessment in the first quarter of 2026 included the consideration of additional evidence arising from the Company’s acquisition of the outstanding equity interests of CAC Group on January 1, 2026 and Obie on January 2, 2026, which resulted in the recognition of $142.2 million of deferred tax liabilities. The recognition of deferred tax liabilities associated with acquired intangible assets provided a source of future taxable income, which supported the realizability of certain deferred tax assets and resulted in a shift from a net deferred tax asset position to a net deferred tax liability position. Based on the evaluation of all available positive and negative evidence, the Company concluded that sufficient positive evidence existed to support the realizability of the majority of its deferred tax assets.

As of December 31, 2025, the Company maintained a full valuation allowance on its deferred tax assets of $210.7 million. As previously discussed, and due in part to the acquisitions of CAC Group and Obie, we have determined that it is more likely than not that a portion of our deferred tax assets will be realized. During the first quarter of 2026, we released $167.1 million of the valuation allowance previously recorded and recorded an increase in net deferred tax liabilities of $30.0 million, with $144.5 million recognized as income tax benefit in the condensed consolidated statements of comprehensive income (loss) and $7.3 million recognized as a reduction to additional paid-in capital on the condensed consolidated statements of stockholders’ equity and mezzanine equity. As of March 31, 2026, the Company was in a net deferred tax liability position of $4.7 million.
Our income tax benefit was $144.5 million for the three months ended March 31, 2026, which reflects the release of the majority of the valuation allowance, partially offset by the change in deferred tax liabilities, which were recognized in connection with the CAC Group and Obie partnerships. For the three months ended March 31, 2025, the Company did not record an income tax benefit or expense due to the full valuation allowance maintained against its deferred tax assets.
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
The Company accounts for amounts payable under the Tax Receivable Agreement in accordance with Topic 450. Estimating the amount of payments that may be made under the Tax Receivable Agreement is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. The actual increase in tax basis, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of redemptions or exchanges, the price of shares of our Class A common stock at the time of the redemption or exchange, the extent to which such redemptions or exchanges are taxable and the amount and timing of our income. Any such changes in these factors or changes in the Company’s determination of the need for a valuation allowance related to the tax benefits acquired under the Tax Receivable Agreement, including changes in the expected realization of tax benefits, which may be informed by, but not solely determined by, valuation allowance assessments, could adjust the Tax Receivable Agreement liabilities recognized on the consolidated balance sheets.
The Company accounts for the effects of these increases in tax basis and associated payments under the Tax Receivable Agreement arising from future redemptions or exchanges as follows:
•records an increase in deferred tax assets through additional paid-in capital for the estimated income tax effects of the increases in tax basis based on enacted federal and state tax rates at the date of the redemption or exchange;
•to the extent it is estimated that the Company will not realize the full benefit represented by the deferred tax asset, based on an analysis that will consider, among other things, our expectation of future earnings, the Company reduces the deferred tax asset with a valuation allowance, also recorded to additional paid-in capital; and
•records 85% of the estimated realizable tax benefit as defined in the Tax Receivable Agreement as an increase to the liability due under the Tax Receivable Agreement, with the offset to additional paid-in capital.

Subsequent changes to the initial establishment of the increases in deferred tax assets and Tax Receivable Agreement liability between reporting periods will be recognized in the consolidated statements of stockholders’ equity and mezzanine equity as the exchanges represent transactions among stockholders. Subsequent changes in any of our estimates after the date of the redemption or exchange, as well as any interest accrued on the Tax Receivable Agreement between the Company’s annual tax filing date and the Tax Receivable Agreement payment date, are recognized in the consolidated statements of comprehensive income (loss). In the unlikely event of an early termination of the Tax Receivable Agreement, the Company is required to pay to each holder of the Tax Receivable Agreement an early termination payment equal to the discounted present value of all unpaid Tax Receivable Agreement payments.
Following the Company’s assessment of the realizability of its deferred tax assets during the three months ended March 31, 2026 discussed above, and after concluding that the related tax benefits were more likely than not to be realized, the Company determined that the Tax Receivable Agreement liabilities associated with these basis increases generated to date was probable of being payable. Accordingly, the Company recorded Tax Receivable Agreement liabilities equal to 85% of the tax benefits expected to be realized from the redemptions. The Company anticipates having sufficient taxable income to be able to realize the benefits and has recorded Tax Receivable Agreement liabilities based on the undiscounted estimated future payments under the Tax Receivable Agreement. The amounts payable under the Tax Receivable Agreement will vary depending upon a number of factors, including the amount, character, and timing.
During the three months ended March 31, 2026, 1,490,372 LLC Units were redeemed by the Pre‑IPO LLC Members in exchange for an equal number of newly issued shares of Class A common stock. These exchanges resulted in an increase in the tax basis of Baldwin’s investment in Baldwin Holdings, generating additional deferred tax assets subject to the provisions of the Tax Receivable Agreement.
As of March 31, 2026 and December 31, 2025, the Company had Tax Receivable Agreement liabilities of $144.6 million and $4.5 million, respectively, representing amounts payable to current or former Baldwin Holdings LLC Members under the Tax Receivable Agreement. These amounts are included in Tax Receivable Agreement liabilities on the consolidated balance sheets.
During the three months ended March 31, 2026, increases to the Tax Receivable Agreement liabilities of $130.0 million due to the initial recognition were recognized in other operating expenses on the condensed consolidated statements of comprehensive income (loss). During the three months ended March 31, 2026, increases to the Tax Receivable Agreement liabilities of $14.6 million due to exchanges of LLC Common Units for Class A common stock were recognized as a reduction to additional paid-in capital on the condensed consolidated statements of stockholders’ equity and mezzanine equity.
15. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) attributable to Baldwin by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings (loss) per share is computed giving effect to all potentially dilutive shares of common stock.
The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended March 31,
(in thousands, except per share data)	2026	2025
Basic earnings per share:
Net income attributable to Baldwin	$2,341	$13,939
Shares used for basic earnings per share:
Weighted-average shares of Class A common stock outstanding - basic	93,798	66,067
Basic earnings per share	$0.02	$0.21

Diluted earnings per share:
Net income attributable to Baldwin	$2,341	$13,939
Shares used for diluted earnings per share:
Weighted-average shares of Class A common stock outstanding - basic	93,798	66,067
Dilutive effect of unvested stock awards	3,030	3,261
Weighted-average shares of Class A common stock outstanding - diluted	96,828	69,328
Diluted earnings per share	$0.02	$0.20

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

	For the Three Months Ended March 31,
	2026	2025
Shares of Class B common stock	45,963,182	49,045,330
The shares of Class B common stock do not share in the earnings or losses attributable to Baldwin, and therefore, are not participating securities. Accordingly, a separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been included.
16. Fair Value Measurements
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

	Fair Value Hierarchy
	Level 1		Level 2		Level 3
(in thousands)	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Assets:
Money market funds	$217,452	$229,922	$—	$—	$—	$—
Derivative instruments	—	—	4,108	815	—	—
Liabilities:
Contingent earnout liabilities	—	—	—	—	335,384	23,293
Money Market Funds
The Company has investments in money market funds, which are included in cash and cash equivalents and fiduciary cash on the condensed consolidated balance sheets. Fair value inputs for these investments are considered Level 1 measurements within the fair value hierarchy since money market fund fair values are known and observable through daily published floating values.

Derivative Instruments
The Company’s derivative instruments include an interest rate swap, which is classified within Level 2 of the fair value hierarchy. The fair value of the interest rate swap was determined using an income approach based on the terms of the contract and inputs corroborated by observable market data, including interest rate curves.
Contingent Earnout Liabilities
Methodologies used for liabilities measured at fair value on a recurring basis within Level 3 of the fair value hierarchy are based on limited unobservable inputs. These methods may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of differing methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.
The fair value of contingent earnout liabilities is based on sales projections for the acquired entities, which are reassessed each reporting period. Based on the Company’s ongoing assessment of the fair value of its contingent earnout liabilities, the Company recorded a net increase (decrease) in the estimated fair value of such liabilities of $2.0 million and $8.1 million for the three months ended March 31, 2026 and 2025, respectively. The Company has assessed the maximum estimated exposure to the contingent earnout liabilities to be $589.4 million at March 31, 2026.
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
The fair value of the contingent earnout liabilities is based on the present value of the expected future payments to be made to partners in accordance with the provisions outlined in the respective purchase agreements, which at times includes Monte Carlo simulations or a discounted cash flow analysis. In determining fair value, the Company estimates the partner’s future performance using financial projections developed by management for the partner and market participant assumptions that were derived for revenue growth, EBITDA growth and retention rates. Revenue or EBITDA growth rates generally ranged from 8% to 23% at March 31, 2026 and were generally 20% at December 31, 2025. The Company estimates future payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. These payments are generally discounted to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of the partner to achieve the targets. These discount rates generally ranged from 8% to 23% at March 31, 2026. No significant discount rates were applied to the remaining material contingent earnout liabilities at December 31, 2025 due, in part, to the short-term nature of a substantial portion of the liabilities wherein their fair values approximated their carrying values. Changes in financial projections, market participant assumptions for revenue growth, or the risk-adjusted discount rate, would result in a change in the fair value of contingent consideration.
The following table sets forth a summary of the changes in the fair value of the Company’s contingent earnout liabilities, which are measured at fair value on a recurring basis utilizing Level 3 assumptions in their valuation:

	For the Three Months Ended March 31,
(in thousands)	2026	2025
Balance at beginning of period	$23,293	$145,559
Change in fair value of contingent consideration(1)	1,969	8,061
Fair value of contingent consideration issuances	315,998	—
Settlement of contingent consideration(2)	(5,876)	(105,386)
Balance at end of period	$335,384	$48,234
__________
(1)    The Company reclassified $(3.3) million of its contingent earnout liabilities through the issuance (reduction) of colleague earnout incentives during the three months ended March 31, 2025, which resulted in a reclassification between the change in fair value of contingent consideration and colleague compensation and benefits expense in the condensed consolidated statements of comprehensive income (loss).

(2)    The condensed consolidated statement of cash flows for the three months ended March 31, 2025 includes $5.6 million of payments of contingent earnout consideration related to non-cash settlements in prior periods.
Fair Value of Other Financial Instruments
The fair value of long-term debt and the revolving line of credit are based on estimates using discounted cash flow analyses and current borrowing rates for similar types of borrowing arrangements. The carrying amounts and estimated fair value of long-term debt and the revolving line of credit were as follows:

	Fair Value Hierarchy	March 31, 2026		December 31, 2025
(in thousands)		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt(1)	Level 2	$2,197,068	$2,167,619	$1,603,606	$1,620,092
Revolving line of credit	Level 2	191,000	189,379	107,000	107,985
__________
(1)    The carrying amount of long-term debt reflects outstanding borrowings, which are presented net of unamortized debt discount and issuance costs of $27.6 million and $24.9 million at March 31, 2026 and December 31, 2025, respectively, on the condensed consolidated balance sheets.
17. Commitments and Contingencies
Commitments
As of March 31, 2026, Baldwin Holdings has a remaining commitment to the University of South Florida (“USF”) to donate $2.5 million through October 2028. The gift will provide support for the School of Risk Management and Insurance in the USF Muma College of Business. It is currently anticipated that Lowry Baldwin, the Company's Chairman, will fund half of the amounts to be donated by the Company.
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
On February 8, 2023, Ruby Wagner, a putative Class A stockholder of the Company, filed a class action lawsuit (the “Lawsuit”), on behalf of herself and other similarly situated stockholders in the Delaware Court of Chancery against the Company seeking declaratory judgment that certain provisions of the 2019 Stockholders Agreement between the Company and the Pre-IPO LLC Members are invalid and unenforceable as a matter of Delaware law. On May 28, 2024, the Court of Chancery issued an opinion (the “Chancery Court Opinion”) that certain provisions of the 2019 Stockholders Agreement granting approval rights related to amending the Company’s certificate of incorporation and making significant decisions relating to the Company’s senior management, are facially invalid, void, and unenforceable under Delaware law. An implementing order, presently in effect, was entered on June 20, 2024. The Chancery Court Opinion also held that a severability provision in the 2019 Stockholders Agreement allows the Pre-IPO LLC Members to demand a “suitable and equitable substitute” for the approval rights that were deemed invalid, such as the issuance of a so-called golden share of preferred stock in the Company. Following the Chancery Court Opinion, a counterparty to the 2019 Stockholders Agreement requested the issuance of such golden share. An independent committee of the Company’s board of directors, advised by independent counsel, determined that entering into a contractual agreement containing substantially the same rights as those contained in the 2019 Stockholders Agreement, as authorized by a newly-enacted provision of Delaware law, rather than issuance of a golden share, would be in the best interests of the Company and its stockholders and, following negotiation, the Company entered into the 2024 Stockholders Agreement on October 30, 2024. On January 22, 2025, the Court of Chancery granted plaintiff an award of attorneys' fees and expenses in the amount of $2.4 million (the “Fee Award”). On February 21, 2025, the Company filed an appeal from the Chancery Court Opinion and the Fee Award with the Delaware Supreme Court. Due to the Company’s appeal, management has estimated the potential range of loss from the ultimate disposition of this matter to be between $0, if the appeal is successful, and $2.4 million, if the Fee Award is upheld, a significant portion of which may be covered by insurance.

18. Segment Information
Baldwin’s business is divided into three operating groups: Insurance Advisory Solutions, Underwriting, Capacity & Technology Solutions and Mainstreet Insurance Solutions.
•The Insurance Advisory Solutions (“IAS”) operating group provides expertly-designed commercial risk management, employee benefits and private risk management solutions for businesses and high-net-worth individuals, as well as their families, through its national footprint which has assimilated some of the highest quality independent insurance brokers in the country with vast and varied strategic capabilities and expertise.
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

	For the Three Months Ended March 31, 2026
(in thousands)	Insurance Advisory Solutions	Underwriting, Capacity & Technology Solutions	Mainstreet Insurance Solutions	Corporate and Other	Total
Revenues:
Commission revenue(1)	$266,037	$94,470	$75,864	$(15,817)	$420,554
Profit-sharing revenue	19,026	2,762	4,323	—	26,111
Consulting and service fee revenue	42,065	1,408	—	—	43,473
Policy fee and installment fee revenue	—	20,742	—	—	20,742
Assumed premium earned	—	14,191	—	—	14,191
Other income	2,520	36	1,440	(206)	3,790
Investment income	1,548	1,334	31	461	3,374
Total revenues	331,196	134,943	81,658	(15,562)	532,235
Expenses:
Inside advisor commissions	85,714	653	8,879	—	95,246
Fixed compensation	78,014	18,469	10,225	2,401	109,109
Benefits and other	37,194	12,128	7,242	3,551	60,115
Share-based compensation	5,662	2,965	1,416	2,775	12,818
Severance	5,340	25	858	101	6,324
Colleague compensation and benefits	211,924	34,240	28,620	8,828	283,612
Outside commissions(1)	4,676	57,760	20,266	(16,023)	66,679
Selling expense	11,665	2,139	3,014	1,797	18,615
Operating expense	28,080	27,320	5,870	143,611	204,881
Administrative expense	32,298	10,557	12,906	48,293	104,054
All other expenses (income), net(2)	271	421	160	(144,562)	(143,710)
Total expense	288,914	132,437	70,836	41,944	534,131
Net income (loss)	$42,282	$2,506	$10,822	$(57,506)	$(1,896)

Other segment disclosures:
Change in fair value of contingent consideration	$298	$1,434	$237	$—	$1,969
Depreciation and amortization expense	32,255	10,236	12,880	1,707	57,078
Interest expense, net	(134)	79	11	38,944	38,900
Loss on extinguishment and modification of debt	—	—	—	7,409	7,409
Capital expenditures	1,529	6,925	3,794	416	12,664
	At March 31, 2026
Total assets	$4,025,893	$1,148,140	$691,759	$76,836	$5,942,628
__________
(1)    During the three months ended March 31, 2026, the IAS operating group recorded commission revenue shared with other operating groups of $0.2 million and the UCTS operating group recorded commission revenue shared with other operating groups of $15.8 million. Commission revenue shared with other operating groups, and the related outside commissions, are eliminated through Corporate and Other.
(2)    All other expenses (income), net includes change in fair value of contingent consideration, other income (expense), net, share of net earnings of equity method investee and income tax benefit.

	For the Three Months Ended March 31, 2025
(in thousands)	Insurance Advisory Solutions	Underwriting, Capacity & Technology Solutions	Mainstreet Insurance Solutions	Corporate and Other	Total
Revenues:
Commission revenue(1)	$190,328	$94,949	$71,650	$(18,065)	$338,862
Profit-sharing revenue	14,970	5,275	4,095	—	24,340
Consulting and service fee revenue	18,587	1,569	—	—	20,156
Policy fee and installment fee revenue	—	17,980	—	—	17,980
Assumed premium earned	—	4,317	—	—	4,317
Other income	2,764	46	2,066	—	4,876
Investment income	1,024	1,038	58	754	2,874
Total revenues	227,673	125,174	77,869	(17,311)	413,405
Expenses:
Inside advisor commissions	55,763	135	8,341	—	64,239
Fixed compensation	53,140	13,944	9,526	1,961	78,571
Benefits and other	25,871	8,550	6,448	3,600	44,469
Share-based compensation	4,853	2,281	1,253	4,416	12,803
Severance	486	207	456	58	1,207
Colleague earnout incentives	(3,161)	(108)	—	—	(3,269)
Colleague compensation and benefits	136,952	25,009	26,024	10,035	198,020
Outside commissions(1)	3,638	61,163	19,087	(18,065)	65,823
Selling expense	6,098	1,554	4,032	2,151	13,835
Operating expense	14,616	14,535	5,472	9,048	43,671
Administrative expense	13,996	4,815	7,612	33,925	60,348
All other expenses, net(2)	5,288	734	708	80	6,810
Total expense	180,588	107,810	62,935	37,174	388,507
Net income (loss)	$47,085	$17,364	$14,934	$(54,485)	$24,898

Other segment disclosures:
Change in fair value of contingent consideration	$7,138	$709	$214	$—	$8,061
Depreciation and amortization expense	13,866	4,641	7,556	1,402	27,465
Interest expense, net	—	109	10	29,857	29,976
Gain on divestitures	(1,401)	—	—	—	(1,401)
Loss on extinguishment and modification of debt	—	—	—	2,394	2,394
Capital expenditures	1,010	3,752	2,146	2,025	8,933
	At December 31, 2025
Total assets	$2,293,873	$758,085	$712,639	$97,623	$3,862,220
__________
(1)    During the three months ended March 31, 2025, the UCTS operating group recorded commission revenue shared with other operating groups of $18.1 million. Commission revenue shared with other operating groups, and the related outside commissions, are eliminated through Corporate and Other.
(2)    All other expenses, net include change in fair value of contingent consideration, gain on divestitures and other income (expense), net.

19. Captive Insurance Operations
The Company’s UCTS operating group includes TBG Assurance Company, LLC, a wholly-owned protected cell captive insurance company (“PCC”) domiciled in Tennessee, which was established to allow Baldwin to further participate in the underwriting results of a small portion of its MGA programs. The PCC allows for the creation of multiple independent cells (series) within a single legal entity, TBG Assurance Company, LLC (the “Core”).
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
As of March 31, 2026 and December 31, 2025, assumed premium receivable was $38.4 million and $18.5 million, respectively, which is included as a component of assumed premiums, commissions and fees receivable, net on the condensed consolidated balance sheets. As of December 31, 2025, the assumed premium receivable was accounted for as a funds withheld receivable, net of actual claims paid. As of March 31, 2026 and December 31, 2025, assumed premiums unearned was $18.2 million and $1.9 million, respectively, which is included as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets.
For the three months ended March 31, 2026 and 2025, assumed premium earned was $14.2 million and $4.3 million, respectively, which is included in commissions and fees in the condensed consolidated statements of comprehensive income (loss). Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such adjustments are made. No such adjustments were made during the three months ended March 31, 2026 or 2025.
The table below provides a rollforward of unpaid losses and loss adjustment reserve:

	For the Three Months Ended March 31,
(in thousands)	2026	2025
Balance at beginning of period	$13,072	$—
Incurred losses and LAE	7,126	3,864
Actual claims paid	(2,323)	—
Balance at end of period	$17,875	$3,864
In December 2024, the initial funding to capitalize the Captive was $12.1 million, provided by Baldwin Holdings substantially in the form of a letter of credit. During August 2025, the Tennessee Department of Commerce and Insurance accepted an amendment to the letter of credit, which reduced funding for the Captive to $8.1 million. As of March 31, 2026 and December 31, 2025, the Captive maintains capital of $8.0 million in excess of the minimum statutory amount required by regulatory authorities, and the statutory capital and surplus of the Captive was $9.9 million and $10.0 million, respectively, as allowed by prescribed practices by the Tennessee Department of Commerce and Insurance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 26, 2026. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025.
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

In January 2025, we received final approval and a Certificate of Authority from the Texas Department of Insurance to form a Texas-domiciled reciprocal insurance exchange (the “Reciprocal”). Baldwin holds an investment in Builder Risk Management, LLC, which serves as the Attorney-in-Fact (the “AIF”) for the Reciprocal. The third-party led capitalization of the Reciprocal closed and funded in full on May 6, 2025, and we began writing business into the Reciprocal late in the second quarter of 2025. Based on the structure of the Reciprocal, we do not consolidate the Reciprocal’s financial results, and the AIF entity is treated as an equity method investment held by UCTS.
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
PARTNERSHIPS
We utilize partnerships to complement and expand our business. We source partnerships through proprietary deal flow, competitive auctions and cultivated industry relationships. We are currently considering partnership opportunities in all of our operating groups, including businesses to complement or expand our MGA product suite.
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
We completed three partnerships for an aggregate purchase price of $1.6 billion during the three months ended March 31, 2026 as discussed further below. The operating results of these partnerships have been included in the condensed consolidated statements of comprehensive income (loss) from their respective acquisition dates.

We acquired the outstanding equity interests of the business of Cobbs Allen Capital Holdings, LLC (“CAC Group”), an IAS partner effective January 1, 2026, to significantly expand Baldwin’s specialty capabilities and strengthen our specialty product lines and data and analytics platform.
We acquired the outstanding equity interests of Creisoft, Inc. (“Obie”), a UCTS partner effective January 2, 2026, to expand access to embedded insurance distribution capabilities for MSI within UCTS and strengthen its offerings in the rapidly growing real estate investor market.
We acquired substantially all the assets of Foley Insurance Agency, Inc., doing business as Capstone Group (“Capstone”), an IAS partner effective January 2, 2026, to expand Baldwin’s regional presence and enhance our ability to deliver comprehensive risk management solutions to a wider client base.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements for the three months ended March 31, 2026 and 2025 and the related notes and other financial information included elsewhere in this report.
In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025.

The following is a discussion of our consolidated results of operations for the three months ended March 31, 2026 and 2025. Consolidated results of operations for the three months ended March 31, 2026 include the results of our CAC Group, Capstone and Obie partnerships from their respective acquisition dates.

	For the Three Months Ended March 31,		Variance
(in thousands)	2026	2025	Amount	%
Revenues:
Core commissions and fees	$498,960	$381,315	$117,645	31%
Profit-sharing and other income	29,901	29,216	685	2%
Commissions and fees	528,861	410,531	118,330	29%
Investment income	3,374	2,874	500	17%
Total revenues	532,235	413,405	118,830	29%

Operating expenses:
Colleague compensation and benefits	283,612	198,020	85,592	43%
Outside commissions	66,679	65,823	856	1%
Other operating expenses	224,163	58,019	166,144	286%
Amortization expense	55,047	25,882	29,165	113%
Change in fair value of contingent consideration	1,969	8,061	(6,092)	(76)%
Depreciation expense	2,031	1,583	448	28%
Total operating expenses	633,501	357,388	276,113	77%

Operating income (loss)	(101,266)	56,017	(157,283)	(281)%

Other income (expense):
Interest expense, net	(38,900)	(29,976)	(8,924)	30%
Gain on divestitures	—	1,401	(1,401)	(100)%
Loss on extinguishment and modification of debt	(7,409)	(2,394)	(5,015)	n/m
Other income (expense), net	647	(150)	797	n/m
Total other expense, net	(45,662)	(31,119)	(14,543)	47%
Income (loss) before income taxes and share of net earnings of equity method investment	$(146,928)	$24,898	$(171,826)	n/m
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
Commissions and fees increased $118.3 million, or 29%, year over year, driven by commissions and fees contributed by partnership activity of $111.5 million and organic growth in core commissions and fees of $11.3 million, offset in part by lower organic profit-sharing and other revenue of $4.4 million.

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
Colleague compensation and benefits expense increased $85.6 million, or 43%, year over year. Partnership activity contributed $70.1 million, or 35%, to the increase in colleague compensation and benefits in 2026. After excluding partnership activity, colleague compensation and benefits increased $15.5 million, primarily resulting from the overall growth of the business and elevated health plan costs.
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
Other operating expenses increased $166.1 million year over year. Partnership activity contributed $16.2 million to the increase in other operating expenses in the first quarter of 2026. After excluding partnership activity, other operating expenses increased $149.9 million driven by a $128.8 million increase in Tax Receivable Agreement expense, higher Captive‑related operating expenses of $8.8 million, $7.7 million of transaction-related insurance premiums incurred in connection with the CAC Group partnership, higher professional fees of $4.8 million due to increased legal spend, and higher technology and software-related costs of $2.8 million. The increase in Tax Receivable Agreement expense relates to the recognition of a liability associated with expected future payments under the agreement. Historically, such amounts were not recorded as we did not expect to realize sufficient cash tax benefits. During the period, changes in our tax profile, including the recognition of deferred tax liabilities and other sources of taxable income, resulted in management concluding that a significant portion of the tax benefits associated with prior exchanges is expected to be realized. Accordingly, we recorded a liability representing its estimated obligation to share such realized tax benefits with Baldwin Holdings’ LLC Members. This amount was recorded to other operating expense as it reflects the recognition of previously unrecorded obligations, while future amounts arising from new redemptions or exchanges will be recorded through stockholders’ equity and subsequent changes in any of our estimates after the date of the redemption or exchange, as well as any interest accrued on the Tax Receivable Agreement between our annual tax filing date and the Tax Receivable Agreement payment date, will be recognized in the consolidated statements of comprehensive income (loss).
Amortization Expense
Amortization expense increased $29.2 million year over year, driven primarily by the impact of intangible assets recognized in connection with recent partnerships, including those completed in 2025 that are not reflected in our results for the comparative period. The increase also reflects higher amortization of internally developed software placed into service over the past year.
Change in Fair Value of Contingent Consideration
The change in fair value of contingent consideration was a $2.0 million loss for the first quarter of 2026 compared to an $8.1 million loss for the same period of 2025. The fair value loss related to contingent consideration for the first quarter of 2026 was impacted by positive changes in revenue growth trends of certain partners.
Interest Expense, Net
Interest expense, net, increased $8.9 million year over year, resulting from higher average borrowings, offset in part by a lower average interest rate. We expect interest expense to grow in the near term on a year-over-year basis due to higher borrowings under the JPM Credit Facility to fund partnership opportunities and the settlement of deferred payment obligations, offset slightly by lower expected interest rates.

Loss on Extinguishment and Modification of Debt
Loss on extinguishment and modification of debt of $7.4 million for the first quarter of 2026 and $2.4 million for the same period of 2025 relate to debt refinancing transactions completed during those periods.
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
We calculate organic revenue based on commissions and fees for the relevant period by excluding (i) the first 12 months of commissions and fees generated from new partners and (ii) commissions and fees from divestitures. Organic revenue growth is the change in organic revenue period-to-period, with prior period results adjusted to (i) include commissions and fees that were excluded from organic revenue in the prior period because the relevant partners had not yet reached the 12-month owned mark, but which have reached the 12-month owned mark in the current period, and (ii) exclude commissions and fees related to divestitures from organic revenue. For example, commissions and fees from a partner acquired on June 1, 2025 are excluded from organic revenue for 2025. However, after June 1, 2026, results from June 1, 2025 to December 31, 2025 for such partners are compared to results from June 1, 2026 to December 31, 2026 for purposes of calculating organic revenue growth in 2026. Organic revenue growth is a key metric used by management and our board of directors to assess our financial performance. We believe that organic revenue and organic revenue growth are appropriate measures of operating performance as they allow investors to measure, analyze and compare growth in a meaningful and consistent manner.

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
Adjusted EBITDA and Adjusted EBITDA Margin
The following table reconciles adjusted EBITDA and adjusted EBITDA margin to net income (loss), which we consider to be the most directly comparable GAAP financial measure:

	For the Three Months Ended March 31,
(in thousands, except percentages)	2026	2025
Revenues	$532,235	$413,405

Net income (loss)	$(1,896)	$24,898
Adjustments to net income (loss):
Amortization expense	55,047	25,882
Interest expense, net	39,207	29,976
Transaction closing costs	17,668	—
Income and other taxes(1)	(14,148)	1,471
Share-based compensation	12,818	12,803
Transaction-related partnership and integration expenses	8,173	1,533
Loss on extinguishment and modification of debt	7,409	2,394
Transformation costs(2)	3,059	545
Depreciation expense	2,031	1,583
Change in fair value of contingent consideration	1,969	8,061
Severance	1,815	1,207
Colleague earnout incentives	—	(3,269)
Gain on divestitures	—	(1,401)
Other(3)	4,096	8,112
Adjusted EBITDA	$137,248	$113,795

Net income (loss) margin	—%	6%
Adjusted EBITDA margin	26%	28%
__________
(1)    Income and other taxes include income tax benefit, Tax Receivable Agreement expense and other operating tax expense, such as state taxes, under GAAP.
(2)     Transformation costs represent certain non-recurring colleague compensation and technology-related expenses related to our $3B/30 Catalyst Program, which is designed to accelerate the infusion of automation, business process optimization and artificial intelligence to transform and elevate our workforce and unlock new avenues for growth.
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

Organic Revenue and Organic Revenue Growth
The following table reconciles organic revenue and organic revenue growth to commissions and fees, which we consider to be the most directly comparable GAAP financial measure:

	For the Three Months Ended March 31,
(in thousands, except percentages)	2026	2025
Commissions and fees	$528,861	$410,531
Partnership commissions and fees(1)	(111,485)	—
Organic revenue	$417,376	$410,531
Organic revenue growth(2)	$6,933	$38,219
Organic revenue growth %(2)	2%	10%
__________
(1)    Includes the first 12 months of such commissions and fees generated from newly acquired partners.
(2)    Organic revenue for the three months ended March 31, 2025 used to calculate organic revenue growth for the three months ended March 31, 2026 was $410.4 million, which is adjusted to exclude commissions and fees from divestitures that occurred during 2025.

Adjusted Net Income and Adjusted Diluted EPS
The following table reconciles adjusted net income to net income attributable to Baldwin and reconciles adjusted diluted EPS to diluted earnings per share, which we consider to be the most directly comparable GAAP financial measures:

	For the Three Months Ended March 31,
(in thousands, except per share data)	2026	2025
Net income attributable to Baldwin	$2,341	$13,939
Net income (loss) attributable to noncontrolling interests	(4,237)	10,959
Amortization expense	55,047	25,882
Transaction closing costs	17,668	—
Income tax expense(1)	(14,194)	1,200
Share-based compensation	12,818	12,803
Transaction-related partnership and integration expenses	8,173	1,533
Loss on extinguishment and modification of debt	7,409	2,394
Transformation costs(2)	3,059	545
Depreciation	2,031	1,583
Change in fair value of contingent consideration	1,969	8,061
Severance	1,815	1,207
Other amortization/accretion, net	1,103	1,422
Colleague earnout incentives	—	(3,269)
Gain on divestitures	—	(1,401)
Other(3)	4,096	8,112
Adjusted pre-tax income	99,098	84,970
Adjusted income taxes(4)	9,811	8,412
Adjusted net income	$89,287	$76,558

Weighted-average shares of Class A common stock outstanding - diluted	96,828	69,328
Exchange of Class B common stock(5)	45,963	49,045
Adjusted diluted weighted-average shares outstanding	142,791	118,373

Diluted earnings per share	$0.02	$0.20
Effect of exchange of Class B common stock and net income (loss) attributable to noncontrolling interests per share	(0.03)	0.01
Other adjustments to earnings per share	0.71	0.51
Adjusted income taxes per share	(0.07)	(0.07)
Adjusted diluted EPS	$0.63	$0.65
___________
(1)    Income tax expense includes income tax benefit and Tax Receivable Agreement expense.
(2)    Transformation costs represent certain non-recurring colleague compensation and technology-related expenses related to our $3B/30 Catalyst Program, which is designed to accelerate the infusion of automation, business process optimization and artificial intelligence to transform and elevate our workforce and unlock new avenues for growth.
(3)    Other addbacks to adjusted net income include certain income and expenses that are considered to be non-recurring or non-operational, including certain recruiting costs, professional fees, litigation costs and bonuses.
(4)    Represents corporate income taxes at an assumed effective tax rate of 9.9% applied to adjusted pre-tax income.
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
IAS results of operations for the three months ended March 31, 2026 include the results of our CAC Group and Capstone partnerships.

	For the Three Months Ended March 31,		Variance
(in thousands, except percentages)	2026	2025	Amount	%
Revenues:
Core commissions and fees	$308,102	$208,915	$99,187	47%
Profit-sharing and other income	21,546	17,734	3,812	21%
Commissions and fees	329,648	226,649	102,999	45%
Investment income	1,548	1,024	524	51%
Total revenues	331,196	227,673	103,523	45%

Operating expenses:
Colleague compensation and benefits	211,924	136,952	74,972	55%
Outside commissions	4,676	3,638	1,038	29%
Other operating expenses	39,922	20,844	19,078	92%
Amortization expense	31,542	13,563	17,979	133%
Change in fair value of contingent consideration	298	7,138	(6,840)	(96)%
Depreciation expense	713	303	410	135%
Total operating expenses	289,075	182,438	106,637	58%

Operating income	42,121	45,235	(3,114)	(7)%
Total other income, net	160	1,850	(1,690)	(91)%
Income before income taxes and share of net earnings of equity method investment	$42,281	$47,085	$(4,804)	(10)%
Commissions and Fees
IAS generates (i) commissions for placing insurance policies on behalf of its insurance company partners; (ii) profit-sharing income based on either the underlying book of business or performance, such as loss ratios; and (iii) fees from consulting and service fee arrangements, which are in place with certain clients for a negotiated fee.
IAS commissions and fees increased $103.0 million, or 45%, year over year, primarily due to the partnership contribution of $94.7 million. Growth in our core commissions and fees was driven by 13% sales velocity (new business as a percentage of prior year commissions and fees) compared to 14% in the prior-year period. Organic growth was pressured by 70 bps headwind in underlying rate and exposure during the current period resulting from continued rate softness, notably in commercial property lines.
Colleague Compensation and Benefits
Colleague compensation and benefits expense for IAS increased $75.0 million year over year. Partnership activity contributed $62.2 million to the increase in colleague compensation and benefits in 2026. After excluding partnership activity, colleague compensation and benefits expense increased $12.7 million, primarily due to inside advisor commissions of $5.1 million, colleague compensation of $2.8 million and benefits and other of $1.3 million, driven by growth and elevated health plan costs.

Other Operating Expenses
Other operating expenses for IAS increased $19.1 million year over year. Partnership activity from CAC Group and Capstone contributed $13.7 million to the increase in other operating expenses in the first quarter of 2026. After excluding partnership activity, other operating expenses increased $5.4 million, primarily due to higher costs for professional fees of $3.3 million from increased legal spend, and technology and software-related costs of $2.3 million.
Amortization Expense
Amortization expense for IAS increased $18.0 million year over year, primarily due to the impact of intangible assets recognized in connection with the CAC Group partnership completed in the first quarter of 2026.
Change in Fair Value of Contingent Consideration
The change in fair value of contingent consideration for IAS was a $0.3 million loss for the first quarter of 2026 compared to a $7.1 million loss for the same period of 2025. The fair value loss for the first quarter of 2026 was impacted by positive changes in revenue growth trends of certain partners.
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
UCTS results of operations for the three months ended March 31, 2026 include the results of our Obie partnership.

	For the Three Months Ended March 31,		Variance
(in thousands, except percentages)	2026	2025	Amount	%
Revenues:
Core commissions and fees	$130,811	$118,815	$11,996	10%
Profit-sharing and other income	2,798	5,321	(2,523)	(47)%
Commissions and fees	133,609	124,136	9,473	8%
Investment income	1,334	1,038	296	29%
Total revenues	134,943	125,174	9,769	8%

Operating expenses:
Colleague compensation and benefits	34,240	25,009	9,231	37%
Outside commissions	57,760	61,163	(3,403)	(6)%
Other operating expenses	29,701	16,154	13,547	84%
Amortization expense	10,067	4,487	5,580	124%
Change in fair value of contingent consideration	1,434	709	725	102%
Depreciation expense	169	154	15	10%
Total operating expenses	133,371	107,676	25,695	24%

Operating income	1,572	17,498	(15,926)	(91)%
Total other income (expense), net	423	(134)	557	n/m
Income before income taxes and share of net earnings of equity method investment	$1,995	$17,364	$(15,369)	(89)%
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
UCTS commissions and fees increased $9.5 million, or 8%, year over year, primarily due to total growth in core commissions and fees of $12.0 million, which includes the Partnership contribution of $8.8 million. Organic growth in core commissions and fees includes $9.9 million from the Captive and $1.4 million from our Capacity Solutions group, offset in part by a $5.7 million reduction in MSI primarily driven by weakness in our E&S home programs as a result of the current property rate environment. In addition, profit sharing and other decreased $2.5 million year over year, driven by a non-recurring profit sharing payment in our real estate investor program received in the prior-year period.
Colleague Compensation and Benefits
Colleague compensation and benefits expense for UCTS increased $9.2 million year over year. Partnership activity contributed $6.6 million to the increase in colleague compensation and benefits in the first quarter of 2026. After excluding partnership activity, colleague compensation and benefits increased $2.6 million as a result of the growth in UCTS and elevated health plan costs.
Outside Commissions
Outside commissions for UCTS decreased $3.4 million, or 6%, year over year. Outside commissions fluxed at a lower rate than core commissions and fees due to continued scaling of the business, product mix shift, and increased contributions from the Capacity Solutions group (which generally does not have significant outside commissions).
Other Operating Expenses
Other operating expenses for UCTS increased $13.5 million year over year. Partnership activity contributed $2.5 million to the increase in other operating expenses in the first quarter of 2026. After excluding partnership activity, other operating expenses increased $11.1 million, driven primarily by higher Captive‑related operating expenses of $8.8 million, professional fees of $1.9 million from increased legal spend, and technology and software-related costs of $1.2 million, partially offset by a decrease in licenses and taxes of $1.2 million.
Amortization Expense
Amortization expense for UCTS increased $5.6 million year over year, primarily due to the amortization of intangible assets recognized in connection with the Obie partnership in the first quarter of 2026, as well as higher amortization of internally developed software placed in service over the past year.
Change in Fair Value of Contingent Consideration
The change in fair value of contingent consideration for UCTS was a $1.4 million loss for the first quarter of 2026 compared to a $0.7 million loss for the same period of 2025. The fair value loss for the first quarter of 2026 was impacted by positive changes in revenue growth trends of its partners.

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

	For the Three Months Ended March 31,		Variance
(in thousands, except percentages)	2026	2025	Amount	%
Revenues:
Core commissions and fees	$75,864	$71,650	$4,214	6%
Profit-sharing and other income	5,763	6,161	(398)	(6)%
Commissions and fees	81,627	77,811	3,816	5%
Investment income	31	58	(27)	(47)%
Total revenues	81,658	77,869	3,789	5%

Operating expenses:
Colleague compensation and benefits	28,620	26,024	2,596	10%
Outside commissions	20,266	19,087	1,179	6%
Other operating expenses	8,899	9,550	(651)	(7)%
Amortization expense	12,674	7,374	5,300	72%
Change in fair value of contingent consideration	237	214	23	11%
Depreciation expense	206	182	24	13%
Total operating expenses	70,902	62,431	8,471	14%

Operating income	10,756	15,438	(4,682)	(30)%
Total other income (expense), net	66	(504)	570	(113)%
Income before income taxes and share of net earnings of equity method investment	$10,822	$14,934	$(4,112)	(28)%
Commissions and Fees
MIS generates (i) commissions for placing insurance policies on behalf of its insurance company partners; (ii) profit-sharing income based on either the underlying book of business or performance, such as loss ratios; and (iii) commissions and fees in the form of marketing income, which is earned through co-branded marketing campaigns with our insurance company partners.
MIS commissions and fees increased $3.8 million, or 5%, year over year. MIS core commissions and fees increased $4.2 million in total resulting from the recently acquired Hippo’s Homebuilder Distribution Network (accounting for $7.6 million of the increase in core commissions and fees) and our Mainstreet business (accounting for $1.0 million of the increase in core commissions and fees), partially offset by lower core commissions and fees from our Medicare business of $3.4 million and Westwood business of $1.0 million.
Effective May 1, 2025, we are receiving reduced commissions from QBE Insurance Corporation and its affiliates on the portion of our builder-sourced homeowners book of business we are rolling into the Reciprocal; a temporary headwind that is expected to persist through the first half of 2026 before reversing into a tailwind.
Colleague Compensation and Benefits
Colleague compensation and benefits expense for MIS increased $2.6 million year over year. Partnership activity contributed $1.2 million to the increase in colleague compensation and benefits in the first quarter of 2026. After excluding Partnership activity, colleague compensation and benefits increased $1.4 million due to overall growth in the business and elevated health plan costs.

Amortization Expense
MIS amortization expense increased $5.3 million year over year, primarily due to the amortization of intangible assets recognized in connection with a partnership completed in 2025 that is not reflected in our results for the comparative period. The increase also reflects higher amortization of internally developed software placed into service over the past year.
CORPORATE AND OTHER RESULTS

	For the Three Months Ended March 31,		Variance
(in thousands, except percentages)	2026	2025	Amount	%
Revenues:
Commissions and fees	$(16,023)	$(18,065)	$2,042	(11)%
Investment income	461	754	(293)	(39)%
Total revenues	(15,562)	(17,311)	1,749	(10)%

Operating expenses:
Colleague compensation and benefits	8,828	10,035	(1,207)	(12)%
Outside commissions	(16,023)	(18,065)	2,042	(11)%
Other operating expenses	145,641	11,471	134,170	n/m
Amortization expense	764	458	306	67%
Depreciation expense	943	944	(1)	—%
Total operating expenses	140,153	4,843	135,310	n/m

Operating loss	(155,715)	(22,154)	(133,561)	n/m

Other income (expense):
Interest expense, net	(38,944)	(29,857)	(9,087)	30%
Loss on extinguishment and modification of debt	(7,409)	(2,394)	(5,015)	209%
Other income (expense), net	42	(80)	122	(153)%
Total other expense, net	(46,311)	(32,331)	(13,980)	43%
Loss before income taxes and share of net earnings of equity method investment	$(202,026)	$(54,485)	$(147,541)	n/m
__________
n/m    not meaningful
Commissions and Fees
Corporate and Other records the elimination of intercompany commission revenue from the operating groups. During the first quarter of 2026, IAS recorded commission revenue shared with other operating groups of $0.2 million, and UCTS recorded commission revenue shared with other operating groups of $15.8 million.
Colleague Compensation and Benefits
Colleague compensation and benefits expense in Corporate and Other decreased $1.2 million year over year, driven by lower colleague compensation for the current period.
Outside Commissions
Outside commissions for Corporate and Other results from the elimination of intercompany commission expense from the operating groups.

Other Operating Expenses
Other operating expenses in Corporate and Other increased $134.2 million year over year, driven primarily by higher Tax Receivable Agreement expense of $128.8 million and $7.7 million of transaction-related insurance premiums incurred in connection with the CAC Group partnership. The increase in Tax Receivable Agreement expense relates to the recognition of a liability associated with expected future payments under the agreement. Historically, such amounts were not recorded as we did not expect to realize sufficient cash tax benefits. During the period, changes in our tax profile, including the recognition of deferred tax liabilities and other sources of taxable income, resulted in management concluding that a significant portion of the tax benefits associated with prior exchanges is expected to be realized. Accordingly, we recorded a liability representing its estimated obligation to share such realized tax benefits with Baldwin Holdings’ LLC Members. This amount was recorded to other operating expense as it reflects the recognition of previously unrecorded obligations, while future amounts arising from new redemptions or exchanges will be recorded through stockholders’ equity and subsequent changes in any of our estimates after the date of the redemption or exchange, as well as any interest accrued on the Tax Receivable Agreement between our annual tax filing date and the Tax Receivable Agreement payment date, will be recognized in the consolidated statements of comprehensive income (loss).
Interest Expense, Net
Interest expense, net, in Corporate and Other increased $9.1 million year over year, resulting from higher average borrowings, offset in part by a lower average interest rate. We expect interest expense to grow in the near term on a year-over-year basis due to higher borrowings under the JPM Credit Facility to fund partnership opportunities and the settlement of deferred payment obligations, offset slightly by lower expected interest rates.
Loss on Extinguishment and Modification of Debt
Loss on extinguishment and modification of debt in Corporate and Other of $7.4 million for the first quarter of 2026 and $2.4 million for the same period of 2025 relate to debt refinancing transactions completed during the periods.
LIQUIDITY AND CAPITAL RESOURCES
Our primary liquidity needs for the foreseeable future will include cash to (i) provide capital to facilitate the organic growth of our business and to fund future partnerships, (ii) pay operating expenses, including cash compensation to our colleagues and expenses related to being a public company, (iii) make payments under the Tax Receivable Agreement, (iv) pay interest and principal due on borrowings under the JPM Credit Facility and the Senior Secured Notes, (v) pay contingent earnout liabilities, (vi) pay income taxes, and (vii) fund potential investments in third party businesses that support the growth of our business, which may include sponsorship of, and a minority, noncontrolling interest in, other investment funds, the purpose of which may include facilitating the establishment of additional and alternative capacity that supports the growth of our MSI business.
We have historically financed our operations and funded our debt service through the sale of our insurance products and services, and we have financed significant cash needs to fund growth through the acquisition of partners through debt and equity financing.
As of March 31, 2026, the JPM Credit Agreement provides for senior secured credit facilities in an aggregate principal amount of $2.2 billion, which consists of (i) the Term Loans in the principal amount of $1.6 billion, bearing interest at a rate of term SOFR, plus an applicable margin of 250 bps, maturing May 24, 2031 and (ii) the Revolving Facility with commitments in an aggregate principal amount of $600 million, bearing interest at SOFR plus 185 bps to SOFR plus 260 bps based on total net leverage ratio, maturing May 24, 2029. As of March 31, 2026, we had $191.0 million outstanding under our Revolving Facility and $16.0 million of undrawn letters of credit issued thereunder.
As of March 31, 2026, Baldwin Holdings also had outstanding $600 million aggregate principal amount of 7.125% Senior Secured Notes due May 15, 2031. Refer to Note 10 to our consolidated financial statements included in Part I, Item 1. Financial Statements of this report for more information relating to the terms of the Senior Secured Notes and the JPM Credit Facility.
We utilize a floating-to-fixed interest rate swap agreement to mitigate our exposure to variability in cash flows due to changes in interest rates on our floating-rate debt. The interest rate swap agreement has a notional amount of $500 million, which exchanges the variable rate of the Term Loans, which are indexed to 1-month term SOFR, for a fixed rate of 3.244%. Interest payments will be made on a monthly basis commencing on October 14, 2025 through the termination date of September 14, 2028. The objective of the swap, for which we elected hedge accounting, is to manage our exposure to interest rate risk by converting a portion of the floating rate cash flows of the Term Loans into fixed rate payments.

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
In addition, we continue to evaluate our capital structure and current market conditions related to our capital structure. In addition to exploring partnership or refinancing opportunities, our Board of Directors has authorized the repurchase of up to $250 million of our outstanding common stock, pursuant to which we have been opportunistically repurchasing our common stock in open market or privately negotiated transactions. We have broad discretion over the deployment of our capital and these initiatives may not be successful or could limit our liquidity otherwise available.
As of March 31, 2026, our cash and cash equivalents were $146.4 million and we had $393 million of available borrowing capacity on the Revolving Facility. We believe that our cash and cash equivalents, cash flow from operations and available borrowings will be sufficient to fund our working capital and meet our commitments for the next 12 months and beyond.
Contractual Obligations and Commitments
The following table represents our contractual obligations and commitments, aggregated by type, at March 31, 2026:

		Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$110,485	$26,755	$45,480	$25,930	$12,320
Debt obligations payable(2)	3,177,347	168,992	335,001	499,864	2,173,490
Undiscounted estimated contingent earnout obligation(3)	401,712	127,771	249,471	23,019	1,451
USF Grant	2,496	864	1,632	—	—
Total	$3,692,040	$324,382	$631,584	$548,813	$2,187,261
__________
(1)    Represents noncancelable operating leases for our facilities. Operating lease expense was $6.1 million and $5.3 million for the three months ended March 31, 2026 and 2025, respectively.
(2)    Represents scheduled debt obligations and estimated interest payments for our Senior Secured Notes, Term Loans and the Revolving Facility.
(3)    Represents the total expected future payments to be made to partners and colleagues for earnout-related obligations at March 31, 2026.
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
Our debt obligations at March 31, 2026 include borrowings outstanding under the Senior Secured Notes of $600 million, the Term Loans of $1.6 billion, and the Revolving Facility of $191.0 million. Estimated interest payments for outstanding borrowings under the Senior Secured Notes, Term Loans, and Revolving Facility in the table above were calculated based on the applicable interest rates at March 31, 2026 of 7.125%, 6.18% and 6.27%, respectively, through their respective due dates of May 15, 2031, May 24, 2031 and May 24, 2029.

Substantially all of our partnerships and certain acquisitions of select books of business that do not constitute a complete business enterprise include contractual earnout provisions. We record an estimation of the fair value of the contingent earnout obligations at the partnership date as a component of the consideration paid. Our contingent earnout obligations are measured at fair value each reporting period based on the present value of the expected future payments to be made to partners in accordance with the provisions outlined in the respective purchase agreements. The recorded obligations are based on estimates of the partners’ future performance using financial projections for the earnout period. The aggregate estimated contingent earnout liabilities included on our condensed consolidated balance sheet of $335.4 million at March 31, 2026 includes $280.1 million that must be settled in cash and the remaining $55.3 million can be settled in cash or stock at our option. The undiscounted estimated contingent earnout obligation presented in the table above represents the total expected future payments to be made to the partners. The undiscounted estimated contingent earnout obligation of $401.7 million at March 31, 2026 includes $325.6 million that must be settled in cash and the remaining $76.1 million can be settled in cash or stock at our option. The maximum estimated exposure to the contingent earnout liabilities was $589.4 million at March 31, 2026.
As of March 31, 2026, we have a remaining commitment to USF to donate $2.5 million through October 2028. The gift will provide support for the School of Risk Management and Insurance in the USF Muma College of Business. It is currently anticipated that Lowry Baldwin, our Chairman, will fund half of this commitment.
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
Due to the uncertainty of various factors, we cannot precisely quantify the likely tax benefits we will realize as a result of the LLC Unit exchanges and the resulting amounts we are likely to pay out to current and certain former Baldwin Holdings’ LLC Members pursuant to the Tax Receivable Agreement; however, we estimate that such tax benefits and the related Tax Receivable Agreement payments may be substantial. The estimate of the Tax Receivable Agreement liability recorded assumes no changes in the relevant tax law and that we earn sufficient taxable income to realize all cash tax savings that are subject to the Tax Receivable Agreement. We have recognized a Tax Receivable Agreement liability of $144.6 million on the consolidated balance sheet as of March 31, 2026 based on the undiscounted estimated future payments under the Tax Receivable Agreement. We expect to fund future Tax Receivable Agreement payments with tax distributions from Baldwin Holdings that come from cash on hand and cash generated from operations.
Future payments with respect to subsequent exchanges would be in addition to these amounts and are expected to be substantial. The Tax Receivable Agreement liability recorded is an estimate and the actual payments could differ materially. In the highly unlikely event of an early termination of the Tax Receivable Agreement, we are required to pay to each holder of the Tax Receivable Agreement an early termination payment equal to the discounted present value of all unpaid Tax Receivable Agreement payments. We have not made, and are not likely to make, an election for an early termination.
Sources and Uses of Cash
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated:

	For the Three Months Ended March 31,
(in thousands)	2026	2025	Variance
Net cash used in operating activities	$(6,073)	$(63,983)	$57,910
Net cash used in investing activities	(491,204)	(8,612)	(482,592)
Net cash provided by financing activities	606,501	58,887	547,614
Net increase (decrease) in cash and cash equivalents and fiduciary cash	109,224	(13,708)	122,932
Cash and cash equivalents and fiduciary cash at beginning of period	346,897	312,769	34,128
Cash and cash equivalents and fiduciary cash at end of period	$456,121	$299,061	$157,060

Operating Activities
The primary sources and uses of cash for operating activities are net income (loss) adjusted for non-cash items and changes in assets and liabilities, or operating working capital, and payment of contingent earnout consideration. Net cash used in operating activities decreased $57.9 million year over year, primarily as a result of a $72.3 million decrease in payments of contingent earnout consideration in excess of purchase price accrual.
Investing Activities
The primary sources and uses of cash for investing activities relate to cash consideration paid to fund partnerships, proceeds from divested assets, and other investments to grow our business. Net cash used in investing activities increased $482.6 million year over year, driven by an increase in cash consideration paid for partnership activity of $477.4 million.
Financing Activities
The primary sources and uses of cash for financing activities relate to the issuance and repurchase of our Class A common stock; debt servicing costs in connection with our long-term debt and revolving line of credit; payment of contingent earnout consideration; and other equity transactions. Net cash provided by financing activities increased $547.6 million year over year, driven by an increase in net proceeds from borrowings on our credit facilities of $575.8 million, primarily resulting from refinancing our Term Loans and additional borrowings made on the Revolving Facility to fund partnerships during the first quarter of 2026, and a decrease in earnout payments of $32.8 million, partially offset by decreases in cash of $47.0 million related to repurchases of our common stock and $12.1 million related to the change in fiduciary receivables and liabilities.
CRITICAL ACCOUNTING ESTIMATES
Our consolidated financial statements are prepared in accordance with GAAP, which requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates, judgments and assumptions are continually evaluated based on historical experience, known or expected trends, independent valuations and other factors we believe to be reasonable under the circumstances. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Our most critical accounting policies and estimates govern the more significant judgments and estimates used in the preparation of our consolidated financial statements and could have a material impact on our financial condition or results of operations.
We have added Tax Receivable Agreement liabilities as a critical accounting estimate during the three months ended March 31, 2026. In addition, we have removed the valuation allowance for deferred tax assets from our critical accounting estimates. Refer to Note 14 of Part I, Item 1. Financial Statements of this report for a discussion of the events leading to the change in our critical accounting estimates. Other than the foregoing, there have been no other material changes in our critical accounting policies during the three months ended March 31, 2026 as compared to those disclosed in the Critical Accounting Policies and Estimates section under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2025.
Tax Receivable Agreement Liabilities
We are a party to the Tax Receivable Agreement with Baldwin Holdings’ LLC Members, which provides for the payment by Baldwin to Baldwin Holdings’ LLC Members of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that Baldwin actually realizes as a result of (i) an increase in the tax basis of Baldwin Holdings’ assets resulting from (a) previous acquisitions of Baldwin Holdings’ LLC Units by Baldwin, (b) the acquisition of Baldwin Holdings’ LLC Units by Baldwin using the net proceeds from any future offering, (c) redemptions or exchanges of Baldwin Holdings’ LLC Units and the corresponding number of shares of Class B common stock for shares of Class A common stock or cash, or (d) payments under the Tax Receivable Agreement, and (ii) tax benefits related to imputed interest resulting from payments made under the Tax Receivable Agreement. The cash tax savings in income tax will be computed by comparing the actual income tax liability of Baldwin (calculated with certain assumptions) to the amount of such taxes that Baldwin would have been required to pay had there been no increase to the tax basis of the assets of Baldwin Holdings as a result of the redemptions or exchanges and had Baldwin not entered into the Tax Receivable Agreement.

Estimating the amount of payments that may be made under the Tax Receivable Agreement is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. The actual increase in tax basis of Baldwin Holdings’ assets, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending on the timing of redemptions or exchanges, the price of shares of our Class A common stock at the time of the redemption or exchange, the extent to which such redemptions or exchanges are taxable, the amount and timing of our taxable income, the tax rates then applicable and the portion of our payments under the Tax Receivable Agreement constituting imputed interest.
While the actual calculation of the Tax Receivable Agreement liability does not include significant judgments and uncertainties, the amount of the Tax Receivable Agreement payments and the timing of when they occur does require judgment regarding the timing and generation of future taxable income. Ultimately, the recognition of a Tax Receivable Agreement liability is dependent upon whether or not we generate sufficient taxable income to realize cash tax savings as defined by the Tax Receivable Agreement. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to realize cash tax savings, then we would not be required to make the related Tax Receivable Agreement payments. Therefore, we only recognize a liability for Tax Receivable Agreement payments if we determine it is probable that we will generate sufficient future taxable income over the term of the Tax Receivable Agreement to realize cash tax savings.
Projecting future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results and incorporate assumptions from our management’s forecasts and budgets, as well as longer-term assumptions, including revenue growth and operating margins, among other factors.
During the three months ended March 31, 2026, in part due to estimated future taxable income from the deferred tax liabilities recorded as part of our acquisitions of the CAC Group and Obie, we determined that the Tax Receivable Agreement liabilities associated with tax basis increases generated to date was probable of being payable. Accordingly, we recorded Tax Receivable Agreement liabilities equal to 85% of the tax benefits expected to be realized from the redemptions. We anticipate having sufficient taxable income to be able to realize the benefits and have recorded Tax Receivable Agreement liabilities based on the undiscounted estimated future payments under the Tax Receivable Agreement of $144.6 million.
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
Our invested assets are held primarily as cash and cash equivalents and restricted cash. To a lesser extent, we may also utilize certificates of deposit, U.S. treasury securities and professionally managed short duration fixed income funds. These investments are subject to market risk. The fair value of our invested assets at March 31, 2026 and December 31, 2025 approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.
During January 2026, we entered into additional financing for the Incremental Term Loans, which provided $600 million of additional principal borrowings, thereby increasing the aggregate principal amount of our Term Loans under the JPM Credit Agreement to approximately $1.6 billion.
We have a floating-to-fixed interest rate swap agreement with a notional amount of $500 million, which exchanges the variable rate of the Term Loans, which are indexed to 1-month term SOFR, for a fixed rate of 3.244%. The objective of the swap, for which we elected hedge accounting, is to manage our exposure to interest rate risk by converting a portion of the floating rate cash flows of the Term Loans into fixed rate payments. This strategy provides predictability in interest expense and aligns with our risk management policy.
At March 31, 2026, we had outstanding borrowings of $1.6 billion under the Term Loans and $191.0 million under our Revolving Facility. Taking the interest rate swap into consideration, an increase of 100 basis points on the SOFR rate at March 31, 2026 would have increased our annual interest expense under the JPM Credit Facility by $12.9 million.

Other than the amendment to the JPM Credit Agreement to increase the aggregate principal amount of the Term Loans to $1.6 billion, there have been no material changes in market risk from the information presented in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2026 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Please refer to Note 17 to our condensed consolidated financial statements included in Part I, Item 1. Financial Statements of this report for a discussion of legal proceedings to which we are subject.
ITEM 1A. RISK FACTORS
Please refer to the risk factors outlined under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 26, 2026.
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
•On January 2, 2026, as partial consideration for the acquisition of the outstanding equity interests of the business of Cobbs Allen Capital Holdings, LLC, Baldwin issued 23,200,000 shares of Class A common stock.
•On January 2, 2026, as partial consideration for the acquisition of the outstanding equity interests of Creisoft, Inc., Baldwin issued 396,573 shares of Class A common stock.
•On January 2, 2026, as partial consideration for the acquisition of substantially all the assets of Foley Insurance Agency, Inc., doing business as Capstone Group, Baldwin issued 354,448 shares of Class A common stock.
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
Issuer Repurchases of Equity Securities
The following table provides information about our repurchase of shares of our Class A common stock during the three months ended March 31, 2026:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value that may yet be Purchased under the Plans or Programs (in thousands)
January 1, 2026 to January 31, 2026	45,578	$24.03	—	$250,000
February 1, 2026 to February 28, 2026	77,280	16.87	—	250,000
March 1, 2026 to March 31, 2026	2,627,595	21.38	2,193,429	203,034
Total	2,750,453	$21.30	2,193,429	$203,034
__________
(1)    We purchased 557,024 shares during the three months ended March 31, 2026, which were acquired from our employees to cover required tax withholding on the vesting of shares granted under our Omnibus Incentive Plan or Partnership Inducement Award Plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Insider Trading Arrangements and Policies
During the quarter ended March 31, 2026, none of our directors or officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
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

10.2
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

The Baldwin Insurance Group, Inc.

Date: May 4, 2026	By:	/s/ Trevor L. Baldwin
Trevor L. Baldwin
Chief Executive Officer

Date: May 4, 2026	By:	/s/ Bradford L. Hale
Bradford L. Hale
Chief Financial Officer