Form 10-Q
period 2026-06-30
Baldwin Insurance Group, Inc.
filed 2026-07-30
CIK 1781755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 24, 2026, there were 96,838,572 shares of Class A common stock outstanding and 42,659,762 shares of Class B common stock outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE BALDWIN INSURANCE GROUP, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share and per share data)	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$184,499	$123,669
Fiduciary cash	426,189	223,228
Assumed premiums, commissions and fees receivable, net	433,617	342,136
Fiduciary receivables	782,194	497,035
Prepaid expenses and other current assets	19,592	13,650
Total current assets	1,846,091	1,199,718
Property and equipment, net	33,377	22,502
Right-of-use assets	81,552	61,976
Other assets	111,257	82,419
Intangible assets, net	1,450,040	978,434
Goodwill	2,652,407	1,517,171
Total assets	$6,174,724	$3,862,220
Liabilities, Mezzanine Equity and Stockholders’ Equity
Current liabilities:
Fiduciary liabilities	$1,208,383	$720,263
Commissions payable	97,040	50,933
Accrued expenses and other current liabilities	294,241	252,560
Current portion of contingent earnout liabilities	120,901	9,004
Total current liabilities	1,720,565	1,032,760
Revolving line of credit	302,000	107,000
Long-term debt, less current portion	2,150,725	1,566,122
Contingent earnout liabilities, less current portion	225,923	14,289
Operating lease liabilities, less current portion	75,128	57,651
Tax Receivable Agreement liabilities	144,570	—
Deferred tax liabilities	4,650	—
Other liabilities	129,376	—
Total liabilities	4,752,937	2,777,822
Commitments and contingencies (Note 17)
Mezzanine equity:
Redeemable noncontrolling interest	614	519
Stockholders’ equity:
Class A common stock, par value $0.01 per share, 300,000,000 shares authorized; 96,368,518 and 71,779,608 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	964	718
Class B common stock, par value $0.0001 per share, 100,000,000 shares authorized; 43,059,762 and 46,703,818 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	4	5
Additional paid-in capital	1,246,901	844,236
Accumulated deficit	(368,468)	(245,236)
Accumulated other comprehensive income	5,027	492
Total stockholders’ equity attributable to Baldwin	884,428	600,215
Noncontrolling interest	536,745	483,664
Total stockholders’ equity	1,421,173	1,083,879
Total liabilities, mezzanine equity and stockholders’ equity	$6,174,724	$3,862,220

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

(in thousands)	June 30, 2026	December 31, 2025
Assets of Consolidated Variable Interest Entities That Can Only be Used to Settle the Obligations of Consolidated Variable Interest Entities:
Cash and cash equivalents	$3,324	$2,523
Assumed premiums, commissions and fees receivable, net	1,828	1,198
Prepaid expenses and other current assets	157	76
Total current assets	5,309	3,797
Right-of-use assets	75	20
Other assets	5	5
Intangible assets, net	57,300	63,336
Goodwill	50,834	50,834
Total assets	$113,523	$117,992
Liabilities of Consolidated Variable Interest Entities for Which Creditors Do Not Have Recourse to the Company:
Commissions payable	$232	$77
Accrued expenses and other current liabilities	4,998	4,910
Total current liabilities	5,230	4,987
Operating lease liabilities, less current portion	38	—
Total liabilities	$5,268	$4,987

See accompanying Notes to Condensed Consolidated Financial Statements.

THE BALDWIN INSURANCE GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Revenues:
Commissions and fees	$488,789	$376,249	$1,017,650	$786,780
Investment income	4,150	2,562	7,524	5,436
Total revenues	492,939	378,811	1,025,174	792,216

Operating expenses:
Colleague compensation and benefits	264,323	195,471	547,935	393,491
Outside commissions	71,798	73,586	138,477	139,409
Other operating expenses	94,058	56,119	318,221	114,138
Amortization expense	56,027	26,010	111,074	51,892
Change in fair value of contingent consideration	12,303	(1,957)	14,272	6,104
Depreciation expense	2,773	1,642	4,804	3,225
Total operating expenses	501,282	350,871	1,134,783	708,259

Operating income (loss)	(8,343)	27,940	(109,609)	83,957

Other income (expense):
Interest expense, net	(45,666)	(31,320)	(84,566)	(61,296)
Gain (loss) on divestitures	—	(1,111)	—	290
Loss on extinguishment and modification of debt	(129)	—	(7,538)	(2,394)
Other income (expense), net	(2,423)	35	(1,776)	(115)
Total other expense, net	(48,218)	(32,396)	(93,880)	(63,515)

Income (loss) before income taxes and share of net earnings of equity method investee	(56,561)	(4,456)	(203,489)	20,442
Share of net earnings of equity method investee	664	—	1,175	—
Income (loss) before income taxes	(55,897)	(4,456)	(202,314)	20,442
Less: income tax expense (benefit)	84	685	(144,437)	685
Net income (loss)	(55,981)	(5,141)	(57,877)	19,757
Less: net income (loss) attributable to noncontrolling interests	(16,986)	(1,977)	(21,223)	8,982
Net income (loss) attributable to Baldwin	$(38,995)	$(3,164)	$(36,654)	$10,775

Basic earnings (loss) per share	$(0.42)	$(0.05)	$(0.39)	$0.16
Diluted earnings (loss) per share	$(0.42)	$(0.05)	$(0.39)	$0.15
Weighted-average shares of Class A common stock outstanding - basic	92,761	68,010	93,278	67,045
Weighted-average shares of Class A common stock outstanding - diluted	92,761	68,010	93,278	70,393

Net income (loss)	$(55,981)	$(5,141)	$(57,877)	$19,757
Other comprehensive income	3,343	—	6,635	—
Comprehensive income (loss)	(52,638)	(5,141)	(51,242)	19,757
Less: comprehensive income (loss) attributable to noncontrolling interests	(15,932)	(1,977)	(19,123)	8,982
Comprehensive income (loss) attributable to Baldwin	$(36,706)	$(3,164)	$(32,119)	$10,775

See accompanying Notes to Condensed Consolidated Financial Statements.

THE BALDWIN INSURANCE GROUP, INC.
Condensed Consolidated Statements of Stockholders’ Equity and Mezzanine Equity
(Unaudited)

For the Three Months Ended June 30, 2026
	Stockholders’ Equity									Mezzanine Equity
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-controlling Interest	Total	Redeemable Non-controlling Interest
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at March 31, 2026	96,647,096	$966	45,213,446	$5	$1,235,101	$(274,870)	$2,738	$587,178	$1,551,118	$537
Net income (loss)	—	—	—	—	—	(38,995)	—	(17,086)	(56,081)	100
Share-based compensation, net of forfeitures	1,407,675	14	—	—	5,073	—	—	2,319	7,406	—
Redemption of Class B common stock	2,153,684	22	(2,153,684)	(1)	6,727	—	—	(6,748)	—	—
Repurchases of Class A common stock	(3,839,937)	(38)	—	—	—	(54,603)	—	(25,226)	(79,867)	—
Distributions to variable interest entities	—	—	—	—	—	—	—	(4,746)	(4,746)	(23)
Other comprehensive income	—	—	—	—	—	—	2,289	1,054	3,343	—
Balance at June 30, 2026	96,368,518	$964	43,059,762	$4	$1,246,901	$(368,468)	$5,027	$536,745	$1,421,173	$614

For the Six Months Ended June 30, 2026
	Stockholders’ Equity									Mezzanine Equity
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-controlling Interest	Total	Redeemable Non-controlling Interest
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2025	71,779,608	$718	46,703,818	$5	$844,236	$(245,236)	$492	$483,664	$1,083,879	$519
Net income (loss)	—	—	—	—	—	(36,654)	—	(21,377)	(58,031)	154
Equity issued in business combinations	23,951,021	239	—	—	382,138	—	—	128,184	510,561	—
Share-based compensation, net of forfeitures	3,027,199	30	—	—	23,238	—	—	10,856	34,124	—
Redemption of Class B common stock	3,644,056	37	(3,644,056)	(1)	19,174	—	—	(19,210)	—	—
Repurchases of Class A common stock	(6,033,366)	(60)	—	—	—	(86,578)	—	(40,195)	(126,833)	—
Tax Receivable Agreement liability and deferred taxes arising from LLC interest ownership changes	—	—	—	—	(21,885)	—	—	—	(21,885)	—
Distributions to variable interest entities	—	—	—	—	—	—	—	(7,277)	(7,277)	(59)
Other comprehensive income	—	—	—	—	—	—	4,535	2,100	6,635	—
Balance at June 30, 2026	96,368,518	$964	43,059,762	$4	$1,246,901	$(368,468)	$5,027	$536,745	$1,421,173	$614

See accompanying Notes to Condensed Consolidated Financial Statements.

THE BALDWIN INSURANCE GROUP, INC.
Condensed Consolidated Statements of Stockholders’ Equity and Mezzanine Equity (Continued)
(Unaudited)

For the Three Months Ended June 30, 2025
	Stockholders’ Equity								Mezzanine Equity
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total	Redeemable Non-controlling Interest
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at March 31, 2025	69,852,390	$699	48,292,594	$5	$816,418	$(197,484)	$428,386	$1,048,024	$371
Net income (loss)	—	—	—	—	—	(3,164)	(2,073)	(5,237)	96
Equity issued in business combinations	23,202	—	—	—	515	—	348	863	—
Share-based compensation, net of forfeitures	469,226	5	—	—	3,761	—	2,508	6,274	—
Redemption of Class B common stock	933,865	9	(933,865)	—	10,041	—	(10,050)	—	—
Distributions to variable interest entities	—	—	—	—	—	—	—	—	(22)
Balance at June 30, 2025	71,278,683	$713	47,358,729	$5	$830,735	$(200,648)	$419,119	$1,049,924	$445

For the Six Months Ended June 30, 2025
	Stockholders’ Equity								Mezzanine Equity
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total	Redeemable Non-controlling Interest
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2024	67,979,419	$680	49,552,686	$5	$793,954	$(211,423)	$425,128	$1,008,344	$453
Net income (loss)	—	—	—	—	—	10,775	8,825	19,600	157
Equity issued in business combinations	23,202	—	—	—	515	—	348	863	—
Share-based compensation, net of forfeitures	1,082,105	11	—	—	12,721	—	8,730	21,462	—
Redemption of Class B common stock	2,193,957	22	(2,193,957)	—	23,545	—	(23,567)	—	—
Distributions to variable interest entities	—	—	—	—	—	—	(345)	(345)	(165)
Balance at June 30, 2025	71,278,683	$713	47,358,729	$5	$830,735	$(200,648)	$419,119	$1,049,924	$445

See accompanying Notes to Condensed Consolidated Financial Statements.

THE BALDWIN INSURANCE GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2026	2025
Cash flows from operating activities:
Net income (loss)	$(57,877)	$19,757
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	115,878	55,117
Change in fair value of contingent consideration	14,272	6,104
Share-based compensation expense	33,519	29,755
Deferred taxes	(14,873)	—
Payment of contingent earnout consideration in excess of purchase price accrual	(6,739)	(85,090)
Gain on divestitures	—	(290)
Amortization of deferred financing costs	8,633	2,843
Other operating activity	(2,602)	766
Changes in operating assets and liabilities:
Assumed premiums, commissions and fees receivable, net	(46,138)	(53,896)
Prepaid expenses and other current assets	(6,866)	(4,916)
Right-of-use assets	13,531	7,950
Accounts payable, accrued expenses and other current liabilities	(3,731)	(19,727)
Colleague earnout incentives	—	(31,824)
Operating lease liabilities	(7,521)	(7,253)
Net cash provided by (used in) operating activities	39,486	(80,704)
Cash flows from investing activities:
Cash consideration paid for business combinations, net of cash received	(447,503)	(11,699)
Capital expenditures	(27,848)	(20,310)
Deferred payments for business combinations	(25,000)	—
Cash consideration paid for asset acquisitions	(12,052)	(460)
Investments in and loans for business ventures	(8,465)	(15,633)
Proceeds from divestitures, net of cash transferred	—	1,901
Net cash used in investing activities	(520,868)	(46,201)
Cash flows from financing activities:
Change in fiduciary receivables and liabilities, net	98,968	55,283
Repurchase of common stock	(126,833)	—
Proceeds from revolving line of credit	371,000	121,000
Payments on revolving line of credit	(176,000)	(9,000)
Proceeds from refinancing of long-term debt	600,000	935,800
Payments relating to extinguishment and modification of long-term debt	—	(835,800)
Payments on long-term debt	(10,561)	(4,679)
Payments of deferred financing costs	(4,040)	—
Payment of contingent earnout consideration up to amount of purchase price accrual	—	(64,256)
Other financing activity	(7,361)	(510)
Net cash provided by financing activities	745,173	197,838
Net increase in cash and cash equivalents and fiduciary cash	263,791	70,933
Cash and cash equivalents and fiduciary cash at beginning of period	346,897	312,769
Cash and cash equivalents and fiduciary cash at end of period	$610,688	$383,702

THE BALDWIN INSURANCE GROUP, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2026	2025
Supplemental schedule of cash flow information:
Cash paid during the period for interest	$76,315	$54,528
Cash paid during the period for income taxes	759	1,340
Disclosure of non-cash investing and financing activities:
Equity issued in business combinations	$510,561	$863
Contingent earnout liabilities recognized in business combinations	315,998	8,766
Deferred payment obligations recognized in business combinations	165,164	—
Establish Tax Receivable Agreement liabilities	14,604	—
Establish deferred taxes arising from investment in Baldwin Holdings	7,281	—
Right-of-use assets obtained in exchange for operating lease liabilities	6,397	2,141
Right-of-use assets increased (decreased) through lease modifications and reassessments	(356)	950
Capital expenditures incurred but not yet paid	1,658	1,639
Increase in goodwill resulting from measurement period adjustments for prior year business combinations	341	—

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
Unaudited Interim Financial Reporting
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all the information and related notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting of recurring accruals, considered necessary for fair presentation of the financial statements have been included. The condensed consolidated balance sheet for the year ended December 31, 2025 was derived from audited financial statements, but does not include all disclosures required by GAAP. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2026.

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
2. Significant Accounting Policies
Repurchases of Class A Common Stock
The Company accounts for repurchases of its Class A common stock using the constructive retirement method. Shares repurchased are retired immediately upon repurchase and are returned to the status of authorized but unissued shares. Any excess of the repurchase cost over par value is recorded as a reduction to accumulated deficit. No treasury stock is carried on the condensed consolidated balance sheets. In connection with each repurchase of a share of Class A common stock, a corresponding LLC Unit of Baldwin Holdings held by the Company and a corresponding share of Class B common stock are cancelled, which results in a reduction to noncontrolling interest.

Tax Receivable Agreement
Baldwin is a party to the Tax Receivable Agreement with Baldwin Holdings’ LLC Members that provides for the payment by Baldwin to Baldwin Holdings’ LLC Members of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that Baldwin actually realizes as a result of (i) any increase in tax basis in Baldwin Holdings’ assets resulting from (a) previous acquisitions by Baldwin of LLC Units from Baldwin Holdings’ LLC Members, (b) the acquisition of LLC Units from Baldwin Holdings’ LLC Members using the net proceeds from any future offering, (c) redemptions or exchanges by Baldwin Holdings’ LLC Members of LLC Units and the corresponding number of shares of Class B common stock for shares of Class A common stock or cash or (d) payments under the Tax Receivable Agreement, and (ii) tax benefits related to imputed interest resulting from payments made under the Tax Receivable Agreement.
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
The Company accounts for amounts payable under the Tax Receivable Agreement in accordance with ASC Topic 450, Contingencies (“Topic 450”). Estimating the amount of payments that may be made under the Tax Receivable Agreement is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. The actual increase in tax basis, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of redemptions or exchanges, the price of shares of our Class A common stock at the time of the redemption or exchange, the extent to which such redemptions or exchanges are taxable and the amount and timing of our income. Any such changes in these factors or changes in the Company’s determination of the need for a valuation allowance related to the tax benefits acquired under the Tax Receivable Agreement, including changes in the expected realization of tax benefits, which may be informed by, but not solely determined by, valuation allowance assessments, could adjust the Tax Receivable Agreement liabilities recognized on the condensed consolidated balance sheets.
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
Subsequent changes to the initial establishment of the increases in deferred tax assets and Tax Receivable Agreement liability between reporting periods will be recognized in the condensed consolidated statements of stockholders’ equity and mezzanine equity as the exchanges represent transactions among stockholders. Subsequent changes in any of our estimates after the date of the redemption or exchange, as well as any interest accrued on the Tax Receivable Agreement between the Company’s annual tax filing date and the Tax Receivable Agreement payment date, are recognized in the condensed consolidated statements of comprehensive income (loss). In the unlikely event of an early termination of the Tax Receivable Agreement, the Company is required to pay to each holder of the Tax Receivable Agreement an early termination payment equal to the discounted present value of all unpaid Tax Receivable Agreement payments.
3. Business Combinations
The Company completed three business combinations for an aggregate purchase price of $1.6 billion during the six months ended June 30, 2026. In accordance with ASC Topic 805, Business Combinations (“Topic 805”), total consideration was first allocated to the fair value of assets acquired, including liabilities assumed, with the excess being recorded as goodwill. For financial statement purposes, goodwill is not amortized but rather is evaluated for impairment at least annually or more frequently if an event or change in circumstances occurs that indicates goodwill may be impaired. Approximately 31% of goodwill recorded from business combinations during the six months ended June 30, 2026 is deductible for income tax purposes. The deductible goodwill is amortized over a period of 15 years for tax reporting purposes.

The Company completed the following business combinations during the six months ended June 30, 2026:
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
The operating results of these business combinations have been included in the condensed consolidated statements of comprehensive income (loss) from their respective acquisition dates. The Company recognized total revenues and net loss from its business combinations of $99.9 million and $32.4 million, respectively, for the three months ended June 30, 2026, and $202.1 million and $42.3 million, respectively, for the six months ended June 30, 2026.
Acquisition-related costs incurred in connection with the CAC Group, Obie, and Capstone partnerships are recorded in other operating expenses in the condensed consolidated statements of comprehensive income (loss). The Company incurred acquisition-related costs from these business combinations of $17.7 million during the six months ended June 30, 2026.
Due to the complexity of valuing the consideration paid and the purchase price allocation and the timing of these activities, certain amounts included in the consolidated financial statements may be provisional and subject to additional adjustments within the measurement period as permitted by Topic 805. Specifically, the Company’s valuations of the fair value of contingent earnout consideration and intangible assets are estimates based on assumptions of factors such as discount rates and growth rates and tax related balances for CAC Group and Obie are estimates based on the preliminary determination of the tax basis of assets acquired and liabilities assumed. Accordingly, these assets and liabilities are subject to measurement period adjustments as determined after the passage of time. Any measurement period adjustments related to prior period business combinations are reflected as current period adjustments in accordance with Topic 805.

The table below provides a summary of the total consideration and the estimated purchase price allocations made for each of the business acquisitions that became effective during the six months ended June 30, 2026.

(in thousands)	CAC Group	Obie	Capstone	Totals
Cash consideration paid	$445,535	$86,958	$35,396	$567,889
Fair value of contingent earnout consideration	225,000	81,755	9,243	315,998
Fair value of equity interest	494,778	8,393	7,390	510,561
Deferred payments(1)	54,900	110,264	—	165,164
Total consideration	$1,220,213	$287,370	$52,029	$1,559,612
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$13,692	$1,962	$739	16,393
Fiduciary cash	88,804	15,189	—	103,993
Assumed premiums, commissions and fees receivable	43,869	607	698	45,174
Fiduciary receivables	188,515	2,667	—	191,182
Prepaid expenses and other current assets	2,044	272	39	2,355
Property and equipment	8,778	—	—	8,778
Right-of-use assets	26,494	808	—	27,302
Other assets	5,728	—	—	5,728
Intangible assets	410,245	121,688	19,050	550,983
Fiduciary liabilities	(277,319)	(17,856)	—	(295,175)
Commissions payable	(45,172)	—	(168)	(45,340)
Accrued expenses and other current liabilities	(15,507)	(5,553)	(530)	(21,590)
Operating lease liabilities, less current portion	(22,050)	(808)	—	(22,858)
Deferred tax liabilities	(115,997)	(26,211)	—	(142,208)
Total identifiable net assets acquired	312,124	92,765	19,828	424,717
Goodwill	908,089	194,605	32,201	1,134,895
Net assets acquired	$1,220,213	$287,370	$52,029	$1,559,612

Maximum potential contingent earnout consideration	$250,000	$275,000	$19,855	$544,855
__________
(1)    The non-current portion of deferred payment obligations totaling $129.4 million is reflected in other liabilities on the condensed consolidated balance sheet as of June 30, 2026 while the current portion is reflected in accrued expenses and other current liabilities as disclosed in Note 9.
The factors contributing to the recognition of goodwill include the expansion of our specialty risk and advisory capabilities, enhanced embedded insurance distribution and vertical integration within the reinsurance and insurance brokerage industry, and the strengthening of our regional presence and comprehensive risk management offerings.
The intangible assets acquired in connection with the partnerships have the following values and estimated weighted-average lives:

(in thousands, except weighted-average lives)	Amount	Weighted- Average Life
Acquired relationships	$474,070	15.0 years
Trade names	48,250	5.3 years
Software	28,663	4.7 years

Future annual estimated amortization expense for the next five years is as follows for intangible assets acquired in connection with the partnerships:

(in thousands)	Amount
For the remainder of 2026	$45,515
2027	79,025
2028	69,099
2029	61,040
2030	55,531
2031	36,063
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Pro forma results:
Revenues	$492,939	$468,120	$1,025,174	$956,381
Net loss(1)	(55,981)	(31,136)	(40,209)	(45,824)
__________
(1)    Approximately $17.7 million of non-recurring acquisition-related costs attributable to the CAC Group, Obie and Capstone partnerships incurred during the six months ended June 30, 2026 were recognized as a pro forma adjustment to net loss for the six months ended June 30, 2025, and correspondingly removed from pro forma net loss for the six months ended June 30, 2026.
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
Total revenues and expenses of the Company’s consolidated VIEs included in the condensed consolidated statements of comprehensive income (loss) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Consolidated VIEs:
Revenues	$6,715	$725	$13,644	$1,378
Expenses	5,356	223	10,561	538
The assets of the consolidated VIEs can only be used to settle the obligations of the consolidated VIEs and the creditors of the liabilities of the consolidated VIEs do not have recourse to the Company.

5. Revenue
The following table provides disaggregated revenues by major source:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Commission revenue(1)	$373,060	$299,243	$793,614	$638,105
Profit-sharing revenue(2)	29,534	19,960	55,645	44,300
Consulting and service fee revenue(3)	44,883	27,375	88,356	47,531
Policy fee and installment fee revenue(4)	21,201	19,684	41,943	37,664
Assumed premium earned(5)	15,309	5,488	29,500	9,805
Other income(6)	4,802	4,499	8,592	9,375
Investment income(7)	4,150	2,562	7,524	5,436
Total revenues	$492,939	$378,811	$1,025,174	$792,216
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

(in thousands)	June 30, 2026	December 31, 2025
Contract assets	$273,912	$279,517
Contract liabilities	46,461	36,333
During the six months ended June 30, 2026, the Company recognized revenue of $29.2 million related to the contract liabilities balance at December 31, 2025.
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Balance at beginning of period	$39,434	$34,775	$38,645	$33,844
Costs capitalized	5,233	5,777	9,648	9,589
Amortization	(3,783)	(3,073)	(7,409)	(5,954)
Balance at end of period	$40,884	$37,479	$40,884	$37,479
8. Intangible Assets, Net and Goodwill
The Company has recognized separately identifiable intangible assets in connection with its partnerships, including business combinations and asset acquisitions, as well as software purchased and developed for internal use. During the six months ended June 30, 2026, the Company completed three asset acquisitions and recognized $12.1 million of acquired relationships, representing the full purchase consideration of the acquisitions, which are being amortized over an estimated weighted-average useful life of 15 years.
Intangible assets consist of the following:

	June 30, 2026			December 31, 2025
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Acquired relationships	$1,739,517	$(430,185)	$1,309,332	$1,253,396	$(344,992)	$908,404
Software	211,823	(116,073)	95,750	163,514	(95,547)	67,967
Trade names	76,724	(31,766)	44,958	28,474	(26,411)	2,063
Total intangible assets	$2,028,064	$(578,024)	$1,450,040	$1,445,384	$(466,950)	$978,434

Amortization expense recorded for intangible assets was $56.0 million and $26.0 million for the three months ended June 30, 2026 and 2025, respectively, and $111.1 million and $51.9 million for the six months ended June 30, 2026 and 2025, respectively.

Future annual estimated amortization expense over the next five years for intangible assets is as follows:

(in thousands)	Amortization
For the remainder of 2026	$111,472
2027	192,865
2028	165,578
2029	143,361
2030	129,979
2031	104,071
The changes in carrying value of goodwill by operating group for the periods are as follows:

(in thousands)	Insurance Advisory Solutions	Underwriting, Capacity & Technology Solutions	Mainstreet Insurance Solutions	Total
Balance at December 31, 2025	$932,487	$241,905	$342,779	$1,517,171
Goodwill of acquired businesses	940,290	194,605	—	1,134,895
Measurement period adjustments(1)	—	341	—	341
Balance at June 30, 2026	$1,872,777	$436,851	$342,779	$2,652,407
__________
(1)    Adjustments were made within the permitted measurement period to reflect a decrease in assumed premiums, commissions and fees receivable, net related to partnerships entered into in the prior year. The measurement period adjustments have been reflected as current‑period adjustments in accordance with Topic 805 and had no effect on results of operations or cash flows.
9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

(in thousands)	June 30, 2026	December 31, 2025
Accrued compensation and benefits	$66,895	$78,271
Accrued expenses	51,218	57,397
Contract liabilities	46,461	36,333
Deferred payments	45,451	29,336
Current portion of operating lease liabilities	21,989	18,088
Assumed premium unearned	19,320	1,873
Current portion of long-term debt	16,091	12,577
Accrued interest	11,166	9,447
Other	15,650	9,238
Accrued expenses and other current liabilities	$294,241	$252,560
10. Long-Term Debt
As of December 31, 2025, the Amendment No. 3 to the Amended and Restated Credit Agreement (the “JPM Credit Agreement”) provided for senior secured credit facilities in an aggregate principal amount of approximately $1.6 billion, which consisted of (i) a term loan facility in the principal amount of $1.0 billion, bearing interest at a rate of term SOFR, plus an applicable margin of 250 bps, maturing May 24, 2031 (the “2025 Term Loans”) and (ii) a revolving credit facility with commitments in an aggregate principal amount of $600 million, bearing interest at term SOFR plus a 10 bps credit spread adjustment and an applicable margin ranging from 175 bps to 250 bps based on the Company’s total first lien net leverage ratio maturing May 24, 2029 (the “Revolving Facility” and, together with the 2025 Term Loans, the “JPM Credit Facility”). As of June 30, 2026 and December 31, 2025, Baldwin Holdings also had 7.125% Senior Secured Notes with an aggregate principal amount of $600 million due May 15, 2031.

On January 2, 2026, the Company entered into Amendment No. 4 to the JPM Credit Agreement, which provided for $600 million of incremental term loans (the “Incremental Term Loans” and, collectively with the 2025 Term Loans, the “Term Loans”). The refinancing increased the aggregate principal amount of outstanding term loans under the JPM Credit Agreement to approximately $1.6 billion. The Company incurred approximately $12.0 million of debt issuance costs in connection with the refinancing. The Incremental Term Loans are subject to the same terms and conditions applicable to the existing 2025 Term Loans under the JPM Credit Agreement. The Term Loans require quarterly principal payments of $4.0 million, with the remaining balance payable in full on the maturity date thereof.
As of June 30, 2026 and December 31, 2025, the Company’s outstanding borrowings under the Term Loans of $1.6 billion and $1.0 billion, respectively, had respective applicable interest rates of 6.13% and 6.25%. As of June 30, 2026 and December 31, 2025, the Company’s outstanding borrowings under the Revolving Facility of $302.0 million and $107.0 million, respectively, had respective applicable interest rates of 6.23% and 6.39%. The Revolving Facility was subject to a commitment fee of 0.40% on unused capacity as of June 30, 2026 and December 31, 2025. At June 30, 2026 and December 31, 2025, the Company had undrawn letters of credit issued under the Revolving Facility of $38.6 million and $16.0 million, respectively, which are subject to letter of credit fees.
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
On September 14, 2025, the Company entered into a floating-to-fixed interest rate swap agreement with a notional amount of $500.0 million, under which it exchanged the variable rate on the Term Loans, indexed to 1-month term SOFR, for a fixed rate of 3.244%. Interest payments are made monthly, beginning October 14, 2025, and continuing through the termination date of September 14, 2028.
The interest rate swap has been designated as a cash flow hedge under ASC Topic 815, Derivatives and Hedging. The Company assesses hedge effectiveness using the hypothetical derivative method and expects the hedge to be highly effective over its term. Changes in the fair value of the interest rate swap are recorded in accumulated other comprehensive income, which is a component of equity on the condensed consolidated balance sheets. The net cash settlements of the interest rate swap are classified within cash flows from operating activities in the condensed consolidated statements of cash flows. The Company’s hedging program extends through September 2028.
At June 30, 2026 and December 31, 2025, the fair value of the interest rate swap was a $7.4 million asset and a $0.8 million asset, respectively, which is included in other assets on the condensed consolidated balance sheets. The Company recorded gains of $3.3 million and $6.6 million in other comprehensive income related to the interest rate swap during the three and six months ended June 30, 2026, respectively.
12. Related Party Transactions
Related Party Balances
Baldwin Holdings holds an ownership interest in Emerald Bay Risk Solutions, LLC (“Emerald Bay”), an entity formed for the benefit of the MGA business, to which Baldwin Holdings, Lowry Baldwin (the Company’s Chairman), and members of the Company's executive management team have made capital commitments. The carrying value of the Company’s investment in Emerald Bay was $2.3 million at June 30, 2026 and December 31, 2025. Investments are included in other assets on the condensed consolidated balance sheets.
Commission Revenue
The Company serves as a broker for Holding Company of the Villages, Inc. (“The Villages”), a significant shareholder, and certain affiliated entities. Commission revenue recorded from transactions with The Villages and affiliated entities was $1.0 million and $0.2 million for the three months ended June 30, 2026 and 2025, respectively, and $1.8 million and $2.0 million for the six months ended June 30, 2026 and 2025, respectively.
Family Relationships
Two brothers of Lowry Baldwin, the Company’s Chairman, collectively received producer commissions from the Company comprising $0.1 million and $0.2 million for the three and six months ended June 30, 2025, respectively.

The Estate of John Baldwin, brother of Lowry Baldwin, the Company’s Chairman, received $1.1 million in proceeds from the Company for the sale of John Baldwin’s book of business during the six months ended June 30, 2026.
Rent Expense
The Company has various agreements to lease office space from wholly-owned subsidiaries of The Villages. Total rent expense incurred with respect to The Villages and its wholly-owned subsidiaries was $0.2 million for each of the three months ended June 30, 2026 and 2025, and $0.4 million for each of the six months ended June 30, 2026 and 2025. Total right-of-use assets and operating lease liabilities included on the Company’s condensed consolidated balance sheets relating to these lease agreements were $1.9 million and $1.9 million, respectively, at June 30, 2026 and $1.7 million and $1.8 million, respectively, at December 31, 2025.
The Company has various agreements to lease office space from other related parties. Total rent expense incurred with respect to other related parties was $0.8 million and $0.9 million for the three months ended June 30, 2026 and 2025, respectively, and $1.7 million for each of the six months ended June 30, 2026 and 2025. Total right-of-use assets and operating lease liabilities included on the Company’s condensed consolidated balance sheets relating to these lease agreements were $9.0 million and $9.4 million, respectively, at June 30, 2026 and $7.6 million and $8.8 million, respectively, at December 31, 2025.
13. Share-Based Compensation
The Company has an Omnibus Incentive Plan (the “Omnibus Plan”) and a Partnership Inducement Award Plan (the “Inducement Plan” and, collectively with the Omnibus Plan, the “Plans”) to motivate and reward colleagues and certain other individuals to perform at the highest level and contribute significantly to the Company’s success, thereby furthering the best interests of Baldwin’s stockholders. The total number of shares of Class A common stock authorized for issuance under the Omnibus Plan and the Inducement Plan was 15,513,345 and 3,000,000, respectively, at June 30, 2026.
During the six months ended June 30, 2026, the Company made awards of restricted stock awards (“RSAs”), performance-based restricted stock unit awards (“PSUs”), and fully vested shares under the Plans to its non-employee directors, officers, colleagues and consultants. Fully-vested shares issued to directors, officers and colleagues during the six months ended June 30, 2026 were vested upon issuance and PSUs issued to officers vest in the quarter following the end of a performance period of three years, while RSAs issued to colleagues, consultants and officers generally either cliff vest after three to four years or vest ratably over three to five years.
The following table summarizes the activity for awards granted by the Company under the Plans:

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Non-vested awards outstanding at December 31, 2025	3,094,268	$36.03
Granted	4,165,527	23.30
Vested and settled	(2,209,742)	25.72
Forfeited	(427,484)	37.50
Non-vested awards outstanding at June 30, 2026	4,622,569	29.35
The total fair value of shares that vested and settled under the Plans was $56.8 million and $46.8 million for the six months ended June 30, 2026 and 2025, respectively.
Share-based compensation is recognized ratably over the vesting period of the respective awards and includes expense related to issuances under the Plans and the portion of annual bonuses that are payable in fully-vested shares of Class A common stock. The Company recognizes share-based compensation expense for the Plans net of actual forfeitures. The Company recorded share-based compensation expense of $20.7 million and $17.0 million for the three months ended June 30, 2026 and 2025, respectively, and $33.5 million and $29.8 million for the six months ended June 30, 2026 and 2025, respectively. Share-based compensation expense is included in colleague compensation and benefits expense in the condensed consolidated statements of comprehensive income (loss).

14. Income Taxes
Baldwin is the sole managing member of Baldwin Holdings, which is treated as a partnership for U.S. federal, state and local income tax purposes. As a partnership, Baldwin Holdings is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Baldwin Holdings is passed through to and included in the taxable income or loss of its partners, including Baldwin. Baldwin is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to Baldwin’s allocable share of income of Baldwin Holdings.
Effective Tax Rate
The Company’s effective tax rate was 71.4% and 3.4% for the six months ended June 30, 2026 and 2025, respectively. The effective tax rate for the six months ended June 30, 2026 exceeded the U.S. federal statutory rate primarily due to the first quarter 2026 partial valuation allowance release. During the first quarter of 2026, the deferred tax accounting for both the CAC Group and Obie partnerships drove the partial release in valuation allowance, which is also driving the 68.0% increase in the effective tax rate between the two periods. The effective tax rate for the six months ended June 30, 2025 was lower than the U.S. federal statutory rate primarily due to the change in valuation allowance as a result of operating activity and the impact of partnership income allocations.
The Company’s effective tax rate was (0.2)% and (15.4)% for the three months ended June 30, 2026 and 2025, respectively. The effective tax rate for the three months ended June 30, 2026 was lower than the U.S. federal statutory rate primarily due to the impact of the change in valuation allowance as a result of operating activity and partnership income allocations. The effective tax rate for the three months ended June 30, 2025 was lower than the U.S. federal statutory rate primarily due to the change in valuation allowance as a result of operating activity and the impact of partnership income allocations. The 15.2% decrease in the effective tax rate between periods was primarily due to a change in pre-tax loss between the quarters ended June 30, 2025 and June 30, 2026.
The Company does not believe it has any significant uncertain tax positions and therefore has no unrecognized tax benefits as of June 30, 2026, that, if recognized, would affect the annual effective tax rate.
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
As of December 31, 2025, the Company maintained a full valuation allowance on its deferred tax assets of $210.7 million. As previously discussed, and due in part to the acquisitions of CAC Group and Obie, we have determined that it is more likely than not that a portion of our deferred tax assets will be realized. During the first quarter of 2026, we released $167.1 million of the valuation allowance previously recorded and recorded an increase in net deferred tax liabilities of $30.0 million, with $144.5 million recognized as income tax benefit in the condensed consolidated statements of comprehensive income (loss) and $7.3 million recognized as a reduction to additional paid-in capital on the condensed consolidated statements of stockholders’ equity and mezzanine equity. As of June 30, 2026, the Company was in a net deferred tax liability position of $4.7 million.
The Company’s income tax benefit was $144.4 million for the six months ended June 30, 2026, which reflects the release of the majority of the valuation allowance, partially offset by the change in deferred tax liabilities, which were recognized in connection with the CAC Group and Obie partnerships.

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
Baldwin is a party to the Tax Receivable Agreement with Baldwin Holdings’ LLC Members that provides for the payment by Baldwin to Baldwin Holdings’ LLC Members of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that Baldwin actually realizes as a result of (i) any increase in tax basis in Baldwin Holdings’ assets resulting from (a) previous acquisitions by Baldwin of LLC Units from Baldwin Holdings’ LLC Members, (b) the acquisition of LLC Units from Baldwin Holdings’ LLC Members using the net proceeds from any future offering, (c) redemptions or exchanges by Baldwin Holdings’ LLC Members of LLC Units and the corresponding number of shares of Class B common stock for shares of Class A common stock or cash or (d) payments under the Tax Receivable Agreement, and (ii) tax benefits related to imputed interest resulting from payments made under the Tax Receivable Agreement.
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
The Company accounts for amounts payable under the Tax Receivable Agreement in accordance with Topic 450. Estimating the amount of payments that may be made under the Tax Receivable Agreement is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. The actual increase in tax basis, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of redemptions or exchanges, the price of shares of our Class A common stock at the time of the redemption or exchange, the extent to which such redemptions or exchanges are taxable and the amount and timing of our income. Any such changes in these factors or changes in the Company’s determination of the need for a valuation allowance related to the tax benefits acquired under the Tax Receivable Agreement, including changes in the expected realization of tax benefits, which may be informed by, but not solely determined by, valuation allowance assessments, could adjust the Tax Receivable Agreement liabilities recognized on the condensed consolidated balance sheets.
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
Subsequent changes to the initial recognition of the increases in deferred tax assets and Tax Receivable Agreement liability between reporting periods will be recognized in the condensed consolidated statements of stockholders’ equity and mezzanine equity as the exchanges represent transactions among stockholders. Subsequent changes in any of our estimates after the date of the redemption or exchange, as well as any interest accrued on the Tax Receivable Agreement between the Company’s annual tax filing date and the Tax Receivable Agreement payment date, are recognized in the condensed consolidated statements of comprehensive income (loss). In the unlikely event of an early termination of the Tax Receivable Agreement, the Company is required to pay to each holder of the Tax Receivable Agreement an early termination payment equal to the discounted present value of all unpaid Tax Receivable Agreement payments.

Following the Company’s assessment of the realizability of its deferred tax assets during the six months ended June 30, 2026 discussed above, and after concluding that the related tax benefits were more likely than not to be realized, the Company determined that the Tax Receivable Agreement liabilities associated with these basis increases generated to date were probable of being payable. Accordingly, the Company recorded Tax Receivable Agreement liabilities equal to 85% of the tax benefits expected to be realized from the redemptions. The Company anticipates having sufficient taxable income to be able to realize the benefits and has recorded Tax Receivable Agreement liabilities based on the undiscounted estimated future payments under the Tax Receivable Agreement. The amounts payable under the Tax Receivable Agreement will vary depending upon a number of factors, including the amount, character, and timing.
During the six months ended June 30, 2026, 3,644,056 LLC Units were redeemed by the Pre‑IPO LLC Members in exchange for an equal number of newly issued shares of Class A common stock. These exchanges resulted in an increase in the tax basis of Baldwin’s investment in Baldwin Holdings, generating additional deferred tax assets subject to the provisions of the Tax Receivable Agreement.
As of June 30, 2026 and December 31, 2025, the Company had Tax Receivable Agreement liabilities of $144.6 million and $4.5 million, respectively, representing amounts payable to current or former Baldwin Holdings LLC Members under the Tax Receivable Agreement. These amounts are included in Tax Receivable Agreement liabilities on the condensed consolidated balance sheets.
During the six months ended June 30, 2026, increases to the Tax Receivable Agreement liabilities of $130.0 million due to the initial recognition were recognized in other operating expenses on the condensed consolidated statements of comprehensive income (loss). During the six months ended June 30, 2026, increases to the Tax Receivable Agreement liabilities of $14.6 million due to exchanges of LLC Units for Class A common stock were recognized as a reduction to additional paid-in capital on the condensed consolidated statements of stockholders’ equity and mezzanine equity.
15. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) attributable to Baldwin by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings (loss) per share is computed giving effect to all potentially dilutive shares of common stock.
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Basic earnings (loss) per share:
Net income (loss) attributable to Baldwin	$(38,995)	$(3,164)	$(36,654)	$10,775
Shares used for basic earnings (loss) per share:
Weighted-average shares of Class A common stock outstanding - basic	92,761	68,010	93,278	67,045
Basic earnings (loss) per share	$(0.42)	$(0.05)	$(0.39)	$0.16

Diluted earnings (loss) per share:
Net income (loss) attributable to Baldwin	$(38,995)	$(3,164)	$(36,654)	$10,775
Shares used for diluted earnings (loss) per share:
Weighted-average shares of Class A common stock outstanding - basic	92,761	68,010	93,278	67,045
Dilutive effect of unvested stock awards	—	—	—	3,348
Weighted-average shares of Class A common stock outstanding - diluted	92,761	68,010	93,278	70,393
Diluted earnings (loss) per share	$(0.42)	$(0.05)	$(0.39)	$0.15

Potentially dilutive securities consist of unvested stock awards, including RSAs and PSUs, in addition to shares of Class B common stock, which can be exchanged (together with a corresponding number of LLC Units) for shares of Class A common stock on a one-for-one basis. The following potentially dilutive securities were excluded from the Company’s diluted weighted-average number of shares outstanding calculation for the periods presented as their inclusion would have been anti-dilutive.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Unvested RSAs and PSUs	4,188,835	3,435,770	3,614,054	—
Shares of Class B common stock	44,373,223	47,717,482	45,163,810	48,377,222
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

	Fair Value Hierarchy
	Level 1		Level 2		Level 3
(in thousands)	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Assets:
Money market funds	$245,055	$229,922	$—	$—	$—	$—
Derivative instruments	—	—	7,450	815	—	—
Liabilities:
Contingent earnout liabilities	—	—	—	—	346,824	23,293

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
The fair value of contingent earnout liabilities is based on sales projections for the acquired entities, which are reassessed each reporting period. Based on the Company’s ongoing assessment of the fair value of its contingent earnout liabilities, the Company recorded a net increase in the estimated fair value of such liabilities of $12.3 million and $14.3 million for the three and six months ended June 30, 2026, respectively. The Company assessed its maximum estimated exposure to contingent earnout liabilities to be $699.9 million at June 30, 2026.
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
The fair value of the contingent earnout liabilities is based on the present value of the expected future payments to be made to partners in accordance with the provisions outlined in the respective purchase agreements, which at times includes Monte Carlo simulations or a discounted cash flow analysis. In determining fair value, the Company estimates the partner’s future performance using financial projections developed by management for the partner and market participant assumptions that were derived for revenue growth, EBITDA growth and retention rates. Revenue growth rates generally ranged from 11.8% to 22.5% at June 30, 2026 and were generally 20% at December 31, 2025. The Company estimates future payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. These payments are generally discounted to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of the partner to achieve the targets. These discount rates generally ranged from 6% to 21% at June 30, 2026. No significant discount rates were applied to the remaining material contingent earnout liabilities at December 31, 2025 due, in part, to the short-term nature of a substantial portion of the liabilities wherein their fair values approximated their carrying values. Changes in financial projections, market participant assumptions for revenue growth, or the risk-adjusted discount rate, would result in a change in the fair value of contingent consideration.

The following table sets forth a summary of the changes in the fair value of the Company’s contingent earnout liabilities, which are measured at fair value on a recurring basis utilizing Level 3 assumptions in their valuation:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Balance at beginning of period	$335,384	$48,234	$23,293	$145,559
Change in fair value of contingent consideration(1)	12,303	(1,957)	14,272	6,104
Fair value of contingent consideration issuances	—	8,766	315,998	8,766
Settlement of contingent consideration(2)	(863)	(38,312)	(6,739)	(143,698)
Balance at end of period	$346,824	$16,731	$346,824	$16,731
__________
(1)    The Company reclassified $1.5 million and $(1.6) million of its contingent earnout liabilities through the issuance (reduction) of colleague earnout incentives during the three and six months ended June 30, 2025, respectively, which resulted in a reclassification between the change in fair value of contingent consideration and colleague compensation and benefits expense in the condensed consolidated statements of comprehensive income (loss).
(2)    The condensed consolidated statement of cash flows for the six months ended June 30, 2025 includes $5.6 million of payments of contingent earnout consideration related to non-cash settlements in prior periods.
Fair Value of Other Financial Instruments
The fair value of long-term debt and the revolving line of credit are based on estimates using discounted cash flow analyses and current borrowing rates for similar types of borrowing arrangements. The carrying amounts and estimated fair value of long-term debt and the revolving line of credit were as follows:

	Fair Value Hierarchy	June 30, 2026		December 31, 2025
(in thousands)		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt(1)	Level 2	$2,193,045	$2,157,201	$1,603,606	$1,620,092
Revolving line of credit	Level 2	302,000	298,415	107,000	107,985
__________
(1)    The carrying amount of long-term debt reflects outstanding borrowings, which are presented net of unamortized debt discount and issuance costs of $26.2 million and $24.9 million at June 30, 2026 and December 31, 2025, respectively, on the condensed consolidated balance sheets.
17. Commitments and Contingencies
Commitments
As of June 30, 2026, Baldwin Holdings has a remaining commitment to the University of South Florida (“USF”) to donate $2.5 million through October 2028. The gift will provide support for the School of Risk Management and Insurance in the USF Muma College of Business. It is currently anticipated that Lowry Baldwin, the Company’s Chairman, will fund half of the amounts to be donated by the Company.
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

On February 8, 2023, Ruby Wagner, a putative Class A stockholder of the Company, filed a class action lawsuit (the “Lawsuit”), on behalf of herself and other similarly situated stockholders in the Delaware Court of Chancery against the Company seeking declaratory judgment that certain provisions of the 2019 Stockholders Agreement between the Company and the Pre-IPO LLC Members were invalid and unenforceable as a matter of Delaware law. On May 28, 2024, the Court of Chancery issued an opinion (the “Chancery Court Opinion”) that certain provisions of the 2019 Stockholders Agreement granting approval rights related to amending the Company’s certificate of incorporation and making significant decisions relating to the Company’s senior management, were facially invalid, void, and unenforceable under Delaware law. An implementing order was entered on June 20, 2024. The Chancery Court Opinion also held that a severability provision in the 2019 Stockholders Agreement allowed the Pre-IPO LLC Members to demand a “suitable and equitable substitute” for the approval rights that were deemed invalid, such as the issuance of a so-called golden share of preferred stock in the Company. Following the Chancery Court Opinion, a counterparty to the 2019 Stockholders Agreement requested the issuance of such golden share. An independent committee of the Company’s board of directors, advised by independent counsel, determined that entering into a contractual agreement containing substantially the same rights as those contained in the 2019 Stockholders Agreement, as authorized by a newly-enacted provision of Delaware law, rather than issuance of a golden share, would be in the best interests of the Company and its stockholders and, following negotiation, the Company entered into the 2024 Stockholders Agreement on October 30, 2024. On January 22, 2025, the Court of Chancery granted plaintiff an award of attorneys’ fees and expenses in the amount of $2.4 million (the “Fee Award”). On February 21, 2025, the Company filed an appeal from the Chancery Court Opinion and the Fee Award with the Delaware Supreme Court. On June 9, 2026, the Delaware Supreme Court reversed the Court of Chancery (with respect to both its decision and the Fee Award) and remanded to the Court of Chancery to determine an award of attorney’s fees that reflects “the modest benefit” the Company’s stockholders may have achieved due to the circumstances leading up to the 2024 Stockholders Agreement, which has since sprung into effect replacing in its entirety the 2019 Stockholders Agreement. Management has estimated the potential range of loss from the ultimate disposition of this matter to be immaterial. As a result of the Delaware Supreme Court’s ruling, the consent and defense agreement previously entered into by the Company terminated in accordance with its terms, and the independent committee of our board of directors created by the previous amendment to our by-laws was disbanded in accordance with the terms of the amendment.
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

	For the Three Months Ended June 30, 2026
(in thousands)	Insurance Advisory Solutions	Underwriting, Capacity & Technology Solutions	Mainstreet Insurance Solutions	Corporate and Other	Total
Revenues:
Commission revenue(1)	$208,847	$114,990	$67,250	$(18,027)	$373,060
Profit-sharing revenue	17,833	5,310	6,391	—	29,534
Consulting and service fee revenue	42,935	1,872	76	—	44,883
Policy fee and installment fee revenue	—	21,201	—	—	21,201
Assumed premium earned	—	15,309	—	—	15,309
Other income	3,269	140	1,589	(196)	4,802
Investment income	2,459	1,425	21	245	4,150
Total revenues	275,343	160,247	75,327	(17,978)	492,939
Expenses:
Inside advisor commissions	66,039	727	8,145	—	74,911
Fixed compensation	76,404	19,319	10,527	2,670	108,920
Benefits and other	34,858	9,802	7,257	1,967	53,884
Share-based compensation	9,257	4,472	1,369	5,603	20,701
Severance	3,586	490	957	874	5,907
Colleague compensation and benefits	190,144	34,810	28,255	11,114	264,323
Outside commissions(1)	3,953	66,551	19,517	(18,223)	71,798
Selling expense	11,571	2,477	2,949	2,646	19,643
Operating expense	28,093	30,171	5,875	9,261	73,400
Administrative expense	35,186	14,790	13,222	42,412	105,610
All other (income) expense, net(2)	7,675	4,755	1,745	(29)	14,146
Total expense	276,622	153,554	71,563	47,181	548,920
Net income (loss)	$(1,279)	$6,693	$3,764	$(65,159)	$(55,981)

Other segment disclosures:
Loss on change in fair value of contingent consideration	$5,105	$5,446	$1,752	$—	$12,303
Depreciation and amortization expense	32,946	10,821	13,170	1,863	58,800
Interest expense, net	1,797	3,642	3	40,224	45,666
Loss on extinguishment and modification of debt	—	—	—	129	129
Share of net earnings of equity method investee	—	664	—	—	664
__________
(1)    During the three months ended June 30, 2026, the IAS operating group recorded commission revenue shared with other operating groups of $0.2 million and the UCTS operating group recorded commission revenue shared with other operating groups of $18.0 million. Commission revenue shared with other operating groups, and the related outside commissions, are eliminated through Corporate and Other.
(2)    All other (income) expense, net includes change in fair value of contingent consideration, other income (expense), net, share of net earnings of equity method investee and income tax expense (benefit).

	For the Three Months Ended June 30, 2025
(in thousands)	Insurance Advisory Solutions	Underwriting, Capacity & Technology Solutions	Mainstreet Insurance Solutions	Corporate and Other	Total
Revenues:
Commission revenue(1)	$139,680	$117,060	$61,309	$(18,806)	$299,243
Profit-sharing revenue	14,003	2,038	3,919	—	19,960
Consulting and service fee revenue	25,993	1,382	—	—	27,375
Policy fee and installment fee revenue	—	19,684	—	—	19,684
Assumed premium earned	—	5,488	—	—	5,488
Other income	2,677	723	1,280	(181)	4,499
Investment income	912	1,135	56	459	2,562
Total revenues	183,265	147,510	66,564	(18,528)	378,811
Expenses:
Inside advisor commissions	41,031	180	7,920	—	49,131
Fixed compensation	54,340	16,016	9,995	2,801	83,152
Benefits and other	23,793	10,022	6,241	3,072	43,128
Share-based compensation	5,904	3,397	1,655	5,996	16,952
Severance	732	723	39	124	1,618
Colleague earnout incentives	1,490	—	—	—	1,490
Colleague compensation and benefits	127,290	30,338	25,850	11,993	195,471
Outside commissions(1)	2,800	70,716	19,057	(18,987)	73,586
Selling expense	6,424	1,591	3,828	2,206	14,049
Operating expense	14,420	13,976	5,828	6,930	41,154
Administrative expense	13,885	5,339	7,744	32,920	59,888
All other (income) expense, net(2)	668	(1,565)	34	667	(196)
Total expense	165,487	120,395	62,341	35,729	383,952
Net income (loss)	$17,778	$27,115	$4,223	$(54,257)	$(5,141)

Other segment disclosures:
Loss (gain) on change in fair value of contingent consideration	$(468)	$(1,554)	$65	$—	$(1,957)
Depreciation and amortization expense	13,519	5,102	7,583	1,448	27,652
Interest (income) expense, net	(1)	110	24	31,187	31,320
Loss (gain) on divestitures	(500)	—	—	1,611	1,111
__________
(1)    During the three months ended June 30, 2025, the IAS operating group recorded commission revenue shared with other operating groups of $0.2 million and the UCTS operating group recorded commission revenue shared with other operating groups of $18.8 million. Commission revenue shared with other operating groups, and the related outside commissions, are eliminated through Corporate and Other.
(2)    All other (income) expense, net includes change in fair value of contingent consideration, gain (loss) on divestitures, other income (expense), net and income tax expense (benefit).

	For the Six Months Ended June 30, 2026
(in thousands)	Insurance Advisory Solutions	Underwriting, Capacity & Technology Solutions	Mainstreet Insurance Solutions	Corporate and Other	Total
Revenues:
Commission revenue(1)	$474,884	$209,460	$143,114	$(33,844)	$793,614
Profit-sharing revenue	36,859	8,072	10,714	—	55,645
Consulting and service fee revenue	85,000	3,280	76	—	88,356
Policy fee and installment fee revenue	—	41,943	—	—	41,943
Assumed premium earned	—	29,500	—	—	29,500
Other income	5,789	176	3,029	(402)	8,592
Investment income	4,007	2,759	52	706	7,524
Total revenues	606,539	295,190	156,985	(33,540)	1,025,174
Expenses:
Inside advisor commissions	151,753	1,380	17,024	—	170,157
Fixed compensation	154,418	37,788	20,752	5,071	218,029
Benefits and other	72,052	21,930	14,499	5,518	113,999
Share-based compensation	14,919	7,437	2,785	8,378	33,519
Severance	8,926	515	1,815	975	12,231
Colleague compensation and benefits	402,068	69,050	56,875	19,942	547,935
Outside commissions(1)	8,629	124,311	39,783	(34,246)	138,477
Selling expense	23,236	4,616	5,963	4,443	38,258
Operating expense	56,173	57,491	11,745	152,872	278,281
Administrative expense	67,484	25,347	26,128	90,705	209,664
All other (income) expense, net(2)	7,946	5,176	1,905	(144,591)	(129,564)
Total expense	565,536	285,991	142,399	89,125	1,083,051
Net income (loss)	$41,003	$9,199	$14,586	$(122,665)	$(57,877)

Other segment disclosures:
Loss on change in fair value of contingent consideration	$5,403	$6,880	$1,989	$—	$14,272
Depreciation and amortization expense	65,201	21,057	26,050	3,570	115,878
Interest expense, net	1,663	3,721	14	79,168	84,566
Loss on extinguishment and modification of debt	—	—	—	7,538	7,538
Share of net earnings of equity method investee	—	1,175	—	—	1,175
Capital expenditures	4,661	14,464	7,002	1,721	27,848
	At June 30, 2026
Total assets	$4,222,844	$1,184,295	$694,213	$73,372	$6,174,724
__________
(1)    During the six months ended June 30, 2026, the IAS operating group recorded commission revenue shared with other operating groups of $0.4 million and the UCTS operating group recorded commission revenue shared with other operating groups of $33.8 million. Commission revenue shared with other operating groups, and the related outside commissions, are eliminated through Corporate and Other.
(2)    All other (income) expense, net includes change in fair value of contingent consideration, other income (expense), net, share of net earnings of equity method investee and income tax expense (benefit).

	For the Six Months Ended June 30, 2025
(in thousands)	Insurance Advisory Solutions	Underwriting, Capacity & Technology Solutions	Mainstreet Insurance Solutions	Corporate and Other	Total
Revenues:
Commission revenue(1)	$330,008	$212,009	$132,959	$(36,871)	$638,105
Profit-sharing revenue	28,973	7,313	8,014	—	44,300
Consulting and service fee revenue	44,580	2,951	—	—	47,531
Policy fee and installment fee revenue	—	37,664	—	—	37,664
Assumed premium earned	—	9,805	—	—	9,805
Other income	5,441	769	3,346	(181)	9,375
Investment income	1,936	2,173	114	1,213	5,436
Total revenues	410,938	272,684	144,433	(35,839)	792,216
Expenses:
Inside advisor commissions	96,794	315	16,261	—	113,370
Fixed compensation	107,480	29,960	19,521	4,762	161,723
Benefits and other	49,664	18,572	12,689	6,672	87,597
Share-based compensation	10,757	5,678	2,908	10,412	29,755
Severance	1,218	930	495	182	2,825
Colleague earnout incentives	(1,671)	(108)	—	—	(1,779)
Colleague compensation and benefits	264,242	55,347	51,874	22,028	393,491
Outside commissions(1)	6,438	131,879	38,144	(37,052)	139,409
Selling expense	12,522	3,145	7,860	4,357	27,884
Operating expense	29,036	28,511	11,300	15,978	84,825
Administrative expense	27,881	10,154	15,356	66,845	120,236
All other (income) expense, net(2)	5,956	(831)	742	747	6,614
Total expense	346,075	228,205	125,276	72,903	772,459
Net income (loss)	$64,863	$44,479	$19,157	$(108,742)	$19,757

Other segment disclosures:
Loss (gain) on change in fair value of contingent consideration	$6,670	$(845)	$279	$—	$6,104
Depreciation and amortization expense	27,385	9,743	15,139	2,850	55,117
Interest (income) expense, net	(1)	219	34	61,044	61,296
Loss (gain) on divestitures	(1,901)	—	—	1,611	(290)
Loss on extinguishment and modification of debt	—	—	—	2,394	2,394
Capital expenditures	2,689	7,924	5,712	3,985	20,310
	At December 31, 2025
Total assets	$2,293,873	$758,085	$712,639	$97,623	$3,862,220
__________
(1)    During the six months ended June 30, 2025, the IAS operating group recorded commission revenue shared with other operating groups of $0.2 million and the UCTS operating group recorded commission revenue shared with other operating groups of $36.9 million. Commission revenue shared with other operating groups, and the related outside commissions, are eliminated through Corporate and Other.
(2)    All other (income) expense, net includes change in fair value of contingent consideration, gain (loss) on divestitures, other income (expense), net and income tax expense (benefit).

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
As of June 30, 2026 and December 31, 2025, assumed premium receivable was $27.9 million and $18.5 million, respectively, which is included as a component of assumed premiums, commissions and fees receivable, net on the condensed consolidated balance sheets. As of December 31, 2025, the assumed premium receivable was accounted for as a funds withheld receivable, net of actual claims paid. As of June 30, 2026 and December 31, 2025, assumed premium unearned was $19.3 million and $1.9 million, respectively, which is included as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets.
Assumed premium earned was $15.3 million and $5.5 million for the three months ended June 30, 2026 and 2025, respectively, and $29.5 million and $9.8 million for the six months ended June 30, 2026 and 2025, respectively. Assumed premium earned is included in commissions and fees in the condensed consolidated statements of comprehensive income (loss). Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such adjustments are made. No such adjustments were made during the six months ended June 30, 2026 or 2025.
The table below provides a rollforward of unpaid losses and loss adjustment reserve:

	For the Six Months Ended June 30,
(in thousands)	2026	2025
Balance at beginning of period	$13,072	$—
Incurred losses and LAE	14,072	8,780
Actual claims paid	(4,092)	—
Balance at end of period	$23,052	$8,780
In December 2024, the initial funding to capitalize the Captive was $12.1 million, provided by Baldwin Holdings substantially in the form of a letter of credit. As of June 30, 2026 and December 31, 2025, the Captive maintained capital in excess of the minimum statutory amount required by regulatory authorities of $32.6 million and $8.0 million, respectively, and the statutory capital and surplus of the Captive, as allowed by prescribed practices by the Tennessee Department of Commerce and Insurance, was $35.0 million and $10.0 million, respectively.
20. Subsequent Events
Business Divestitures
During the second quarter of 2026, management formally committed to a plan to sell CACH Media Guarantors Insurance Solutions, LLC ("Media Guarantors"), an indirect subsidiary of Baldwin and provider of completion guaranty products for film and television production, whose operations are reported within the Insurance Advisory Solutions operating group. The Company was in active negotiations to sell Media Guarantors as of June 30, 2026, and the Company concluded that the disposal group met the criteria for held-for-sale classification under ASC Topic 360, Property, Plant, and Equipment. Accordingly, the assets and liabilities of Media Guarantors have been classified as held for sale at their carrying value, which was determined to be lower than the fair value of the net assets less costs to sell. As a result, no impairment loss was recorded in conjunction with the reclassification of the disposal group.
As of June 30, 2026, the Company recognized assets held for sale of $5.0 million, which included $3.3 million of fiduciary cash and $1.3 million of goodwill, and liabilities held for sale of $3.6 million, which included $3.3 million of fiduciary liabilities. However, management has concluded that the relative size of the assets and liabilities held for sale, and of the potential proceeds from the disposal, are immaterial to the Company’s financial position, results of operations and cash flows as a whole and, accordingly, the associated assets and liabilities have not been presented separately on the face of the condensed consolidated balance sheets.

The Company determined that the disposal group does not qualify for discontinued operations presentation under ASC Subtopic 205-20, Presentation of Financial Statements—Discontinued Operations. Accordingly, the results of Media Guarantors continue to be reported within continuing operations in the condensed consolidated statements of comprehensive income (loss) for all periods presented.
On July 2, 2026, subsequent to the reporting date, the Company entered into a definitive agreement to sell 100% of the equity interests of Media Guarantors for total cash consideration of $4.0 million, of which approximately $2.1 million is subject to escrow as a contingent liability. The Company expects to recognize a nominal pre-tax gain on the sale of Media Guarantors in the third quarter of 2026.

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
We represent over three million clients across the United States and internationally. Our team comprises approximately 5,000 colleagues—including those who joined us through our January 2026 partnerships. Among them are approximately 800 risk advisors, who are fiercely independent, relentlessly competitive and “insurance geeks.” We have approximately 120 offices in 25 states, all of which are equipped to provide diversified products and services to empower our clients at every stage through our three operating groups.
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

•Mainstreet Insurance Solutions (“MIS”) offers personal insurance, commercial insurance and life and health solutions to individuals and businesses in their communities, with a focus on accessing clients via sheltered distribution channels, which include, but are not limited to, new home builders, realtors, mortgage originators/lenders, master planned communities, and various other community centers of influence. We have invested deeply in talent, technology and capabilities across MIS, including in Westwood’s homeowners solutions that are embedded in many of the top home builders in the United States, the national expansion of our distribution footprint through our National Mortgage and Real Estate Channel, and enhanced digital capabilities focused on improving the risk advisor and client experience. MIS also offers consultation for government assistance programs and solutions, including traditional Medicare, Medicare Advantage and Affordable Care Act, to seniors and eligible individuals through a network of primarily independent contractor agents.
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
We completed three partnerships for an aggregate purchase price of $1.6 billion during the six months ended June 30, 2026 as discussed further below. The operating results of these partnerships have been included in the condensed consolidated statements of comprehensive income (loss) from their respective acquisition dates.
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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements for the six months ended June 30, 2026 and 2025 and the related notes and other financial information included elsewhere in this report.
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
The following is a discussion of our consolidated results of operations for the three and six months ended June 30, 2026 and 2025. Consolidated results of operations for the three and six months ended June 30, 2026 include the results of the CAC Group, Capstone and Obie partnerships from their respective acquisition dates.

	For the Three Months Ended June 30,		Variance		For the Six Months Ended June 30,		Variance
(in thousands)	2026	2025	Amount	%	2026	2025	Amount	%
Revenues:
Core commissions and fees	$454,453	$351,790	$102,663	29%	$953,413	$733,105	$220,308	30%
Profit-sharing and other income	34,336	24,459	9,877	40%	64,237	53,675	10,562	20%
Commissions and fees	488,789	376,249	112,540	30%	1,017,650	786,780	230,870	29%
Investment income	4,150	2,562	1,588	62%	7,524	5,436	2,088	38%
Total revenues	492,939	378,811	114,128	30%	1,025,174	792,216	232,958	29%

Operating expenses:
Colleague compensation and benefits	264,323	195,471	68,852	35%	547,935	393,491	154,444	39%
Outside commissions	71,798	73,586	(1,788)	(2)%	138,477	139,409	(932)	(1)%
Other operating expenses	94,058	56,119	37,939	68%	318,221	114,138	204,083	179%
Amortization expense	56,027	26,010	30,017	115%	111,074	51,892	59,182	114%
Change in fair value of contingent consideration	12,303	(1,957)	14,260	n/m	14,272	6,104	8,168	134%
Depreciation expense	2,773	1,642	1,131	69%	4,804	3,225	1,579	49%
Total operating expenses	501,282	350,871	150,411	43%	1,134,783	708,259	426,524	60%

Operating income (loss)	(8,343)	27,940	(36,283)	(130)%	(109,609)	83,957	(193,566)	(231)%

Other income (expense):
Interest expense, net	(45,666)	(31,320)	(14,346)	46%	(84,566)	(61,296)	(23,270)	38%
Gain (loss) on divestitures	—	(1,111)	1,111	(100)%	—	290	(290)	(100)%
Loss on extinguishment and modification of debt	(129)	—	(129)	—%	(7,538)	(2,394)	(5,144)	215%
Other income (expense), net	(2,423)	35	(2,458)	n/m	(1,776)	(115)	(1,661)	n/m
Total other expense, net	(48,218)	(32,396)	(15,822)	49%	(93,880)	(63,515)	(30,365)	48%
Income (loss) before income taxes and share of net earnings of equity method investment	(56,561)	(4,456)	(52,105)	n/m	(203,489)	20,442	(223,931)	n/m
Share of net earnings of equity method investee	664	—	664	—%	1,175	—	1,175	—%
Income (loss) before income taxes	(55,897)	(4,456)	(51,441)	n/m	(202,314)	20,442	(222,756)	n/m
Less: income tax expense (benefit)	84	685	(601)	(88)%	(144,437)	685	(145,122)	n/m
Net income (loss)	$(55,981)	$(5,141)	$(50,840)	n/m	$(57,877)	$19,757	$(77,634)	n/m
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
Commissions and fees increased $112.5 million, or 30%, for the quarter ended June 30, 2026 compared to the same period of 2025, driven by commissions and fees contributed by partnership activity of $106.8 million and organic growth in profit-sharing and other revenue of $6.0 million, offset in part by lower organic core commissions and fees of $0.3 million.
Commissions and fees increased $230.9 million, or 29%, for the year-to-date period ended June 30, 2026 compared to the same period of 2025, driven by commissions and fees contributed by partnership activity of $218.2 million, organic growth in core commissions and fees of $11.0 million and organic profit-sharing and other revenue of $1.6 million.
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
Colleague compensation and benefits expense increased $68.9 million, or 35%, for the quarter ended June 30, 2026 compared to the same period of 2025. Partnership activity contributed $69.8 million to the increase in colleague compensation and benefits. After excluding partnership activity, colleague compensation and benefits decreased $1.0 million, driven by lower costs related to temporary help and performance bonuses of $5.1 million, colleague earnout incentives of $1.5 million and inside advisor commissions of $1.1 million, offset in part by elevated health plan costs of $3.2 million, higher severance of $2.5 million and increased colleague compensation of $2.1 million.
Colleague compensation and benefits expense increased $154.4 million, or 39%, for the year-to-date period ended June 30, 2026 compared to the same period of 2025. Partnership activity contributed $139.9 million to the increase in colleague compensation and benefits. After excluding partnership activity, colleague compensation and benefits increased $14.6 million, primarily resulting from elevated health plan costs of $7.3 million, increased colleague compensation of $6.2 million and inside advisor commissions of $3.9 million related to the overall growth of the business, and higher severance of $3.1 million, offset in part by lower temporary help and performance bonuses of $7.8 million.
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
Other operating expenses increased $37.9 million for the quarter ended June 30, 2026 compared to the same period of 2025. Partnership activity contributed $16.4 million to the increase in other operating expenses. After excluding partnership activity, other operating expenses increased $21.6 million, driven by higher professional fees of $10.1 million due to increased legal spend, higher Captive‑related operating expenses of $7.6 million, and higher technology and software-related costs of $3.2 million.

Other operating expenses increased $204.1 million for the year-to-date period ended June 30, 2026 compared to the same period of 2025. Partnership activity contributed $32.6 million to the increase in other operating expenses. After excluding partnership activity, other operating expenses increased $171.5 million, driven by $128.8 million of additional Tax Receivable Agreement expense during 2026, $16.5 million of higher Captive‑related operating expenses, $14.9 million of higher professional fees due to increased legal spend, $7.7 million of transaction-related insurance premiums incurred in connection with the CAC Group partnership, and $6.0 million of higher technology and software-related cost. The increase in Tax Receivable Agreement expense relates to the recognition of a liability associated with expected future payments under the agreement. Historically, such amounts were not recorded as we did not expect to realize sufficient cash tax benefits. During the period, changes in our tax profile, including the recognition of deferred tax liabilities, resulted in management concluding that a significant portion of the tax benefits associated with prior exchanges is expected to be realized. Accordingly, we recorded a liability representing our estimated obligation to share such realized tax benefits with Baldwin Holdings’ LLC Members. This amount was recorded to other operating expense as it reflects the recognition of previously unrecorded obligations, while future amounts arising from new redemptions or exchanges will be recorded through stockholders’ equity and subsequent changes in any of our estimates after the date of the redemption or exchange, as well as any interest accrued on the Tax Receivable Agreement between our annual tax filing date and the Tax Receivable Agreement payment date, will be recognized in the condensed consolidated statements of comprehensive income (loss).
Amortization Expense
Amortization expense increased $30.0 million and $59.2 million for the quarter and year-to-date periods ended June 30, 2026 compared to the same periods of 2025, respectively, driven primarily by the impact of intangible assets recognized in connection with recent partnerships, including those completed in 2025 that are not reflected in our results for the comparative period. The increase also reflects higher amortization of internally developed software placed into service over the past year.
Change in Fair Value of Contingent Consideration
The change in fair value of contingent consideration was a $12.3 million loss for the quarter ended June 30, 2026 compared to a $2.0 million gain for the same period of 2025, and a $14.3 million loss for the year-to-date period ended June 30, 2026 compared to a $6.1 million loss for the same period of 2025. The fair value losses for the quarter and year-to-date periods of 2026 reflect improved projected operating performance for certain acquired businesses, which increased the estimated earnout obligations, in addition to accretion of certain contingent earnout obligations approaching their respective measurement dates.
Interest Expense, Net
Interest expense, net, increased $14.3 million and $23.3 million for the quarter and year-to-date periods ended June 30, 2026 compared to the same periods of 2025, respectively, resulting from higher average borrowings, offset in part by a lower average interest rate. We expect interest expense to grow in the near term on a year-over-year basis due to higher borrowings under the JPM Credit Facility to fund partnership opportunities and the settlement of deferred payment obligations, offset slightly by lower expected interest rates.
Loss on Extinguishment and Modification of Debt
Losses on extinguishment and modification of debt of $7.5 million for the first half of 2026 and $2.4 million for the same period of 2025 relate to debt refinancing transactions completed during those periods.
Income Tax Expense (Benefit)
We recognized an income tax benefit of $144.4 million for the six months ended June 30, 2026 related to the CAC Group and Obie partnerships completed on January 1, 2026 and January 2, 2026, respectively. In connection with these partnerships, we recognized $142.2 million of deferred tax liabilities associated with acquired intangible assets, providing an additional source of future taxable income. This prompted a reassessment of the realizability of our deferred tax assets from which we concluded that sufficient positive evidence existed to support the realizability of the majority of those assets. As a result, we released a significant portion of our related valuation allowance and recognized an income tax benefit. The income tax benefit was partially offset by the change in deferred tax liabilities recognized in connection with the CAC Group and Obie partnerships. The valuation allowance release also caused a shift in our overall position from a net deferred tax asset to a net deferred tax liability.

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
Adjusted diluted EPS measures our per share earnings excluding certain items of income and expense as discussed above for adjusted net income and assuming all shares of Class B common stock were exchanged for Class A common stock on a one-for-one basis. Adjusted diluted EPS is calculated as adjusted net income divided by adjusted diluted weighted-average shares outstanding. We believe adjusted diluted EPS is useful to investors because it enables them to better evaluate per share operating performance across reporting periods.
Organic Revenue and Organic Revenue Growth
The following table reconciles organic revenue and organic revenue growth to commissions and fees, which we consider to be the most directly comparable GAAP financial measure:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except percentages)	2026	2025	2026	2025
Commissions and fees	$488,789	$376,249	$1,017,650	$786,780
Partnership commissions and fees(1)	(106,755)	(1,980)	(218,240)	(1,980)
Organic revenue	$382,034	$374,269	$799,410	$784,800
Organic revenue growth(2)	$5,697	$37,973	$12,630	$76,192
Organic revenue growth %(2)	2%	11%	2%	11%
__________
(1)    Includes the first 12 months of such commissions and fees generated from newly acquired partners.
(2)    Organic revenue for the three and six months ended June 30, 2025 used to calculate organic revenue growth for the three and six months ended June 30, 2026 was $376.3 million and $786.8 million, respectively, which is adjusted to exclude commissions and fees from divestitures that occurred during 2025.

Adjusted EBITDA and Adjusted EBITDA Margin
The following table reconciles adjusted EBITDA and adjusted EBITDA margin to net income (loss), which we consider to be the most directly comparable GAAP financial measure:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except percentages)	2026	2025	2026	2025
Revenues	$492,939	$378,811	$1,025,174	$792,216

Net income (loss)	$(55,981)	$(5,141)	$(57,877)	$19,757
Adjustments to net income (loss):
Amortization expense	56,027	26,010	111,074	51,892
Interest expense, net(1)	46,140	31,320	85,347	61,296
Share-based compensation	20,701	16,952	33,519	29,755
Transaction-related partnership and integration expenses	14,695	3,985	22,868	5,518
Transaction closing costs	—	—	17,668	—
Change in fair value of contingent consideration	12,303	(1,957)	14,272	6,104
Income and other taxes(2)	1,084	1,348	(13,064)	2,819
Transformation costs(3)	6,441	227	9,500	772
Loss on extinguishment and modification of debt	129	—	7,538	2,394
Severance	3,874	1,618	5,689	2,825
Depreciation expense	2,773	1,642	4,804	3,225
Colleague earnout incentives	—	1,490	—	(1,779)
Impairment of right-of-use assets	—	1,188	—	1,188
Loss (gain) on divestitures	—	1,111	—	(290)
Other(4)	8,554	5,719	12,650	13,831
Adjusted EBITDA	$116,740	$85,512	$253,988	$199,307

Net income (loss) margin	(11)%	(1)%	(6)%	2%
Adjusted EBITDA margin	24%	23%	25%	25%
__________
(1)    Interest expense, net does not include interest income on surplus notes.
(2)    Income and other taxes include income tax expense/benefit, Tax Receivable Agreement expense and other operating tax expense, such as state taxes, under GAAP.
(3)     Transformation costs represent certain non-recurring colleague compensation and technology-related expenses related to our $3B/30 Catalyst Program, which is designed to accelerate the infusion of automation, business process optimization and artificial intelligence to transform and elevate our workforce and unlock new avenues for growth.
(4)    Other addbacks to adjusted EBITDA include certain income and expenses that are considered to be non-recurring or non-operational, including certain recruiting costs, professional fees, litigation costs and bonuses.

Adjusted Net Income and Adjusted Diluted EPS
The following table reconciles adjusted net income to net income (loss) attributable to Baldwin and reconciles adjusted diluted EPS to diluted earnings (loss) per share, which we consider to be the most directly comparable GAAP financial measures:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Net income (loss) attributable to Baldwin	$(38,995)	$(3,164)	$(36,654)	$10,775
Net income (loss) attributable to noncontrolling interests	(16,986)	(1,977)	(21,223)	8,982
Amortization expense	56,027	26,010	111,074	51,892
Share-based compensation	20,701	16,952	33,519	29,755
Transaction-related partnership and integration expenses	14,695	3,985	22,868	5,518
Transaction closing costs	—	—	17,668	—
Change in fair value of contingent consideration	12,303	(1,957)	14,272	6,104
Income tax expense(1)	84	685	(14,110)	1,885
Transformation costs(2)	6,441	227	9,500	772
Loss on extinguishment and modification of debt	129	—	7,538	2,394
Other amortization/accretion, net	6,406	1,421	7,509	2,843
Severance	3,874	1,618	5,689	2,825
Depreciation	2,773	1,642	4,804	3,225
Colleague earnout incentives	—	1,490	—	(1,779)
Impairment of right-of-use assets	—	1,188	—	1,188
Loss (gain) on divestitures	—	1,111	—	(290)
Other(3)	8,554	5,719	12,650	13,831
Adjusted pre-tax income	76,006	54,950	175,104	139,920
Adjusted income taxes(4)	7,524	5,440	17,335	13,852
Adjusted net income	$68,482	$49,510	$157,769	$126,068

Weighted-average shares of Class A common stock outstanding - diluted	92,761	68,010	93,278	70,393
Dilutive weighted-average shares of Class A common stock	4,189	3,436	3,614	—
Exchange of Class B common stock(5)	44,373	47,717	45,163	48,377
Adjusted diluted weighted-average shares outstanding	141,323	119,163	142,055	118,770

Diluted earnings (loss) per share	$(0.42)	$(0.05)	$(0.39)	$0.15
Effect of exchange of Class B common stock and net income (loss) attributable to noncontrolling interests per share	0.02	0.01	(0.02)	0.02
Other adjustments to earnings (loss) per share	0.93	0.51	1.64	1.01
Adjusted income taxes per share	(0.05)	(0.05)	(0.12)	(0.12)
Adjusted diluted EPS	$0.48	$0.42	$1.11	$1.06
___________
(1)    Income tax expense includes income tax expense/benefit and Tax Receivable Agreement expense.
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
IAS results of operations for the three and six months ended June 30, 2026 include the results of the CAC Group and Capstone partnerships.

	For the Three Months Ended June 30,		Variance		For the Six Months Ended June 30,		Variance
(in thousands, except percentages)	2026	2025	Amount	%	2026	2025	Amount	%
Revenues:
Core commissions and fees	$251,782	$165,673	$86,109	52%	$559,884	$374,588	$185,296	49%
Profit-sharing and other income	21,102	16,680	4,422	27%	42,648	34,414	8,234	24%
Commissions and fees	272,884	182,353	90,531	50%	602,532	409,002	193,530	47%
Investment income	2,459	912	1,547	170%	4,007	1,936	2,071	107%
Total revenues	275,343	183,265	92,078	50%	606,539	410,938	195,601	48%

Operating expenses:
Colleague compensation and benefits	190,144	127,290	62,854	49%	402,068	264,242	137,826	52%
Outside commissions	3,953	2,800	1,153	41%	8,629	6,438	2,191	34%
Other operating expenses	40,107	21,211	18,896	89%	80,029	42,055	37,974	90%
Amortization expense	31,661	13,196	18,465	140%	63,203	26,759	36,444	136%
Change in fair value of contingent consideration	5,105	(468)	5,573	n/m	5,403	6,670	(1,267)	(19)%
Depreciation expense	1,285	323	962	n/m	1,998	626	1,372	219%
Total operating expenses	272,255	164,352	107,903	66%	561,330	346,790	214,540	62%

Operating income	3,088	18,913	(15,825)	(84)%	45,209	64,148	(18,939)	(30)%
Total other income (expense), net	(4,282)	(1,119)	(3,163)	n/m	(4,122)	731	(4,853)	n/m
Income (loss) before income taxes and share of net earnings of equity method investment	$(1,194)	$17,794	$(18,988)	(107)%	$41,087	$64,879	$(23,792)	(37)%
__________
n/m    not meaningful
Commissions and Fees
IAS generates (i) commissions for placing insurance policies on behalf of its insurance company partners; (ii) profit-sharing income based on either the underlying book of business or performance, such as loss ratios; and (iii) fees from consulting and service fee arrangements, which are in place with certain clients for a negotiated fee.
IAS commissions and fees increased $90.5 million, or 50%, for the quarter ended June 30, 2026 compared to the same period of 2025, primarily due to the partnership contribution of $94.1 million. Organic growth was pressured by a 240 bps headwind in underlying rate and exposure during the current period resulting from continued rate softness, notably in commercial property lines. Core commissions and fees benefited from 19% sales velocity (new business as a percentage of prior year commissions and fees) for legacy Baldwin, which compared to 22% in the prior-year period. Combined sales velocity including the 2026 partnerships was 30% for the second quarter of 2026.

IAS commissions and fees increased $193.5 million, or 47%, for the year-to-date period ended June 30, 2026 compared to the same period of 2025, primarily due to the partnership contribution of $188.9 million. Growth in our core commissions and fees was driven by 16% sales velocity for legacy Baldwin compared to 18% in the prior-year period. Combined sales velocity including the 2026 partnerships was 27% for the current year-to-date period. Organic growth was pressured by a 150 bps headwind in underlying rate and exposure during the current period resulting from continued rate softness, notably in commercial property lines.
Colleague Compensation and Benefits
Colleague compensation and benefits expense for IAS increased $62.9 million for the quarter ended June 30, 2026 compared to the same period of 2025, primarily due to partnership activity, which contributed $64.1 million to the increase in colleague compensation and benefits. After excluding partnership activity, colleague compensation and benefits expense decreased $1.3 million driven by lower temporary help and performance bonuses, offset in part by elevated health plan costs and higher severance.
Colleague compensation and benefits expense for IAS increased $137.8 million for the year-to-date period ended June 30, 2026 compared to the same period of 2025, primarily due to partnership activity, which contributed $126.4 million to the increase in colleague compensation and benefits. After excluding partnership activity, colleague compensation and benefits expense increased $11.5 million, primarily due to higher inside advisor commissions of $4.4 million and colleague compensation of $3.0 million driven by growth, elevated health plan costs of $4.2 million, and higher severance of $1.5 million, offset in part by lower temporary help and performance bonuses of $3.0 million.
Other Operating Expenses
Other operating expenses for IAS increased $18.9 million for the quarter ended June 30, 2026 compared to the same period of 2025, primarily due to partnership activity, which contributed $14.6 million to the increase in other operating expenses. After excluding partnership activity, other operating expenses increased $4.3 million, primarily due to higher professional fees of $3.2 million from increased legal spend and higher technology and software-related costs of $1.2 million.
Other operating expenses for IAS increased $38.0 million for the year-to-date period ended June 30, 2026 compared to the same period of 2025, primarily due to partnership activity, which contributed $28.4 million to the increase in other operating expenses. After excluding partnership activity, other operating expenses increased $9.6 million, primarily due to higher professional fees of $6.5 million from increased legal spend and higher technology and software-related costs of $3.5 million.
Amortization Expense
Amortization expense for IAS increased $18.5 million and $36.4 million for the quarter and year-to-date periods ended June 30, 2026 compared to the same periods of 2025, respectively, primarily due to the impact of intangible assets recognized in connection with partnership activity in the first quarter of 2026.
Change in Fair Value of Contingent Consideration
The change in fair value of contingent consideration for IAS was a $5.1 million loss for the quarter ended June 30, 2026 compared to a $0.5 million gain for the same period of 2025, and a $5.4 million loss for the year-to-date period ended June 30, 2026 compared to a $6.7 million loss for the same period of 2025. The fair value losses for the quarter and year-to-date periods of 2026 reflect improved projected operating performance for certain acquired businesses, which increased the estimated earnout obligations, in addition to accretion of certain contingent earnout obligations approaching their respective measurement dates.
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

UCTS results of operations for the three and six months ended June 30, 2026 include the results of the Obie partnership.

	For the Three Months Ended June 30,		Variance		For the Six Months Ended June 30,		Variance
(in thousands, except percentages)	2026	2025	Amount	%	2026	2025	Amount	%
Revenues:
Core commissions and fees	$153,372	$143,614	$9,758	7%	$284,183	$262,429	$21,754	8%
Profit-sharing and other income	5,450	2,761	2,689	97%	8,248	8,082	166	2%
Commissions and fees	158,822	146,375	12,447	9%	292,431	270,511	21,920	8%
Investment income	1,425	1,135	290	26%	2,759	2,173	586	27%
Total revenues	160,247	147,510	12,737	9%	295,190	272,684	22,506	8%

Operating expenses:
Colleague compensation and benefits	34,810	30,338	4,472	15%	69,050	55,347	13,703	25%
Outside commissions	66,551	70,716	(4,165)	(6)%	124,311	131,879	(7,568)	(6)%
Other operating expenses	32,975	15,694	17,281	110%	62,676	31,848	30,828	97%
Amortization expense	10,627	4,943	5,684	115%	20,694	9,430	11,264	119%
Change in fair value of contingent consideration	5,446	(1,554)	7,000	n/m	6,880	(845)	7,725	n/m
Depreciation expense	194	159	35	22%	363	313	50	16%
Total operating expenses	150,603	120,296	30,307	25%	283,974	227,972	56,002	25%

Operating income	9,644	27,214	(17,570)	(65)%	11,216	44,712	(33,496)	(75)%
Total other expense, net	(3,615)	(99)	(3,516)	n/m	(3,192)	(233)	(2,959)	n/m
Income before income taxes and share of net earnings of equity method investment	$6,029	$27,115	$(21,086)	(78)%	$8,024	$44,479	$(36,455)	(82)%
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
UCTS commissions and fees increased $12.4 million, or 9%, for the quarter ended June 30, 2026 compared to the same period of 2025, primarily due to total growth in core commissions and fees of $9.8 million, which includes the partnership contribution of $5.7 million. Organic growth in core commissions and fees includes $9.8 million from the Captive, offset in part by a $4.5 million reduction in our Capacity Solutions group and a $0.6 million reduction in MSI. In addition, profit sharing and other increased $2.7 million year over year.
UCTS commissions and fees increased $21.9 million, or 8%, for the year-to-date period ended June 30, 2026 compared to the same period of 2025, primarily due to total growth in core commissions and fees of $21.8 million, which includes the partnership contribution of $14.5 million. Organic growth in core commissions and fees includes $19.7 million from the Captive, offset in part by a $6.3 million reduction in MSI primarily driven by weakness in our E&S home programs as a result of the current property rate environment, and a $3.1 million reduction in our Capacity Solutions group.

Colleague Compensation and Benefits
Colleague compensation and benefits expense for UCTS increased $4.5 million for the quarter ended June 30, 2026 compared to the same period of 2025, primarily due to partnership activity, which contributed $4.6 million to the increase in colleague compensation and benefits. After excluding partnership activity, colleague compensation and benefits decreased $0.1 million, driven by lower temporary help, offset in part by higher colleague compensation relating to growth in UCTS and elevated health plan costs.
Colleague compensation and benefits expense for UCTS increased $13.7 million for the year-to-date period ended June 30, 2026 compared to the same period of 2025, primarily due to partnership activity, which contributed $11.2 million to the increase in colleague compensation and benefits. After excluding partnership activity, colleague compensation and benefits increased $2.5 million, driven by higher colleague compensation of $4.3 million relating to growth in UCTS and elevated health plan costs of $1.3 million, offset in part by lower temporary help of $2.6 million.
Outside Commissions
Outside commissions for UCTS decreased $4.2 million and $7.6 million for the quarter and year-to-date periods ended June 30, 2026 compared to the same periods of 2025, respectively. Partnership activity contributed $4.4 million and $8.6 million to outside commissions for the quarter and year-to-date periods, respectively. After excluding partnership activity, outside commissions decreased $8.6 million and $16.2 million for the quarter and year-to-date periods, respectively. Outside commissions fluctuated at a lower rate than core commissions and fees reflecting continued benefits from scale, a shift in product mix, and increased contributions from the Capacity Solutions group (which generally does not have significant outside commissions).
Other Operating Expenses
Other operating expenses for UCTS increased $17.3 million for the quarter ended June 30, 2026 compared to the same period of 2025. Partnership activity contributed $1.7 million to the increase in other operating expenses. After excluding partnership activity, other operating expenses increased $15.6 million, driven primarily by higher Captive‑related operating expenses of $7.6 million, professional fees of $3.1 million from increased legal spend, and technology and software-related costs of $2.6 million.
Other operating expenses for UCTS increased $30.8 million for the year-to-date period ended June 30, 2026 compared to the same period of 2025. Partnership activity contributed $4.2 million to the increase in other operating expenses. After excluding partnership activity, other operating expenses increased $26.6 million, driven primarily by higher Captive‑related operating expenses of $16.5 million, professional fees of $5.0 million from increased legal spend, and technology and software-related costs of $3.8 million.
Amortization Expense
Amortization expense for UCTS increased $5.7 million and $11.3 million for the quarter and year-to-date periods ended June 30, 2026 compared to the same periods of 2025, respectively, primarily due to the impact of intangible assets recognized in connection with partnership activity in the first quarter of 2026, as well as higher amortization of internally developed software placed in service over the past year.
Change in Fair Value of Contingent Consideration
The change in fair value of contingent consideration for UCTS was a $5.4 million loss for the quarter ended June 30, 2026 compared to a $1.6 million gain for the same period of 2025, and a $6.9 million loss for the year-to-date period ended June 30, 2026 compared to a $0.8 million gain for the same period of 2025. The fair value losses for the quarter and year-to-date periods of 2026 reflect improved projected operating performance for certain acquired businesses, which increased the estimated earnout obligations.

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

	For the Three Months Ended June 30,		Variance		For the Six Months Ended June 30,		Variance
(in thousands, except percentages)	2026	2025	Amount	%	2026	2025	Amount	%
Revenues:
Core commissions and fees	$67,326	$61,309	$6,017	10%	$143,190	$132,959	$10,231	8%
Profit-sharing and other income	7,980	5,199	2,781	53%	13,743	11,360	2,383	21%
Commissions and fees	75,306	66,508	8,798	13%	156,933	144,319	12,614	9%
Investment income	21	56	(35)	—%	52	114	(62)	(54)%
Total revenues	75,327	66,564	8,763	13%	156,985	144,433	12,552	9%

Operating expenses:
Colleague compensation and benefits	28,255	25,850	2,405	9%	56,875	51,874	5,001	10%
Outside commissions	19,517	19,057	460	2%	39,783	38,144	1,639	4%
Other operating expenses	8,873	9,793	(920)	(9)%	17,772	19,343	(1,571)	(8)%
Amortization expense	12,927	7,406	5,521	75%	25,601	14,780	10,821	73%
Change in fair value of contingent consideration	1,752	65	1,687	n/m	1,989	279	1,710	n/m
Depreciation expense	243	177	66	37%	449	359	90	25%
Total operating expenses	71,567	62,348	9,219	15%	142,469	124,779	17,690	14%

Operating income	3,760	4,216	(456)	(11)%	14,516	19,654	(5,138)	(26)%
Total other income (expense), net	4	8	(4)	(50)%	70	(496)	566	(114)%
Income before income taxes and share of net earnings of equity method investment	$3,764	$4,224	$(460)	(11)%	$14,586	$19,158	$(4,572)	(24)%
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
MIS commissions and fees increased $8.8 million, or 13%, for the quarter ended June 30, 2026 compared to the same period of 2025. MIS core commissions and fees increased $6.0 million in total resulting from the recently acquired Hippo’s Homebuilder Distribution Network (accounting for $6.4 million of the increase in core commissions and fees), our Westwood business (accounting for $0.9 million of the increase in core commissions and fees) and our Mainstreet business (accounting for $0.5 million of the increase in core commissions and fees), partially offset by lower core commissions and fees from our Medicare business of $1.8 million. The Medicare business has been significantly disrupted by government funding rates associated with Medicare Advantage products, which has caused elevated churn. In addition, profit-sharing and other increased $2.8 million.

MIS commissions and fees increased $12.6 million, or 9%, for the year-to-date period ended June 30, 2026 compared to the same period of 2025. MIS core commissions and fees increased $10.2 million in total resulting from the recently acquired Hippo’s Homebuilder Distribution Network (accounting for $14.0 million of the increase in core commissions and fees) and our Mainstreet business (accounting for $1.5 million of the increase in core commissions and fees), partially offset by lower core commissions and fees from our Medicare business of $5.2 million and Westwood business of $0.1 million. The Medicare business has been significantly disrupted by government funding rates associated with Medicare Advantage products, which has caused elevated churn. In addition, profit-sharing and other increased $2.4 million.
Effective May 1, 2025, we are receiving reduced commissions from QBE Insurance Corporation and its affiliates on the portion of our builder-sourced homeowners book of business we are rolling into the Reciprocal; a temporary headwind that has persisted through the first half of 2026 expected to reverse into a tailwind during the latter half of the year.
Colleague Compensation and Benefits
Colleague compensation and benefits expense for MIS increased $2.4 million for the quarter ended June 30, 2026 compared to the same period of 2025. Partnership activity contributed $1.1 million to the increase in colleague compensation and benefits. After excluding partnership activity, colleague compensation and benefits increased $1.3 million primarily due to elevated health plan costs and higher severance.
Colleague compensation and benefits expense for MIS increased $5.0 million for the year-to-date period ended June 30, 2026 compared to the same period of 2025. Partnership activity contributed $2.3 million to the increase in colleague compensation and benefits. After excluding partnership activity, colleague compensation and benefits increased $2.7 million primarily due to elevated health plan costs and higher severance.
Amortization Expense
MIS amortization expense increased $5.5 million and $10.8 million for the quarter and year-to-date periods ended June 30, 2026 compared to the same periods of 2025, respectively, primarily due to the impact of intangible assets recognized in connection with partnership activity completed during the third quarter of 2025, as well as higher amortization of internally developed software placed into service over the past year.

CORPORATE AND OTHER RESULTS

	For the Three Months Ended June 30,		Variance		For the Six Months Ended June 30,		Variance
(in thousands, except percentages)	2026	2025	Amount	%	2026	2025	Amount	%
Revenues:
Commissions and fees	$(18,223)	$(18,987)	$764	(4)%	$(34,246)	$(37,052)	$2,806	(8)%
Investment income	245	459	(214)	(47)%	706	1,213	(507)	(42)%
Total revenues	(17,978)	(18,528)	550	(3)%	(33,540)	(35,839)	2,299	(6)%

Operating expenses:
Colleague compensation and benefits	11,114	11,993	(879)	(7)%	19,942	22,028	(2,086)	(9)%
Outside commissions	(18,223)	(18,987)	764	(4)%	(34,246)	(37,052)	2,806	(8)%
Other operating expenses	12,103	9,421	2,682	28%	157,744	20,892	136,852	n/m
Amortization expense	812	465	347	75%	1,576	923	653	71%
Depreciation expense	1,051	983	68	7%	1,994	1,927	67	3%
Total operating expenses	6,857	3,875	2,982	77%	147,010	8,718	138,292	n/m

Operating loss	(24,835)	(22,403)	(2,432)	11%	(180,550)	(44,557)	(135,993)	n/m

Other income (expense):
Interest expense, net	(40,224)	(31,187)	(9,037)	29%	(79,168)	(61,044)	(18,124)	30%
Loss on divestitures	—	(1,611)	1,611	(100)%	—	(1,611)	1,611	(100)%
Loss on extinguishment and modification of debt	(129)	—	(129)	—%	(7,538)	(2,394)	(5,144)	215%
Other income, net	28	1,612	(1,584)	(98)%	70	1,532	(1,462)	(95)%
Total other expense, net	(40,325)	(31,186)	(9,139)	29%	(86,636)	(63,517)	(23,119)	36%
Loss before income taxes and share of net earnings of equity method investment	$(65,160)	$(53,589)	$(11,571)	22%	$(267,186)	$(108,074)	$(159,112)	147%
__________
n/m    not meaningful
Commissions and Fees
Corporate and Other reflects the elimination of intercompany commission revenue from the operating groups. During the quarter and year-to-date periods ended June 30, 2026, IAS recorded commission revenue shared with other operating groups of $0.2 million and $0.4 million, respectively, and UCTS recorded commission revenue shared with other operating groups of $18.0 million and $33.8 million, respectively.
Colleague Compensation and Benefits
Colleague compensation and benefits expense in Corporate and Other decreased $0.9 million and $2.1 million for the quarter and year-to-date periods ended June 30, 2026 compared to the same periods of 2025, respectively, driven by lower colleague compensation, offset in part by elevated health plan costs.
Outside Commissions
Outside commissions for Corporate and Other results from the elimination of intercompany commission expense from the operating groups.
Other Operating Expenses
Other operating expenses in Corporate and Other increased $2.7 million for the quarter ended June 30, 2026 compared to the same period of 2025, driven primarily by higher professional fees of $3.7 million from increased legal spend, offset in part by lower technology and software-related costs of $0.5 million and rent of $0.3 million.

Other operating expenses in Corporate and Other increased $136.9 million for the year-to-date period ended June 30, 2026 compared to the same period of 2025, driven by $128.8 million of additional Tax Receivable Agreement expense and $7.7 million of transaction-related insurance premiums incurred in connection with the CAC Group partnership. The increase in Tax Receivable Agreement expense relates to the recognition of a liability associated with expected future payments under the agreement. Historically, such amounts were not recorded as we did not expect to realize sufficient cash tax benefits. During the period, changes in our tax profile, including the recognition of deferred tax liabilities, resulted in management concluding that a significant portion of the tax benefits associated with prior exchanges is expected to be realized. Accordingly, we recorded a liability representing our estimated obligation to share such realized tax benefits with Baldwin Holdings’ LLC Members. This amount was recorded to other operating expense as it reflects the recognition of previously unrecorded obligations, while future amounts arising from new redemptions or exchanges will be recorded through stockholders’ equity and subsequent changes in any of our estimates after the date of the redemption or exchange, as well as any interest accrued on the Tax Receivable Agreement between our annual tax filing date and the Tax Receivable Agreement payment date, will be recognized in the condensed consolidated statements of comprehensive income (loss).
Interest Expense, Net
Interest expense, net, in Corporate and Other increased $9.0 million and $18.1 million for the quarter and year-to-date periods ended June 30, 2026 compared to the same periods of 2025, respectively, resulting from higher average borrowings, offset in part by a lower average interest rate. We expect interest expense to grow in the near term on a year-over-year basis due to higher borrowings under the JPM Credit Facility to fund partnership opportunities and the settlement of deferred payment obligations, offset slightly by lower expected interest rates.
Loss on Extinguishment and Modification of Debt
Loss on extinguishment and modification of debt in Corporate and Other of $7.5 million for the first half of 2026 and $2.4 million for the first half of 2025 related to debt refinancing transactions completed during the respective periods.
LIQUIDITY AND CAPITAL RESOURCES
Our primary liquidity needs for the foreseeable future will include cash to (i) provide capital to facilitate the organic growth of our business and to fund future partnerships, (ii) pay operating expenses, including cash compensation to our colleagues and expenses related to being a public company, (iii) make payments under the Tax Receivable Agreement, (iv) pay interest and principal due on borrowings under the JPM Credit Facility and the Senior Secured Notes, (v) pay contingent earnout liabilities and deferred payment obligations, (vi) pay income taxes, and (vii) fund potential investments in third party businesses that support the growth of our business, which may include sponsorship of, and a minority, noncontrolling interest in, other investment funds, the purpose of which may include facilitating the establishment of additional and alternative capacity that supports the growth of our MSI business.
We have historically financed our operations and funded our debt service through the sale of our insurance products and services, and we have financed significant cash needs to fund growth through the acquisition of partners through debt and equity financing.
As of June 30, 2026, the JPM Credit Agreement provides for senior secured credit facilities in an aggregate principal amount of $2.2 billion, which consists of (i) the Term Loans in the principal amount of $1.6 billion, bearing interest at a rate of term SOFR, plus an applicable margin of 250 bps, maturing May 24, 2031 and (ii) the Revolving Facility with commitments in an aggregate principal amount of $600 million, bearing interest at SOFR plus 185 bps to SOFR plus 260 bps based on total net leverage ratio, maturing May 24, 2029. As of June 30, 2026, we had $302.0 million outstanding under our Revolving Facility and $38.6 million of undrawn letters of credit issued thereunder.
As of June 30, 2026, Baldwin Holdings also had outstanding $600 million aggregate principal amount of 7.125% Senior Secured Notes due May 15, 2031. Refer to Note 10 to our consolidated financial statements included in Part I, Item 1. Financial Statements of this report for more information relating to the terms of the Senior Secured Notes and the JPM Credit Facility.
We utilize a floating-to-fixed interest rate swap agreement to mitigate our exposure to variability in cash flows due to changes in interest rates on our floating-rate debt. The interest rate swap agreement has a notional amount of $500 million, which exchanges the variable rate of the Term Loans, which are indexed to 1-month term SOFR, for a fixed rate of 3.244%. Interest payments are made monthly, beginning October 14, 2025, and continuing through the termination date of September 14, 2028. The objective of the swap, for which we elected hedge accounting, is to manage our exposure to interest rate risk by converting a portion of the floating rate cash flows of the Term Loans into fixed rate payments.

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
As of June 30, 2026, our cash and cash equivalents were $184.5 million and we had $259.4 million of available borrowing capacity on the Revolving Facility. We believe that our cash and cash equivalents, cash flow from operations and available borrowings will be sufficient to fund our working capital and meet our commitments for the next 12 months and beyond.
Contractual Obligations and Commitments
The following table represents our contractual obligations and commitments, aggregated by type, at June 30, 2026:

		Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$111,701	$26,557	$45,669	$23,578	$15,897
Debt obligations payable(2)	3,230,978	174,743	646,857	2,409,378	—
Undiscounted estimated contingent earnout obligation(3)	410,547	131,069	252,370	24,336	2,772
Deferred payments	192,500	40,833	151,667	—	—
USF Grant	2,496	864	1,632	—	—
Total	$3,948,222	$374,066	$1,098,195	$2,457,292	$18,669
__________
(1)    Represents noncancelable operating leases for our facilities. Operating lease expense was $12.4 million and $10.6 million for the six months ended June 30, 2026 and 2025, respectively.
(2)    Represents scheduled debt obligations and estimated interest payments for our Senior Secured Notes, Term Loans and the Revolving Facility.
(3)    Represents the total expected future payments to be made to partners and colleagues for earnout-related obligations at June 30, 2026.
Our contractual obligations and commitments are comprised of operating lease obligations, principal and interest payments on our borrowings under the Senior Secured Notes, Term Loans and Revolving Facility, estimated payments of contingent earnout liabilities, deferred payment obligations, and our commitment to the University of South Florida (“USF”).
Our operating lease obligations represent noncancelable agreements for our corporate headquarters and office space for our insurance brokerage business. Our operating lease agreements expire through December 2036. These obligations do not include leases with an initial term of 12 months or less, which are expensed as incurred. We may extend, terminate or otherwise modify or sub-lease facilities as needed to best suit the needs of our business. The lease term is the non-cancelable period of the lease and includes options to extend or terminate the lease when it is reasonably certain that an option will be exercised.
Our debt obligations at June 30, 2026 include borrowings outstanding under the Senior Secured Notes of $600 million, the Term Loans of $1.6 billion, and the Revolving Facility of $302.0 million. Estimated interest payments for outstanding borrowings under the Senior Secured Notes, Term Loans, and Revolving Facility in the table above were calculated based on the applicable interest rates at June 30, 2026 of 7.125%, 6.13% and 6.23%, respectively, through their respective due dates of May 15, 2031, May 24, 2031 and May 24, 2029.

Substantially all of our partnerships and certain acquisitions of select books of business that do not constitute a complete business enterprise include contractual earnout provisions. We record an estimation of the fair value of the contingent earnout obligations at the partnership date as a component of the consideration paid. Our contingent earnout obligations are measured at fair value each reporting period based on the present value of the expected future payments to be made to partners in accordance with the provisions outlined in the respective purchase agreements. The recorded obligations are based on estimates of the partners’ future performance using financial projections for the earnout period. The aggregate estimated contingent earnout liabilities included on our condensed consolidated balance sheet of $346.8 million at June 30, 2026 includes $289.7 million that must be settled in cash and the remaining $57.1 million can be settled in cash or stock at our option. The undiscounted estimated contingent earnout obligation presented in the table above represents the total expected future payments to be made to the partners. The undiscounted estimated contingent earnout obligation of $410.5 million at June 30, 2026 includes $326.5 million that must be settled in cash and the remaining $84.0 million can be settled in cash or stock at our option. The maximum estimated exposure to the contingent earnout liabilities was $699.9 million at June 30, 2026.
Our deferred payment obligations represent deferred purchase price consideration payable to partners in connection with certain of our partnerships. As of June 30, 2026, we had $192.5 million of deferred payment obligations outstanding, payable through January 2029.
As of June 30, 2026, we have a remaining commitment to USF to donate $2.5 million through October 2028. The gift will provide support for the School of Risk Management and Insurance in the USF Muma College of Business. It is currently anticipated that Lowry Baldwin, our Chairman, will fund half of this commitment.
Tax Receivable Agreement
Baldwin is a party to the Tax Receivable Agreement with Baldwin Holdings’ LLC Members that provides for the payment by Baldwin to Baldwin Holdings’ LLC Members of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that Baldwin actually realizes as a result of (i) any increase in tax basis in Baldwin Holdings’ assets resulting from (a) previous acquisitions by Baldwin of LLC Units from Baldwin Holdings’ LLC Members, (b) the acquisition of LLC Units from Baldwin Holdings’ LLC Members using the net proceeds from any future offering, (c) redemptions or exchanges by Baldwin Holdings’ LLC Members of LLC Units and the corresponding number of shares of Class B common stock for shares of Class A common stock or cash or (d) payments under the Tax Receivable Agreement, and (ii) tax benefits related to imputed interest resulting from payments made under the Tax Receivable Agreement.
Due to the uncertainty of various factors, we cannot precisely quantify the likely tax benefits we will realize as a result of the LLC Unit exchanges and the resulting amounts we are likely to pay out to current and certain former Baldwin Holdings’ LLC Members pursuant to the Tax Receivable Agreement; however, we estimate that such tax benefits and the related Tax Receivable Agreement payments may be substantial. The estimate of the Tax Receivable Agreement liability recorded assumes no changes in the relevant tax law and that we earn sufficient taxable income to realize all cash tax savings that are subject to the Tax Receivable Agreement. We have recognized a Tax Receivable Agreement liability of $144.6 million on the condensed consolidated balance sheet as of June 30, 2026 based on the undiscounted estimated future payments under the Tax Receivable Agreement. We expect to fund future Tax Receivable Agreement payments with tax distributions from Baldwin Holdings that come from cash on hand and cash generated from operations.
Future payments with respect to subsequent exchanges would be in addition to these amounts and are expected to be substantial. The Tax Receivable Agreement liability recorded is an estimate and the actual payments could differ materially. In the event of an early termination of the Tax Receivable Agreement, we are required to pay to each holder of the Tax Receivable Agreement an early termination payment equal to the discounted present value of all unpaid Tax Receivable Agreement payments. We have not made, and are not likely to make, an election for an early termination.

Sources and Uses of Cash
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated:

	For the Six Months Ended June 30,
(in thousands)	2026	2025	Variance
Net cash provided by (used in) operating activities	$39,486	$(80,704)	$120,190
Net cash used in investing activities	(520,868)	(46,201)	(474,667)
Net cash provided by financing activities	745,173	197,838	547,335
Net increase in cash and cash equivalents and fiduciary cash	263,791	70,933	192,858
Cash and cash equivalents and fiduciary cash at beginning of period	346,897	312,769	34,128
Cash and cash equivalents and fiduciary cash at end of period	$610,688	$383,702	$226,986
Operating Activities
The primary sources and uses of cash for operating activities are net income (loss) adjusted for non-cash items and changes in assets and liabilities, or operating working capital, and payment of contingent earnout consideration. Net cash provided by operating activities increased $120.2 million year over year, primarily as a result of a decrease in payments of contingent earnout consideration in excess of purchase price accrual of $78.4 million, positive contribution from partnerships, and improved cash flow conversion driven largely from improved working capital management.
Investing Activities
The primary sources and uses of cash for investing activities relate to cash consideration paid to fund partnerships, proceeds from divested assets, and other investments to grow our business. Net cash used in investing activities increased $474.7 million year over year, driven by an increase in cash consideration paid for partnership activity of $460.8 million.
Financing Activities
The primary sources and uses of cash for financing activities relate to the issuance and repurchase of our Class A common stock; debt servicing costs in connection with our long-term debt and revolving line of credit; payment of contingent earnout consideration; and other equity transactions. Net cash provided by financing activities increased $547.3 million year over year, driven by an increase in net proceeds from borrowings on our credit facilities of $573.1 million, primarily resulting from refinancing our Term Loans and additional borrowings made on the Revolving Facility to fund partnerships during 2026, a decrease in earnout payments of $64.3 million, and an increase in the change in fiduciary receivables and liabilities of $43.7 million, partially offset by a decrease in cash of $126.8 million related to repurchases of our common stock.
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
We have added Tax Receivable Agreement liabilities as a critical accounting estimate during the six months ended June 30, 2026. In addition, we have removed the valuation allowance for deferred tax assets from our critical accounting estimates. Refer to Note 14 of Part I, Item 1. Financial Statements of this report for a discussion of the events leading to the change in our critical accounting estimates. Other than the foregoing, there have been no other material changes in our critical accounting policies during the six months ended June 30, 2026 as compared to those disclosed in the Critical Accounting Policies and Estimates section under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2025.

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
During the six months ended June 30, 2026, in part due to estimated future taxable income from the deferred tax liabilities recorded as part of our acquisitions of the CAC Group and Obie, we determined that the Tax Receivable Agreement liabilities associated with tax basis increases generated to date were probable of being payable. Accordingly, we recorded Tax Receivable Agreement liabilities equal to 85% of the tax benefits expected to be realized from the redemptions. We anticipate having sufficient taxable income to be able to realize the benefits and have recorded Tax Receivable Agreement liabilities based on the undiscounted estimated future payments under the Tax Receivable Agreement of $144.6 million.
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
Our invested assets are held primarily as cash and cash equivalents and fiduciary cash. To a lesser extent, we may also utilize certificates of deposit, U.S. treasury securities and professionally managed short duration fixed income funds. These investments are subject to market risk. The fair value of our invested assets at June 30, 2026 and December 31, 2025 approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.

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
At June 30, 2026, we had outstanding borrowings of $1.6 billion under the Term Loans and $302.0 million under our Revolving Facility. The Term Loans bear interest based on a variable rate of term SOFR, plus an applicable margin of 250 bps, and the Revolving Facility bears interest at SOFR plus 185 bps to SOFR plus 260 bps based on total net leverage ratio. Taking the interest rate swap into consideration, an increase of 100 basis points on the SOFR rate at June 30, 2026 would have increased our annual interest expense under the JPM Credit Facility by $14.0 million.
Other than the amendment to the JPM Credit Agreement to increase the aggregate principal amount of the Term Loans to $1.6 billion, there have been no material changes in market risk from the information presented in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2026 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None.
Issuer Repurchases of Equity Securities
The following table provides information about our repurchase of shares of our Class A common stock during the three months ended June 30, 2026:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value that may yet be Purchased under the Plans or Programs (in thousands)(2)
April 1, 2026 to April 30, 2026	1,073,818	$22.06	911,475	$183,335
May 1, 2026 to May 31, 2026	2,180,812	20.33	2,180,812	139,007
June 1, 2026 to June 30, 2026	747,650	19.46	747,650	124,460
Total	4,002,280	$20.63	3,839,937	$124,460
__________
(1)    We purchased 162,343 shares during the three months ended June 30, 2026, which were acquired from our colleagues to cover required tax withholding on the vesting of shares granted under our Omnibus Incentive Plan or Partnership Inducement Award Plan.
(2)    On February 26, 2026, the Company announced that its Board of Directors authorized the repurchase of up to $250 million of its outstanding common stock over the following twelve months. Repurchases under the program may be made from time to time in open market transactions, privately negotiated transactions or by other means in compliance with applicable law, including pursuant to repurchase plans intended to comply with Rule 10b5-1 and/or Rule 10b-18. Repurchases may be commenced or suspended from time to time without further notice. As of June 30, 2026, approximately $124.5 million remained available for future repurchases under the program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Insider Trading Arrangements and Policies
During the quarter ended June 30, 2026, none of our directors or officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

The Baldwin Insurance Group, Inc.

Date: July 30, 2026	By:	/s/ Trevor L. Baldwin
Trevor L. Baldwin
Chief Executive Officer

Date: July 30, 2026	By:	/s/ Bradford L. Hale
Bradford L. Hale
Chief Financial Officer