Form 10-Q
period 2026-09-30
Baldwin Insurance Group, Inc.
filed 2026-11-09
CIK 1781755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 30, 2026, there were 98,340,297 shares of Class A common stock outstanding and 42,207,430 shares of Class B common stock outstanding.

THE BALDWIN INSURANCE GROUP, INC.

Note Regarding Forward-Looking Statements
We have made statements in this report, including matters discussed under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part II, Item 1. Legal Proceedings, Part II, Item 1A. Risk Factors and in other sections of this report, that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies, including, for example, our strategy with respect to future capital allocation, anticipated trends in our business and the proposed Go-Private Transaction contemplated by the Merger Agreement. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. You should specifically consider the numerous risks outlined under Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q as well as Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 26, 2026.
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

Captive	The initial series, MSI Multifamily Series Protected Cell, together with the Core, TBG Assurance Company, LLC
clients	Our insureds
colleagues	Our employees
core commissions and fees	Revenue generated from commissions, consulting and service fees, policy fees and installment payments, as well as earned premiums from assumed insurance contracts, collectively
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	Accounting principles generally accepted in the United States of America
Go-Private Transaction	The mergers and the other transactions contemplated by the Merger Agreement, pursuant to which, upon the terms and subject to the conditions therein, Baldwin will survive as a wholly owned subsidiary of Square Acquisition Parent, Inc., the Class A common stock will be delisted from Nasdaq and deregistered under the Exchange Act, and Baldwin will become a privately held company
Incremental Term Loans	$600 million of incremental term loans entered into January 2, 2026 pursuant to Amendment No. 4 to the JPM Credit Agreement
insurance company partners	Insurance companies with which we have a contractual relationship
JPM Credit Agreement	Amended and Restated Credit Agreement, dated as of May 24, 2024, which is attached as Annex I to the Amendment and Restatement Agreement, dated May 24, 2024, between Baldwin Holdings, as borrower, JPMorgan Chase Bank, N.A., as the Administrative Agent, the Guarantors party thereto and the Lenders party thereto, as amended by Amendment No. 1 to Amended and Restated Credit Agreement, dated as of December 4, 2024, Amendment No. 2 to Amended and Restated Credit Agreement, dated as of January 10, 2025, Amendment No. 3 to Amended and Restated Credit Agreement, dated as of September 18, 2025, and Amendment No. 4 to Amended and Restated Credit Agreement, dated as of January 2, 2026

JPM Credit Facility	The Revolving Facility and Term Loans established pursuant to the JPM Credit Agreement
LLC Members	Members of Baldwin Holdings
LLC Units	Membership interests of Baldwin Holdings
Merger Agreement	The Agreement and Plan of Merger, dated September 14, 2026, by and among Baldwin, Baldwin Holdings, Square Acquisition Parent, Inc., Square Acquisition Merger Sub I, Inc. and Square Acquisition Merger Sub II, LLC
MGA	Managing General Agent
MSI	Millennial Specialty Insurance, our MGA platform
operating groups	Our reportable segments
partners	Companies that we have acquired, or in the case of asset acquisitions, the producers
partnerships	Strategic acquisitions made by the Company
Pre-IPO LLC Members	Trevor Baldwin, our Chief Executive Officer; Lowry Baldwin, our Chairman; BIGH, LLC, an entity controlled by Lowry Baldwin; Elizabeth Krystyn, one of our founders; Laura Sherman, one of our founders; Daniel Galbraith, President, The Baldwin Group and CEO, Retail Brokerage Operations; Brad Hale, our Chief Financial Officer; The Villages Invesco, LLC; and certain other historical equity holders including equity holders in companies that we have acquired or producers
Reciprocal
A Texas-domiciled reciprocal insurance exchange for which Builder Risk Management, LLC, an entity in which Baldwin holds an investment, serves as attorney-in-fact. Based on the structure of the Reciprocal, we do not consolidate its financial results. The attorney-in-fact is accounted for as an equity method investment held by the Company’s Underwriting, Capacity & Technology Solutions operating group

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE BALDWIN INSURANCE GROUP, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share and per share data)	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$188,616	$123,669
Fiduciary cash	387,334	223,228
Assumed premiums, commissions and fees receivable, net	408,127	342,136
Fiduciary receivables	635,713	497,035
Prepaid expenses and other current assets	22,264	13,650
Total current assets	1,642,054	1,199,718
Property and equipment, net	33,778	22,502
Right-of-use assets	82,111	61,976
Other assets	124,985	82,419
Intangible assets, net	1,409,481	978,434
Goodwill	2,649,994	1,517,171
Total assets	$5,942,403	$3,862,220
Liabilities, Mezzanine Equity and Stockholders’ Equity
Current liabilities:
Fiduciary liabilities	$1,023,047	$720,263
Commissions payable	82,201	50,933
Accrued expenses and other current liabilities	346,731	248,092
Current portion of contingent earnout liabilities	248,824	9,004
Tax Receivable Agreement liabilities	144,570	4,468
Total current liabilities	1,845,373	1,032,760
Revolving line of credit	272,000	107,000
Long-term debt, less current portion	2,148,036	1,566,122
Contingent earnout liabilities, less current portion	114,262	14,289
Operating lease liabilities, less current portion	75,163	57,651
Deferred tax liabilities	3,041	—
Other liabilities	131,459	—
Total liabilities	4,589,334	2,777,822
Commitments and contingencies (Note 18)
Mezzanine equity:
Redeemable noncontrolling interest	168	519
Stockholders’ equity:
Class A common stock, par value $0.01 per share, 300,000,000 shares authorized; 97,931,534 and 71,779,608 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	979	718
Class B common stock, par value $0.0001 per share, 100,000,000 shares authorized; 42,274,762 and 46,703,818 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	4	5
Additional paid-in capital	1,272,807	844,236
Accumulated deficit	(426,589)	(245,236)
Accumulated other comprehensive income	9,265	492
Total stockholders’ equity attributable to Baldwin	856,466	600,215
Noncontrolling interest	496,435	483,664
Total stockholders’ equity	1,352,901	1,083,879
Total liabilities, mezzanine equity and stockholders’ equity	$5,942,403	$3,862,220

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

(in thousands)	September 30, 2026	December 31, 2025
Assets of Consolidated Variable Interest Entities That Can Only be Used to Settle the Obligations of Consolidated Variable Interest Entities:
Cash and cash equivalents	$2,255	$2,523
Assumed premiums, commissions and fees receivable, net	1,802	1,198
Prepaid expenses and other current assets	69	76
Total current assets	4,126	3,797
Right-of-use assets	66	20
Other assets	5	5
Intangible assets, net	54,282	63,336
Goodwill	50,834	50,834
Total assets	$109,313	$117,992
Liabilities of Consolidated Variable Interest Entities for Which Creditors Do Not Have Recourse to the Company:
Commissions payable	$240	$77
Accrued expenses and other current liabilities	4,978	4,910
Total current liabilities	5,218	4,987
Operating lease liabilities, less current portion	28	—
Total liabilities	$5,246	$4,987

See accompanying Notes to Condensed Consolidated Financial Statements.

THE BALDWIN INSURANCE GROUP, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Revenues:
Commissions and fees	$475,525	$362,317	$1,493,175	$1,149,097
Investment income	4,739	3,072	12,263	8,508
Total revenues	480,264	365,389	1,505,438	1,157,605

Operating expenses:
Colleague compensation and benefits	255,834	193,031	803,769	586,522
Outside commissions	79,747	79,111	218,224	218,520
Other operating expenses	111,424	56,008	429,645	170,146
Amortization expense	56,420	30,394	167,494	82,286
Change in fair value of contingent consideration	17,598	1,980	31,870	8,084
Depreciation expense	2,450	1,649	7,254	4,874
Total operating expenses	523,473	362,173	1,658,256	1,070,432

Operating income (loss)	(43,209)	3,216	(152,818)	87,173

Other income (expense):
Interest expense, net	(42,892)	(31,132)	(127,458)	(92,428)
Gain on divestitures	921	—	921	290
Gain (loss) on extinguishment and modification of debt	151	(3,290)	(7,387)	(5,684)
Other income (expense), net	4	860	(1,772)	745
Total other expense, net	(41,816)	(33,562)	(135,696)	(97,077)

Loss before income taxes and share of net earnings of equity method investee	(85,025)	(30,346)	(288,514)	(9,904)
Share of net earnings of equity method investee	805	109	1,980	109
Loss before income taxes	(84,220)	(30,237)	(286,534)	(9,795)
Less: income tax expense (benefit)	(2,578)	—	(147,015)	685
Net loss	(81,642)	(30,237)	(139,519)	(10,480)
Less: net loss attributable to noncontrolling interests	(23,521)	(11,510)	(44,744)	(2,528)
Net loss attributable to Baldwin	$(58,121)	$(18,727)	$(94,775)	$(7,952)

Basic and diluted loss per share	$(0.63)	$(0.27)	$(1.02)	$(0.12)
Basic and diluted weighted-average shares of Class A common stock outstanding	92,929	68,605	93,160	67,572

Net loss	$(81,642)	$(30,237)	$(139,519)	$(10,480)
Other comprehensive income	6,074	1,050	12,709	1,050
Comprehensive loss	(75,568)	(29,187)	(126,810)	(9,430)
Less: comprehensive loss attributable to noncontrolling interests	(21,685)	(11,510)	(40,808)	(2,528)
Comprehensive loss attributable to Baldwin	$(53,883)	$(17,677)	$(86,002)	$(6,902)

See accompanying Notes to Condensed Consolidated Financial Statements.

THE BALDWIN INSURANCE GROUP, INC.
Condensed Consolidated Statements of Stockholders’ Equity and Mezzanine Equity
(Unaudited)

For the Three Months Ended September 30, 2026
	Stockholders’ Equity									Mezzanine Equity
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-controlling Interest	Total	Redeemable Non-controlling Interest
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at June 30, 2026	96,368,518	$964	43,059,762	$4	$1,246,901	$(368,468)	$5,027	$536,745	$1,421,173	$614
Net income (loss)	—	—	—	—	—	(58,121)	—	(23,605)	(81,726)	84
Share-based compensation, net of forfeitures	778,016	7	—	—	7,255	—	—	3,152	10,414	—
Redemption of Class B common stock	785,000	8	(785,000)	—	18,651	—	—	(18,659)	—	—
Distributions to variable interest entities	—	—	—	—	—	—	—	(3,034)	(3,034)	(530)
Other comprehensive income	—	—	—	—	—	—	4,238	1,836	6,074	—
Balance at September 30, 2026	97,931,534	$979	42,274,762	$4	$1,272,807	$(426,589)	$9,265	$496,435	$1,352,901	$168

For the Nine Months Ended September 30, 2026
	Stockholders’ Equity									Mezzanine Equity
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-controlling Interest	Total	Redeemable Non-controlling Interest
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2025	71,779,608	$718	46,703,818	$5	$844,236	$(245,236)	$492	$483,664	$1,083,879	$519
Net income (loss)	—	—	—	—	—	(94,775)	—	(44,982)	(139,757)	238
Equity issued in business combinations	23,951,021	239	—	—	382,138	—	—	128,184	510,561	—
Share-based compensation, net of forfeitures	3,805,215	37	—	—	30,493	—	—	14,008	44,538	—
Redemption of Class B common stock	4,429,056	45	(4,429,056)	(1)	37,825	—	—	(37,869)	—	—
Repurchases of Class A common stock	(6,033,366)	(60)	—	—	—	(86,578)	—	(40,195)	(126,833)	—
Tax Receivable Agreement liability and deferred taxes arising from LLC interest ownership changes	—	—	—	—	(21,885)	—	—	—	(21,885)	—
Distributions to variable interest entities	—	—	—	—	—	—	—	(10,311)	(10,311)	(589)
Other comprehensive income	—	—	—	—	—	—	8,773	3,936	12,709	—
Balance at September 30, 2026	97,931,534	$979	42,274,762	$4	$1,272,807	$(426,589)	$9,265	$496,435	$1,352,901	$168

See accompanying Notes to Condensed Consolidated Financial Statements.

THE BALDWIN INSURANCE GROUP, INC.
Condensed Consolidated Statements of Stockholders’ Equity and Mezzanine Equity (Continued)
(Unaudited)

For the Three Months Ended September 30, 2025
	Stockholders’ Equity									Mezzanine Equity
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total	Redeemable Non-controlling Interest
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at June 30, 2025	71,278,683	$713	47,358,729	$5	$830,735	$(200,648)	$—	$419,119	$1,049,924	$445
Net income (loss)	—	—	—	—	—	(18,727)	—	(11,575)	(30,302)	65
Noncontrolling interest acquired in business combinations	—	—	—	—	—	—	—	97,920	97,920	—
Share-based compensation, net of forfeitures	(51,654)	(1)	—	—	5,468	—	—	3,621	9,088	—
Redemption of Class B common stock	189,911	2	(189,911)	—	1,090	—	—	(1,092)	—	—
Other comprehensive income	—	—	—	—	—	—	1,050	—	1,050	—
Balance at September 30, 2025	71,416,940	$714	47,168,818	$5	$837,293	$(219,375)	$1,050	$507,993	$1,127,680	$510

For the Nine Months Ended September 30, 2025
	Stockholders’ Equity									Mezzanine Equity
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total	Redeemable Non-controlling Interest
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2024	67,979,419	$680	49,552,686	$5	$793,954	$(211,423)	$—	$425,128	$1,008,344	$453
Net income (loss)	—	—	—	—	—	(7,952)	—	(2,750)	(10,702)	222
Equity issued in business combinations	23,202	—	—	—	515	—	—	348	863	—
Noncontrolling interest acquired in business combinations	—	—	—	—	—	—	—	97,920	97,920	—
Share-based compensation, net of forfeitures	1,030,451	10	—	—	18,189	—	—	12,351	30,550	—
Redemption of Class B common stock	2,383,868	24	(2,383,868)	—	24,635	—	—	(24,659)	—	—
Distributions to variable interest entities	—	—	—	—	—	—	—	(345)	(345)	(165)
Other comprehensive income	—	—	—	—	—	—	1,050	—	1,050	—
Balance at September 30, 2025	71,416,940	$714	47,168,818	$5	$837,293	$(219,375)	$1,050	$507,993	$1,127,680	$510

See accompanying Notes to Condensed Consolidated Financial Statements.

THE BALDWIN INSURANCE GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2026	2025
Cash flows from operating activities:
Net loss	$(139,519)	$(10,480)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	174,748	87,160
Change in fair value of contingent consideration	31,870	8,084
Share-based compensation expense	55,068	51,772
Deferred taxes	(16,482)	—
Payment of contingent earnout consideration in excess of purchase price accrual	(8,098)	(85,090)
Amortization of deferred financing costs	12,671	4,266
Gain on divestitures	(921)	(290)
Other operating activity	(4,088)	(805)
Changes in operating assets and liabilities:
Assumed premiums, commissions and fees receivable, net	(20,744)	(49,392)
Prepaid expenses and other current assets	(11,614)	(7,555)
Right-of-use assets	18,844	12,047
Accounts payable, accrued expenses and other current liabilities	14,263	(4,898)
Colleague earnout incentives	—	(32,813)
Operating lease liabilities	(12,318)	(11,693)
Net cash provided by (used in) operating activities	93,680	(39,687)
Cash flows from investing activities:
Cash consideration paid for business combinations, net of cash received	(447,503)	(85,511)
Capital expenditures	(42,886)	(29,174)
Deferred payments for business combinations	(25,650)	—
Cash consideration paid for asset acquisitions	(15,578)	(460)
Investments in and loans for business ventures	(8,534)	(16,333)
Proceeds from divestitures, net of cash transferred	898	1,901
Net cash used in investing activities	(539,253)	(129,577)
Cash flows from financing activities:
Change in fiduciary receivables and liabilities, net	63,445	13,497
Repurchase of common stock	(126,833)	—
Proceeds from revolving line of credit	399,000	214,000
Payments on revolving line of credit	(234,000)	(148,000)
Proceeds from refinancing of long-term debt	600,000	1,941,921
Payments relating to extinguishment and modification of long-term debt	—	(1,766,921)
Payments on long-term debt	(10,561)	(7,194)
Payments of deferred financing costs	(4,041)	(92)
Payment of contingent earnout consideration up to amount of purchase price accrual	(1,462)	(64,256)
Other financing activity	(10,922)	(516)
Net cash provided by financing activities	674,626	182,439
Net increase in cash and cash equivalents and fiduciary cash	229,053	13,175
Cash and cash equivalents and fiduciary cash at beginning of period	346,897	312,769
Cash and cash equivalents and fiduciary cash at end of period	$575,950	$325,944

See accompanying Notes to Condensed Consolidated Financial Statements.

THE BALDWIN INSURANCE GROUP, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2026	2025
Supplemental schedule of cash flow information:
Cash paid during the period for interest	$105,993	$76,612
Cash paid during the period for income taxes	772	1,525
Disclosure of non-cash investing and financing activities:
Equity issued in business combinations	$510,561	$863
Contingent earnout liabilities recognized in business combinations and asset acquisitions	317,483	18,447
Deferred payment obligations recognized in business combinations	165,164	32,346
Establish Tax Receivable Agreement liabilities	14,604	—
Right-of-use assets obtained in exchange for operating lease liabilities	11,624	2,254
Establish deferred taxes arising from investment in Baldwin Holdings	7,281	—
Capital expenditures incurred but not yet paid	4,637	2,213
Decrease in goodwill resulting from measurement period adjustments for prior year business combinations	(741)	—
Right-of-use assets increased through lease modifications and reassessments	333	2,100
Noncontrolling interest acquired in business combinations	—	97,920

See accompanying Notes to Condensed Consolidated Financial Statements.

THE BALDWIN INSURANCE GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Business and Basis of Presentation
The Baldwin Insurance Group, Inc. was incorporated in the state of Delaware on July 1, 2019 as BRP Group, Inc. and, on May 2, 2024, was renamed The Baldwin Insurance Group, Inc.
The Baldwin Insurance Group, Inc. is a holding company and sole managing member of The Baldwin Insurance Group Holdings, LLC (“Baldwin Holdings”) and its sole material asset is its ownership interest in Baldwin Holdings, through which all of its business has been and is conducted. In these condensed consolidated financial statements, unless the context otherwise requires, the words “Baldwin” and the “Company” refer to The Baldwin Insurance Group, Inc., together with its consolidated subsidiaries, including Baldwin Holdings and its consolidated subsidiaries and affiliates.
Baldwin is a diversified insurance agency and services organization that markets and sells insurance products and services to its clients throughout the U.S. A significant portion of the Company’s business is concentrated in the Southeastern U.S., with several other regional concentrations. Baldwin and its subsidiaries operate through three reportable segments (“operating groups”), including Insurance Advisory Solutions, Underwriting, Capacity & Technology Solutions and Mainstreet Insurance Solutions, which are discussed in more detail in Note 19.
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
Proposed Merger
On September 14, 2026, the Company entered into a definitive merger agreement (“Merger Agreement”) pursuant to which an investor group led by Sequence AI Holdings, Inc. and DFO Management, LLC has agreed to acquire the Company in an all-cash take-private transaction. Under the terms of the Merger Agreement, the Company’s stockholders will receive $32.50 per share in cash, subject to the terms and conditions of the Merger Agreement. The transaction (the “Go-Private Transaction”) is expected to close during the first quarter of 2027, subject to stockholder approval, regulatory approvals and other customary closing conditions. Upon completion of the Go-Private Transaction, the Company’s common stock will cease trading on Nasdaq and the Company will become privately held.

Unaudited Interim Financial Reporting
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all the information and related notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting of recurring accruals, considered necessary for fair presentation of the financial statements have been included. The condensed consolidated balance sheet as of December 31, 2025 was derived from audited financial statements, but does not include all disclosures required by GAAP. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2026.
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
Subsequent changes to the initial establishment of the increases in deferred tax assets and Tax Receivable Agreement liability between reporting periods will be recognized in the condensed consolidated statements of stockholders’ equity and mezzanine equity as the exchanges represent transactions among stockholders. Subsequent changes in any of our estimates after the date of the redemption or exchange, as well as any interest accrued on the Tax Receivable Agreement between the Company’s annual tax filing date and the Tax Receivable Agreement payment date, are recognized in the condensed consolidated statements of comprehensive loss. In the event of an early termination of the Tax Receivable Agreement, the Company is required to pay to each holder of the Tax Receivable Agreement an early termination payment equal to the discounted present value of all unpaid Tax Receivable Agreement payments.

3. Business Combinations
The Company completed three business combinations for an aggregate purchase price of $1.6 billion during the nine months ended September 30, 2026. In accordance with ASC Topic 805, Business Combinations (“Topic 805”), total consideration was first allocated to the fair value of assets acquired, including liabilities assumed, with the excess being recorded as goodwill. For financial statement purposes, goodwill is not amortized but rather is evaluated for impairment at least annually or more frequently if an event or change in circumstances occurs that indicates goodwill may be impaired. Approximately 31% of goodwill recorded from business combinations during the nine months ended September 30, 2026 is deductible for income tax purposes. The deductible goodwill is amortized over a period of 15 years for tax reporting purposes.
The Company completed the following business combinations during the nine months ended September 30, 2026:
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
The recorded purchase price for business combinations includes an estimation of the fair value of contingent earnout obligations associated with contractual earnout provisions providing for post-closing contingent consideration payments, which are based on revenue, revenue growth and adjusted EBITDA growth. Adjusted EBITDA is defined as net income (loss) before interest, taxes, depreciation, amortization, change in fair value of contingent consideration and certain items of income and expense, including share-based compensation expense, transaction-related partnership and integration expenses, transformation costs, severance, and certain non-recurring items, including those related to raising capital. The contingent earnout consideration amounts identified in the table below are measured at fair value within Level 3 of the fair value hierarchy as discussed further in Note 17. Any subsequent changes in the fair value of contingent earnout liabilities will be recorded in the condensed consolidated statements of comprehensive loss when incurred.
The recorded purchase price allocations for the CAC Group, Obie, and Capstone partnerships also include an estimation of the fair value of equity interests, which is calculated based on the value of the Company’s Class A common stock on the closing date taking into account a discount for lack of marketability.
The operating results of these business combinations have been included in the condensed consolidated statements of comprehensive loss from their respective acquisition dates. The Company recognized total revenues and net loss from its business combinations of $90.4 million and $35.6 million, respectively, for the three months ended September 30, 2026, and $292.5 million and $78.0 million, respectively, for the nine months ended September 30, 2026.
Acquisition-related costs incurred in connection with the CAC Group, Obie, and Capstone partnerships are recorded in other operating expenses in the condensed consolidated statements of comprehensive loss. The Company incurred acquisition-related costs from these business combinations of $20.0 million during the nine months ended September 30, 2026.
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

The table below provides a summary of the total consideration and the estimated purchase price allocations made for each of the business acquisitions that became effective during the nine months ended September 30, 2026.

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
__________
(1)    The non-current portion of deferred payment obligations totaling $131.5 million is reflected in other liabilities on the condensed consolidated balance sheet as of September 30, 2026 while the current portion is reflected in accrued expenses and other current liabilities as disclosed in Note 10.
The factors contributing to the recognition of goodwill include the expansion of our specialty risk and advisory capabilities, enhanced embedded insurance distribution and vertical integration within the reinsurance and insurance brokerage industry, and the strengthening of our regional presence and comprehensive risk management offerings.
The intangible assets acquired in connection with the partnerships have the following values and estimated weighted-average lives:

(in thousands, except weighted-average lives)	Amount	Weighted- Average Life
Acquired relationships	$474,070	15.0 years
Trade names	48,250	5.3 years
Software	28,663	4.7 years

Future annual estimated amortization expense for the next five years is as follows for intangible assets acquired in connection with the partnerships:

(in thousands)	Amount
For the remainder of 2026	$22,758
2027	79,025
2028	69,099
2029	61,040
2030	55,531
2031	36,063
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Pro forma results:
Revenues(1)	$480,264	$448,188	$1,505,438	$1,404,569
Net loss(1)(2)	(81,642)	(66,014)	(119,492)	(114,197)
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
(2)    Approximately $20.0 million of non-recurring acquisition-related costs attributable to the CAC Group, Obie, and Capstone partnerships incurred during the nine months ended September 30, 2026 were recognized as a pro forma adjustment to net loss for the nine months ended September 30, 2025, and correspondingly removed from pro forma net loss for the nine months ended September 30, 2026.
4. Business Divestitures
Media Guarantors Insurance Solutions, LLC (“Media Guarantors”), an indirect subsidiary of Baldwin and provider of completion guaranty products for film and television production, operates within the Insurance Advisory Solutions operating group. During the second quarter of 2026, management formally committed to a plan to sell Media Guarantors.
As of June 30, 2026, Media Guarantors met the criteria to be classified as held for sale. The assets and liabilities were recorded as held for sale at their carrying value, which was determined to be lower than the fair value of the net assets less costs to sell, and as a result, no loss was recorded relating to the reclassification. The divestiture did not meet the criteria to be reported as discontinued operations, and the Company continued to report the operating results of Media Guarantors as continuing operations in the condensed consolidated statements of comprehensive loss through July 2, 2026.
On July 2, 2026, the Company consummated the sale of 100% of the equity interests it held in Media Guarantors for total cash consideration of $4.0 million, of which approximately $2.1 million is subject to escrow. The Company derecognized assets of $5.0 million, which included $3.5 million of fiduciary cash and $1.3 million of goodwill, and liabilities of $3.6 million, which included $3.3 million of fiduciary liabilities. The Company recognized a pre-tax gain on the sale of $0.5 million, which is included as a component of gain on divestitures in the condensed consolidated statements of comprehensive loss.

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
Total revenues and expenses of the Company’s consolidated VIEs included in the condensed consolidated statements of comprehensive loss were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Consolidated VIEs:
Revenues	$6,418	$5,167	$20,062	$6,545
Expenses	5,238	3,989	15,799	4,527
The assets of the consolidated VIEs can only be used to settle the obligations of the consolidated VIEs and the creditors of the liabilities of the consolidated VIEs do not have recourse to the Company.
6. Revenue
The following table provides disaggregated revenues by major source:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Commission revenue(1)	$363,294	$277,439	$1,156,908	$915,544
Profit-sharing revenue(2)	29,315	28,719	84,960	73,019
Consulting and service fee revenue(3)	40,839	26,919	129,195	74,450
Policy fee and installment fee revenue(4)	22,846	20,599	64,789	58,263
Assumed premium earned(5)	15,304	5,863	44,804	15,668
Other income(6)	3,927	2,778	12,519	12,153
Investment income(7)	4,739	3,072	12,263	8,508
Total revenues	$480,264	$365,389	$1,505,438	$1,157,605
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
(5)    Assumed premium earned relates to the premiums earned in the Captive. Refer to Note 20 for additional information.
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

(in thousands)	September 30, 2026	December 31, 2025
Contract assets	$330,889	$279,517
Contract liabilities	49,556	36,333
During the nine months ended September 30, 2026, the Company recognized revenue of $33.6 million related to the contract liabilities balance at December 31, 2025.
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Balance at beginning of period	$40,884	$37,479	$38,645	$33,844
Costs capitalized	5,046	3,965	14,694	13,554
Amortization	(3,912)	(3,299)	(11,321)	(9,253)
Balance at end of period	$42,018	$38,145	$42,018	$38,145

9. Intangible Assets, Net and Goodwill
The Company has recognized separately identifiable intangible assets in connection with its partnerships, including business combinations and asset acquisitions, as well as software purchased and developed for internal use. During the nine months ended September 30, 2026, the Company completed several asset acquisitions and recognized $17.1 million of acquired relationships, representing the full purchase consideration of the acquisitions, which are being amortized over an estimated weighted-average useful life of 15 years.
Intangible assets consist of the following:

	September 30, 2026			December 31, 2025
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Acquired relationships	$1,744,529	$(472,906)	$1,271,623	$1,253,396	$(344,992)	$908,404
Software	222,672	(127,102)	95,570	163,514	(95,547)	67,967
Trade names	76,724	(34,436)	42,288	28,474	(26,411)	2,063
Total intangible assets	$2,043,925	$(634,444)	$1,409,481	$1,445,384	$(466,950)	$978,434

Amortization expense recorded for intangible assets was $56.4 million and $30.4 million for the three months ended September 30, 2026 and 2025, respectively, and $167.5 million and $82.3 million for the nine months ended September 30, 2026 and 2025, respectively.
Future annual estimated amortization expense over the next five years for intangible assets is as follows:

(in thousands)	Amortization
For the remainder of 2026	$56,246
2027	195,503
2028	168,215
2029	145,255
2030	131,020
2031	104,816
The changes in carrying value of goodwill by operating group for the periods are as follows:

(in thousands)	Insurance Advisory Solutions	Underwriting, Capacity & Technology Solutions	Mainstreet Insurance Solutions	Total
Balance at December 31, 2025	$932,487	$241,905	$342,779	$1,517,171
Goodwill of acquired businesses	940,290	194,605	—	1,134,895
Goodwill allocated to Media Guarantors sale	(1,331)	—	—	(1,331)
Measurement period adjustments(1)	—	(741)	—	(741)
Balance at September 30, 2026	$1,871,446	$435,769	$342,779	$2,649,994
__________
(1)    Goodwill decreased as a result of a $1.1 million decrease in financial liabilities, partially offset by a $0.3 million decrease in financial assets. These measurement period adjustments were recorded in accordance with Topic 805 and had no effect on results of operations or cash flows.

10. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

(in thousands)	September 30, 2026	December 31, 2025
Accrued compensation and benefits	$85,075	$78,271
Accrued expenses	68,002	57,397
Contract liabilities	49,556	36,333
Deferred payments	44,023	29,336
Current portion of operating lease liabilities	23,074	18,088
Assumed premium unearned	23,457	1,873
Accrued interest	22,031	9,447
Current portion of long-term debt	20,114	12,577
Other	11,399	4,770
Accrued expenses and other current liabilities	$346,731	$248,092
11. Long-Term Debt
As of December 31, 2025, the Amendment No. 3 to the Amended and Restated Credit Agreement (the “JPM Credit Agreement”) provided for senior secured credit facilities in an aggregate principal amount of approximately $1.6 billion, which consisted of (i) a term loan facility in the principal amount of $1.0 billion, bearing interest at a rate of term SOFR, plus an applicable margin of 250 bps, maturing May 24, 2031 (the “2025 Term Loans”) and (ii) a revolving credit facility with commitments in an aggregate principal amount of $600 million, bearing interest at term SOFR plus a 10 bps credit spread adjustment and an applicable margin ranging from 175 bps to 250 bps based on the Company’s total first lien net leverage ratio, maturing May 24, 2029 (the “Revolving Facility” and, together with the 2025 Term Loans, the “JPM Credit Facility”). As of September 30, 2026 and December 31, 2025, Baldwin Holdings also had 7.125% Senior Secured Notes with an aggregate principal amount of $600 million due May 15, 2031.
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
As of September 30, 2026 and December 31, 2025, the Company’s outstanding borrowings under the Term Loans of $1.6 billion and $1.0 billion, respectively, had respective applicable interest rates of 6.29% and 6.25%. As of September 30, 2026 and December 31, 2025, the Company’s outstanding borrowings under the Revolving Facility of $272.0 million and $107.0 million, respectively, had respective applicable interest rates of 6.44% and 6.39%. The Revolving Facility was subject to a commitment fee of 0.40% on unused capacity as of September 30, 2026 and December 31, 2025. At September 30, 2026 and December 31, 2025, the Company had undrawn letters of credit issued under the Revolving Facility of $38.9 million and $16.0 million, respectively, which are subject to letter of credit fees.
12. Derivative Instruments and Hedging
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
At September 30, 2026 and December 31, 2025, the fair value of the interest rate swap was an asset balance of $13.5 million and $0.8 million, respectively, which is included in other assets on the condensed consolidated balance sheets. The Company recorded other comprehensive income gains of $6.1 million and $1.0 million related to the interest rate swap during the three months ended September 30, 2026 and 2025, respectively, and $12.7 million and $1.0 million for the nine months ended September 30, 2026 and 2025, respectively.
13. Related Party Transactions
Related Party Balances
Baldwin Holdings holds an ownership interest in Emerald Bay Risk Solutions, LLC (“Emerald Bay”), an entity formed for the benefit of MSI, to which Baldwin Holdings, Lowry Baldwin (the Company’s Chairman), and members of the Company’s executive management team have made capital commitments. The carrying value of the Company’s investment in Emerald Bay was $2.3 million at September 30, 2026 and December 31, 2025. Investments are included in other assets on the condensed consolidated balance sheets.
Commission Revenue
The Company serves as a broker for Holding Company of the Villages, Inc. (“The Villages”), a significant shareholder, and certain affiliated entities. Commission revenue recorded from transactions with The Villages and affiliated entities was $0.5 million and $1.0 million for the three months ended September 30, 2026 and 2025, respectively, and $2.3 million and $3.0 million for the nine months ended September 30, 2026 and 2025, respectively.
Family Relationships
A brother of Lowry Baldwin, the Company’s Chairman, received producer commissions from the Company comprising $0.2 million for the nine months ended September 30, 2026. Two brothers of Lowry Baldwin collectively received producer commissions from the Company comprising $0.2 million and $0.4 million for the three and nine months ended September 30, 2025, respectively.
The Estate of John Baldwin, brother of Lowry Baldwin, received $1.1 million in proceeds from the Company for the sale of John Baldwin’s book of business during the nine months ended September 30, 2026.
Rent Expense
The Company has various agreements to lease office space from wholly-owned subsidiaries of The Villages. Total rent expense incurred with respect to The Villages and its wholly-owned subsidiaries was $0.2 million for each of the three months ended September 30, 2026 and 2025, and $0.6 million for each of the nine months ended September 30, 2026 and 2025. Total right-of-use assets and operating lease liabilities included on the Company’s condensed consolidated balance sheets relating to these lease agreements were $1.8 million and $1.8 million, respectively, at September 30, 2026 and $1.7 million and $1.8 million, respectively, at December 31, 2025.
The Company has various agreements to lease office space from other related parties. Total rent expense incurred with respect to other related parties was $0.8 million and $0.7 million for the three months ended September 30, 2026 and 2025, respectively, and $2.5 million for each of the nine months ended September 30, 2026 and 2025. Total right-of-use assets and operating lease liabilities included on the Company’s condensed consolidated balance sheets relating to these lease agreements were $8.2 million and $8.6 million, respectively, at September 30, 2026 and $7.6 million and $8.8 million, respectively, at December 31, 2025.

14. Share-Based Compensation
The Company has an Omnibus Incentive Plan (the “Omnibus Plan”) and a Partnership Inducement Award Plan (the “Inducement Plan” and, collectively with the Omnibus Plan, the “Plans”) to motivate and reward colleagues and certain other individuals to perform at the highest level and contribute significantly to the Company’s success, thereby furthering the best interests of Baldwin’s stockholders. The total number of shares of Class A common stock authorized for issuance under the Omnibus Plan and the Inducement Plan was 15,513,345 and 3,000,000, respectively, at September 30, 2026.
During the nine months ended September 30, 2026, the Company made awards of restricted stock awards (“RSAs”), performance-based restricted stock unit awards (“PSUs”), and fully-vested shares under the Plans to its non-employee directors, officers, colleagues and consultants. Fully-vested shares issued to directors, officers and colleagues during the nine months ended September 30, 2026 were vested upon issuance and PSUs issued to officers vest in the quarter following the end of a performance period of three years, while RSAs issued to colleagues, consultants and officers generally either cliff vest after three to four years or vest ratably over three to five years.
The following table summarizes the activity for awards granted by the Company under the Plans:

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Non-vested awards outstanding at December 31, 2025	3,094,268	$36.03
Granted	5,172,638	23.94
Vested and settled	(2,382,522)	25.84
Forfeited	(605,659)	35.97
Non-vested awards outstanding at September 30, 2026	5,278,725	28.79
The total fair value of shares that vested and settled under the Plans was $61.6 million and $52.0 million for the nine months ended September 30, 2026 and 2025, respectively.
Share-based compensation is recognized ratably over the vesting period of the respective awards and includes expense related to issuances under the Plans and the portion of annual bonuses that are payable in fully-vested shares of Class A common stock. The Company recognizes share-based compensation expense for the Plans net of actual forfeitures. The Company recorded share-based compensation expense of $21.5 million and $22.0 million for the three months ended September 30, 2026 and 2025, respectively, and $55.1 million and $51.8 million for the nine months ended September 30, 2026 and 2025, respectively. Share-based compensation expense is included in colleague compensation and benefits expense in the condensed consolidated statements of comprehensive loss.
15. Income Taxes
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
Effective Tax Rate
The Company’s effective tax rate was 3.1% and —% for the three months ended September 30, 2026 and 2025, respectively. The effective tax rate for the three months ended September 30, 2026 was lower than the U.S. federal statutory rate primarily due to the impact of the change in valuation allowance as a result of operating activity and partnership income allocations. The effective tax rate for the three months ended September 30, 2025 was —% due to the Company’s full valuation allowance position at the time. The 3.1% increase in the effective tax rate between periods was primarily due to the Company’s partial valuation allowance position as of September 30, 2026 as opposed to the full valuation allowance at September 30, 2025.

The Company’s effective tax rate was 51.3% and (7.0)% for the nine months ended September 30, 2026 and 2025, respectively. The effective tax rate for the nine months ended September 30, 2026 was higher than the U.S. federal statutory rate primarily due to the partial valuation allowance release in the first quarter of 2026. During the first quarter of 2026, the deferred tax accounting for both the CAC Group and Obie partnerships drove the partial release in valuation allowance, which is also driving the 58.3% increase in the effective tax rate between the two periods. The effective tax rate for the nine months ended September 30, 2025 was lower than the U.S. federal statutory rate primarily due to the change in valuation allowance as a result of operating activity and the impact of partnership income allocations.
The Company does not believe it has any significant uncertain tax positions and therefore has no unrecognized tax benefits as of September 30, 2026, that, if recognized, would affect the annual effective tax rate.
Deferred Taxes
The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which the related temporary differences become deductible, as well as the Company’s ability to implement feasible tax-planning strategies. The Company has historically maintained a full valuation allowance on its deferred tax assets due to uncertainty regarding the generation of sufficient future taxable income necessary to realize those assets.
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
As of December 31, 2025, the Company maintained a full valuation allowance on its deferred tax assets of $210.7 million. As previously discussed, and due in part to the acquisitions of CAC Group and Obie, we have determined that it is more likely than not that a portion of our deferred tax assets will be realized. During the first quarter of 2026, we released $167.1 million of the valuation allowance previously recorded and recorded an increase in net deferred tax liabilities of $30.0 million, with $144.5 million recognized as income tax benefit in the condensed consolidated statements of comprehensive loss and $7.3 million recognized as a reduction to additional paid-in capital on the condensed consolidated statements of stockholders’ equity and mezzanine equity. As of September 30, 2026, the Company was in a net deferred tax liability position of $3.0 million.
The Company’s income tax benefit was $147.0 million for the nine months ended September 30, 2026, which reflects the release of the majority of the valuation allowance, partially offset by the change in deferred tax liabilities, which were recognized in connection with the CAC Group and Obie partnerships.
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
Subsequent changes to the initial recognition of the increases in deferred tax assets and Tax Receivable Agreement liability between reporting periods will be recognized in the condensed consolidated statements of stockholders’ equity and mezzanine equity as the exchanges represent transactions among stockholders. Subsequent changes in any of our estimates after the date of the redemption or exchange, as well as any interest accrued on the Tax Receivable Agreement between the Company’s annual tax filing date and the Tax Receivable Agreement payment date, are recognized in the condensed consolidated statements of comprehensive loss. In the event of an early termination of the Tax Receivable Agreement, the Company is required to pay to each holder of the Tax Receivable Agreement an early termination payment equal to the discounted present value of all unpaid Tax Receivable Agreement payments.
Following the Company’s assessment of the realizability of its deferred tax assets during the nine months ended September 30, 2026 discussed above, and after concluding that the related tax benefits were more likely than not to be realized, the Company determined that the Tax Receivable Agreement liabilities associated with these basis increases generated to date were probable of being payable. Accordingly, the Company recorded Tax Receivable Agreement liabilities equal to 85% of the tax benefits expected to be realized from the redemptions. The Company anticipates having sufficient taxable income to be able to realize the benefits and has recorded Tax Receivable Agreement liabilities based on the undiscounted estimated future payments under the Tax Receivable Agreement. The amounts payable under the Tax Receivable Agreement will vary depending upon a number of factors, including the amount, character, and timing.
During the nine months ended September 30, 2026, 4,429,056 LLC Units were redeemed by the Pre-IPO LLC Members in exchange for an equal number of newly issued shares of Class A common stock. These exchanges resulted in an increase in the tax basis of Baldwin’s investment in Baldwin Holdings, generating additional deferred tax assets subject to the provisions of the Tax Receivable Agreement.
As of September 30, 2026 and December 31, 2025, the Company had Tax Receivable Agreement liabilities of $144.6 million and $4.5 million, respectively, representing amounts payable to current or former LLC Members under the Tax Receivable Agreement. These amounts are included in Tax Receivable Agreement liabilities on the condensed consolidated balance sheets.
During the nine months ended September 30, 2026, increases to the Tax Receivable Agreement liabilities of $130.0 million due to the initial recognition were recognized in other operating expenses on the condensed consolidated statements of comprehensive loss. During the nine months ended September 30, 2026, increases to the Tax Receivable Agreement liabilities of $14.6 million due to exchanges of LLC Units for Class A common stock were recognized as a reduction to additional paid-in capital on the condensed consolidated statements of stockholders’ equity and mezzanine equity.

On September 14, 2026, concurrently with the execution of the Merger Agreement, the Company, Baldwin Holdings and certain LLC Members entered into Amendment No. 1 to the Tax Receivable Agreement (the “TRA Amendment”), pursuant to which, upon consummation of the Go-Private Transaction, the Company will pay the LLC Members aggregate cash payments of up to $298.5 million in full satisfaction of all amounts payable under the Tax Receivable Agreement, which will then terminate. If the Merger Agreement is terminated, the TRA Amendment will terminate and the Tax Receivable Agreement will remain in full force and effect.
16. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) attributable to Baldwin by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings (loss) per share is computed giving effect to all potentially dilutive shares of common stock.
The following table sets forth the computation of basic and diluted loss per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Basic and diluted loss per share:
Net loss attributable to Baldwin	$(58,121)	$(18,727)	$(94,775)	$(7,952)
Shares used for basic and diluted loss per share:
Basic and diluted weighted-average shares of Class A common stock outstanding	92,929	68,605	93,160	67,572
Basic and diluted loss per share	$(0.63)	$(0.27)	$(1.02)	$(0.12)
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Unvested RSAs and PSUs	5,257,213	3,265,420	4,166,187	3,320,275
Shares of Class B common stock	42,645,469	47,233,760	44,315,140	47,990,925
The shares of Class B common stock do not share in the earnings or losses attributable to Baldwin, and therefore, are not participating securities. Accordingly, a separate presentation of basic and diluted loss per share of Class B common stock under the two-class method has not been included.
17. Fair Value Measurements
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

	Fair Value Hierarchy
	Level 1		Level 2		Level 3
(in thousands)	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Assets:
Money market funds	$237,305	$229,922	$—	$—	$—	$—
Derivative instruments	—	—	13,524	815	—	—
Liabilities:
Contingent earnout liabilities	—	—	—	—	363,086	23,293
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
The fair value of contingent earnout liabilities is based on sales projections for the acquired entities, which are reassessed each reporting period. Based on the Company’s ongoing assessment of the fair value of its contingent earnout liabilities, the Company recorded a net increase in the estimated fair value of such liabilities of $17.6 million and $31.9 million for the three and nine months ended September 30, 2026, respectively. The Company assessed its maximum estimated exposure to contingent earnout liabilities to be $699.4 million at September 30, 2026.
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

The fair value of the contingent earnout liabilities is based on the present value of the expected future payments to be made to partners in accordance with the provisions outlined in the respective purchase agreements, which at times includes Monte Carlo simulations or a discounted cash flow analysis. In determining fair value, the Company estimates the partner’s future performance using financial projections developed by management for the partner and market participant assumptions that were derived for revenue growth, EBITDA growth and retention rates. Revenue growth rates generally ranged from 11.8% to 22.5% at September 30, 2026 and were generally 20% at December 31, 2025. The Company estimates future payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. These payments are generally discounted to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of the partner to achieve the targets. These discount rates generally ranged from 4% to 19% at September 30, 2026. No significant discount rates were applied to the remaining material contingent earnout liabilities at December 31, 2025 due, in part, to the short-term nature of a substantial portion of the liabilities wherein their fair values approximated their carrying values. In addition, the September 30, 2026 valuation for the contingent consideration liability related to the CAC Group partnership includes an assumption for acceleration due to a likely change in control associated with the Merger Agreement discussed in Note 1. Changes in financial projections, market participant assumptions for revenue growth, or the risk-adjusted discount rate, would result in a change in the fair value of contingent consideration.
The following table sets forth a summary of the changes in the fair value of the Company’s contingent earnout liabilities, which are measured at fair value on a recurring basis utilizing Level 3 assumptions in their valuation:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Balance at beginning of period	$346,824	$16,731	$23,293	$145,559
Change in fair value of contingent consideration(1)	17,598	1,980	31,870	8,084
Fair value of contingent consideration issuances	1,485	9,681	317,483	18,447
Settlement of contingent consideration(2)	(2,821)	—	(9,560)	(143,698)
Balance at end of period	$363,086	$28,392	$363,086	$28,392
__________
(1)    The Company reclassified $(1.8) million of its contingent earnout liabilities through the issuance (reduction) of colleague earnout incentives during the nine months ended September 30, 2025, which resulted in a reclassification between the change in fair value of contingent consideration and colleague compensation and benefits expense in the condensed consolidated statements of comprehensive loss.
(2)    The condensed consolidated statement of cash flows for the nine months ended September 30, 2025 includes $5.6 million of payments of contingent earnout consideration related to non-cash settlements in prior periods.
Fair Value of Other Financial Instruments
The fair value of long-term debt and the revolving line of credit are based on estimates using discounted cash flow analyses and current borrowing rates for similar types of borrowing arrangements. The carrying amounts and estimated fair value of long-term debt and the revolving line of credit were as follows:

	Fair Value Hierarchy	September 30, 2026		December 31, 2025
(in thousands)		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt(1)	Level 2	$2,193,045	$2,209,053	$1,603,606	$1,620,092
Revolving line of credit	Level 2	272,000	271,499	107,000	107,985
__________
(1)    The carrying amount of long-term debt reflects outstanding borrowings, which are presented net of unamortized debt discount and issuance costs of $24.9 million at September 30, 2026 and December 31, 2025 on the condensed consolidated balance sheets.

18. Commitments and Contingencies
Commitments
As of September 30, 2026, Baldwin Holdings has a remaining commitment to the University of South Florida (“USF”) to donate $2.5 million through October 2028. The gift will provide support for the School of Risk Management and Insurance in the USF Muma College of Business. It is currently anticipated that Lowry Baldwin, the Company’s Chairman, will fund half of the amounts to be donated by the Company.
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
On February 8, 2023, Ruby Wagner, a putative Class A stockholder of the Company, filed a class action lawsuit, on behalf of herself and other similarly situated stockholders in the Delaware Court of Chancery against the Company seeking declaratory judgment that certain provisions of the 2019 Stockholders Agreement between the Company and the Pre-IPO LLC Members were invalid and unenforceable as a matter of Delaware law. On May 28, 2024, the Court of Chancery issued an opinion (the “Chancery Court Opinion”) that certain provisions of the 2019 Stockholders Agreement granting approval rights related to amending the Company’s certificate of incorporation and making significant decisions relating to the Company’s senior management, were facially invalid, void, and unenforceable under Delaware law. An implementing order was entered on June 20, 2024. The Chancery Court Opinion also held that a severability provision in the 2019 Stockholders Agreement allowed the Pre-IPO LLC Members to demand a “suitable and equitable substitute” for the approval rights that were deemed invalid, such as the issuance of a so-called golden share of preferred stock in the Company. Following the Chancery Court Opinion, a counterparty to the 2019 Stockholders Agreement requested the issuance of such golden share. An independent committee of the Company’s board of directors, advised by independent counsel, determined that entering into a contractual agreement containing substantially the same rights as those contained in the 2019 Stockholders Agreement, as authorized by a newly-enacted provision of Delaware law, rather than issuance of a golden share, would be in the best interests of the Company and its stockholders and, following negotiation, the Company entered into the 2024 Stockholders Agreement on October 30, 2024. On January 22, 2025, the Court of Chancery granted plaintiff an award of attorneys’ fees and expenses in the amount of $2.4 million (the “Fee Award”). On February 21, 2025, the Company filed an appeal from the Chancery Court Opinion and the Fee Award with the Delaware Supreme Court. On June 9, 2026, the Delaware Supreme Court reversed the Court of Chancery (with respect to both its decision and the Fee Award) and remanded to the Court of Chancery to determine an award of attorneys’ fees that reflects “the modest benefit” the Company’s stockholders may have achieved due to the circumstances leading up to the 2024 Stockholders Agreement, which has since sprung into effect replacing in its entirety the 2019 Stockholders Agreement. Management has estimated the potential range of loss from the ultimate disposition of this matter to be immaterial. As a result of the Delaware Supreme Court’s ruling, the consent and defense agreement previously entered into by the Company terminated in accordance with its terms, and the independent committee of our board of directors created by the previous amendment to our by-laws was disbanded in accordance with the terms of the amendment.

19. Segment Information
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
In the IAS, UCTS, and MIS operating groups, the Company generates fees from service fee and consulting arrangements. Service fee arrangements are in place with certain clients for providing insurance placement services.
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

	For the Three Months Ended September 30, 2026
(in thousands)	Insurance Advisory Solutions	Underwriting, Capacity & Technology Solutions	Mainstreet Insurance Solutions	Corporate and Other	Total
Revenues:
Commission revenue(1)	$192,613	$118,975	$69,981	$(18,275)	$363,294
Profit-sharing revenue	18,448	5,133	5,734	—	29,315
Consulting and service fee revenue	39,138	1,557	144	—	40,839
Policy fee and installment fee revenue	—	22,846	—	—	22,846
Assumed premium earned	—	15,304	—	—	15,304
Other income	1,873	658	1,672	(276)	3,927
Investment income	2,737	1,696	39	267	4,739
Total revenues	254,809	166,169	77,570	(18,284)	480,264
Expenses:
Inside advisor commissions	59,762	790	7,268	—	67,820
Fixed compensation	76,914	19,384	10,501	2,452	109,251
Benefits and other	34,825	10,375	6,775	2,375	54,350
Share-based compensation	9,974	4,751	1,275	5,549	21,549
Severance	1,732	543	399	190	2,864
Colleague compensation and benefits	183,207	35,843	26,218	10,566	255,834
Outside commissions(1)	5,108	72,522	20,668	(18,551)	79,747
Selling expense	10,412	2,418	2,570	2,926	18,326
Operating expense	23,830	32,042	6,359	29,894	92,125
Administrative expense	33,883	13,294	13,115	42,292	102,584
All other (income) expense, net(2)	15,040	(1,331)	2,019	(2,438)	13,290
Total expense	271,480	154,788	70,949	64,689	561,906
Net income (loss)	$(16,671)	$11,381	$6,621	$(82,973)	$(81,642)

Other segment disclosures:
Loss (gain) on change in fair value of contingent consideration	$16,431	$(565)	$1,732	$—	$17,598
Depreciation and amortization expense	32,700	11,069	13,359	1,742	58,870
Interest (income) expense, net	825	2,057	(271)	40,281	42,892
Gain on divestitures	(921)	—	—	—	(921)
Gain on extinguishment and modification of debt	—	—	—	(151)	(151)
Share of net earnings of equity method investee	—	805	—	—	805
__________
(1)    During the three months ended September 30, 2026, the IAS operating group recorded commission revenue shared with other operating groups of $0.3 million and the UCTS operating group recorded commission revenue shared with other operating groups of $18.3 million. Commission revenue shared with other operating groups, and the related outside commissions, are eliminated through Corporate and Other.
(2)    All other (income) expense, net includes change in fair value of contingent consideration, gain (loss) on divestitures, other income (expense), net, share of net earnings of equity method investee and income tax expense (benefit).

	For the Three Months Ended September 30, 2025
(in thousands)	Insurance Advisory Solutions	Underwriting, Capacity & Technology Solutions	Mainstreet Insurance Solutions	Corporate and Other	Total
Revenues:
Commission revenue(1)	$116,878	$112,260	$65,403	$(17,102)	$277,439
Profit-sharing revenue	13,763	5,276	9,680	—	28,719
Consulting and service fee revenue	25,344	1,575	—	—	26,919
Policy fee and installment fee revenue	—	20,599	—	—	20,599
Assumed premium earned	—	5,863	—	—	5,863
Other income	1,155	353	1,346	(76)	2,778
Investment income	1,380	1,341	47	304	3,072
Total revenues	158,520	147,267	76,476	(16,874)	365,389
Expenses:
Inside advisor commissions	40,096	191	7,571	—	47,858
Fixed compensation	56,609	16,346	10,525	3,233	86,713
Benefits and other	17,764	7,773	6,466	2,820	34,823
Share-based compensation	8,436	5,097	1,952	6,532	22,017
Severance	587	968	7	58	1,620
Colleague compensation and benefits	123,492	30,375	26,521	12,643	193,031
Outside commissions(1)	2,151	75,492	18,646	(17,178)	79,111
Selling expense	5,716	1,522	3,363	2,289	12,890
Operating expense	13,336	16,757	6,123	6,237	42,453
Administrative expense	13,858	5,901	11,205	36,166	67,130
All other expense, net(2)	412	357	156	86	1,011
Total expense	158,965	130,404	66,014	40,243	395,626
Net income (loss)	$(445)	$16,863	$10,462	$(57,117)	$(30,237)

Other segment disclosures:
Loss on change in fair value of contingent consideration	$1,533	$447	$—	$—	$1,980
Depreciation and amortization expense	13,629	5,581	11,177	1,656	32,043
Interest expense, net	—	100	16	31,016	31,132
Loss on extinguishment and modification of debt	—	—	—	3,290	3,290
__________
(1)    During the three months ended September 30, 2025, the IAS operating group recorded commission revenue shared with other operating groups of $0.1 million and the UCTS operating group recorded commission revenue shared with other operating groups of $17.1 million. Commission revenue shared with other operating groups, and the related outside commissions, are eliminated through Corporate and Other.
(2)    All other expense, net includes change in fair value of contingent consideration, other income (expense), net and income tax expense (benefit).

	For the Nine Months Ended September 30, 2026
(in thousands)	Insurance Advisory Solutions	Underwriting, Capacity & Technology Solutions	Mainstreet Insurance Solutions	Corporate and Other	Total
Revenues:
Commission revenue(1)	$667,497	$328,435	$213,095	$(52,119)	$1,156,908
Profit-sharing revenue	55,307	13,205	16,448	—	84,960
Consulting and service fee revenue	124,138	4,837	220	—	129,195
Policy fee and installment fee revenue	—	64,789	—	—	64,789
Assumed premium earned	—	44,804	—	—	44,804
Other income	7,662	834	4,701	(678)	12,519
Investment income	6,744	4,455	91	973	12,263
Total revenues	861,348	461,359	234,555	(51,824)	1,505,438
Expenses:
Inside advisor commissions	211,515	2,170	24,292	—	237,977
Fixed compensation	231,332	57,172	31,253	7,523	327,280
Benefits and other	106,877	32,305	21,274	7,893	168,349
Share-based compensation	24,893	12,188	4,060	13,927	55,068
Severance	10,658	1,058	2,214	1,165	15,095
Colleague compensation and benefits	585,275	104,893	83,093	30,508	803,769
Outside commissions(1)	13,737	196,833	60,451	(52,797)	218,224
Selling expense	33,648	7,034	8,533	7,369	56,584
Operating expense	80,003	89,533	18,104	182,766	370,406
Administrative expense	101,367	38,641	39,243	132,997	312,248
All other (income) expense, net(2)	22,986	3,845	3,924	(147,029)	(116,274)
Total expense	837,016	440,779	213,348	153,814	1,644,957
Net income (loss)	$24,332	$20,580	$21,207	$(205,638)	$(139,519)

Other segment disclosures:
Loss on change in fair value of contingent consideration	$21,834	$6,315	$3,721	$—	$31,870
Depreciation and amortization expense	97,901	32,126	39,409	5,312	174,748
Interest (income) expense, net	2,488	5,778	(257)	119,449	127,458
Gain on divestitures	(921)	—	—	—	(921)
Loss on extinguishment and modification of debt	—	—	—	7,387	7,387
Share of net earnings of equity method investee	—	1,980	—	—	1,980
Capital expenditures	5,992	18,691	10,101	8,102	42,886
	At September 30, 2026
Total assets	$3,969,778	$1,197,689	$693,425	$81,511	$5,942,403
__________
(1)    During the nine months ended September 30, 2026, the IAS operating group recorded commission revenue shared with other operating groups of $0.7 million and the UCTS operating group recorded commission revenue shared with other operating groups of $52.1 million. Commission revenue shared with other operating groups, and the related outside commissions, are eliminated through Corporate and Other.
(2)    All other (income) expense, net includes change in fair value of contingent consideration, gain (loss) on divestitures, other income (expense), net, share of net earnings of equity method investee and income tax expense (benefit).

	For the Nine Months Ended September 30, 2025
(in thousands)	Insurance Advisory Solutions	Underwriting, Capacity & Technology Solutions	Mainstreet Insurance Solutions	Corporate and Other	Total
Revenues:
Commission revenue(1)	$446,886	$324,269	$198,362	$(53,973)	$915,544
Profit-sharing revenue	42,736	12,589	17,694	—	73,019
Consulting and service fee revenue	69,924	4,526	—	—	74,450
Policy fee and installment fee revenue	—	58,263	—	—	58,263
Assumed premium earned	—	15,668	—	—	15,668
Other income	6,596	1,122	4,692	(257)	12,153
Investment income	3,316	3,514	161	1,517	8,508
Total revenues	569,458	419,951	220,909	(52,713)	1,157,605
Expenses:
Inside advisor commissions	136,890	506	23,832	—	161,228
Fixed compensation	164,089	46,306	30,046	7,995	248,436
Benefits and other	67,428	26,345	19,155	9,492	122,420
Share-based compensation	19,193	10,775	4,860	16,944	51,772
Severance	1,805	1,898	502	240	4,445
Colleague earnout incentives	(1,671)	(108)	—	—	(1,779)
Colleague compensation and benefits	387,734	85,722	78,395	34,671	586,522
Outside commissions(1)	8,589	207,371	56,790	(54,230)	218,520
Selling expense	18,238	4,667	11,223	6,646	40,774
Operating expense	42,372	45,268	17,423	22,215	127,278
Administrative expense	41,739	16,055	26,561	103,011	187,366
All other (income) expense, net(2)	6,368	(474)	898	833	7,625
Total expense	505,040	358,609	191,290	113,146	1,168,085
Net income (loss)	$64,418	$61,342	$29,619	$(165,859)	$(10,480)

Other segment disclosures:
Loss (gain) on change in fair value of contingent consideration	$8,203	$(398)	$279	$—	$8,084
Depreciation and amortization expense	41,014	15,324	26,316	4,506	87,160
Interest (income) expense, net	(1)	319	50	92,060	92,428
Loss (gain) on divestitures	(1,901)	—	—	1,611	(290)
Loss on extinguishment and modification of debt	—	—	—	5,684	5,684
Capital expenditures	4,652	11,752	8,300	4,470	29,174
	At December 31, 2025
Total assets	$2,293,873	$758,085	$712,639	$97,623	$3,862,220
__________
(1)    During the nine months ended September 30, 2025, the IAS operating group recorded commission revenue shared with other operating groups of $0.3 million and the UCTS operating group recorded commission revenue shared with other operating groups of $54.0 million. Commission revenue shared with other operating groups, and the related outside commissions, are eliminated through Corporate and Other.
(2)    All other (income) expense, net includes change in fair value of contingent consideration, gain (loss) on divestitures, other income (expense), net and income tax expense (benefit).

20. Captive Insurance Operations
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
As of September 30, 2026 and December 31, 2025, assumed premium receivable was $23.7 million and $18.5 million, respectively, which is included as a component of assumed premiums, commissions and fees receivable, net on the condensed consolidated balance sheets. As of December 31, 2025, the assumed premium receivable was accounted for as a funds withheld receivable, net of actual claims paid. As of September 30, 2026 and December 31, 2025, assumed premium unearned was $23.5 million and $1.9 million, respectively, which is included as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets.
Assumed premium earned was $15.3 million and $5.9 million for the three months ended September 30, 2026 and 2025, respectively, and $44.8 million and $15.7 million for the nine months ended September 30, 2026 and 2025, respectively. Assumed premium earned is included in commissions and fees in the condensed consolidated statements of comprehensive loss. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such adjustments are made. No favorable or unfavorable development relating to insured events of prior fiscal years was recognized during the nine months ended September 30, 2026 or 2025.
The table below provides a rollforward of unpaid losses and loss adjustment reserve:

	For the Nine Months Ended September 30,
(in thousands)	2026	2025
Balance at beginning of period	$13,072	$—
Incurred losses and loss adjustment expense	20,491	13,915
Actual claims paid	(14,131)	(3,082)
Balance at end of period	$19,432	$10,833
In December 2024, the initial funding to capitalize the Captive was $12.1 million, provided by Baldwin Holdings substantially in the form of a letter of credit. As of September 30, 2026 and December 31, 2025, the Captive maintained capital in excess of the minimum statutory amount required by regulatory authorities of $32.9 million and $8.0 million, respectively, and the statutory capital and surplus of the Captive, as allowed by prescribed practices by the Tennessee Department of Commerce and Insurance, was $38.5 million and $10.0 million, respectively.
21. Subsequent Events
On November 4, 2026, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), applicable to the Go-Private Transaction expired. As a result, the closing condition relating to the expiration or termination of the HSR Act waiting period has been satisfied. Completion of the Go-Private Transaction remains subject to stockholder approval, the receipt of other required regulatory approvals and the satisfaction or waiver of other customary closing conditions.

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
We represent over three million clients across the United States and internationally. Our team comprises approximately 5,000 colleagues—including those who joined us through our January 2026 partnerships. Among them are approximately 700 risk advisors, who are fiercely independent, relentlessly competitive and “insurance geeks.” We have approximately 115 offices in 23 states, all of which are equipped to provide diversified products and services to empower our clients at every stage through our three operating groups.
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
•Underwriting, Capacity & Technology Solutions (“UCTS”) consists of three distinct divisions—MSI, our Capacity Solutions group (which includes our reinsurance brokerage business, Juniper Re; our reinsurance MGA business, MultiStrat; and our captive management business), and the Captive business. Through MSI, we manufacture proprietary, technology-enabled insurance products that are then distributed (in many instances via technology and/or API integrations) internally via our risk advisors across our other operating groups and externally via select distribution partners, with a focus on sheltered channels where our products deliver speed, ease of use and certainty of execution. An example of this is our national embedded renters insurance product sold at point of lease via integrations with property management software providers. As a prominent growth driver for the Company, we have invested heavily in the expansion of our MGA product suite, which comprises more than 20 products across commercial, personal and professional lines.

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
PROPOSED MERGER
On September 14, 2026, we entered into the Merger Agreement pursuant to which, upon the terms and subject to the conditions therein, an investor group led by Sequence AI Holdings, Inc. and DFO Management, LLC has agreed to acquire Baldwin in an all-cash take-private transaction. Under the terms of the Merger Agreement, our stockholders will receive $32.50 per share in cash, subject to the terms and conditions of the Merger Agreement. The Go-Private Transaction is expected to close during the first quarter of 2027, subject to stockholder approval, regulatory approvals and other customary closing conditions. Upon completion of the Go-Private Transaction, our common stock will cease trading on Nasdaq and Baldwin will become privately held. We continue to operate in the ordinary course of business pending completion of the Go-Private Transaction.
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
We completed five partnerships for an aggregate purchase price of $1.6 billion during the nine months ended September 30, 2026. Three of the partnerships were accounted for as business combinations and are discussed further below. The operating results of these partnerships have been included in the condensed consolidated statements of comprehensive loss from their respective acquisition dates.

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
RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements for the nine months ended September 30, 2026 and 2025 and the related notes and other financial information included elsewhere in this report.
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

The following is a discussion of our consolidated results of operations for the three and nine months ended September 30, 2026 and 2025. Consolidated results of operations for the three and nine months ended September 30, 2026 include the results of the CAC Group, Capstone and Obie partnerships from their respective acquisition dates.

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
(in thousands)	2026	2025	Amount	%	2026	2025	Amount	%
Revenues:
Core commissions and fees	$442,283	$330,820	$111,463	34%	$1,395,696	$1,063,925	$331,771	31%
Profit-sharing and other income	33,242	31,497	1,745	6%	97,479	85,172	12,307	14%
Commissions and fees	475,525	362,317	113,208	31%	1,493,175	1,149,097	344,078	30%
Investment income	4,739	3,072	1,667	54%	12,263	8,508	3,755	44%
Total revenues	480,264	365,389	114,875	31%	1,505,438	1,157,605	347,833	30%

Operating expenses:
Colleague compensation and benefits	255,834	193,031	62,803	33%	803,769	586,522	217,247	37%
Outside commissions	79,747	79,111	636	1%	218,224	218,520	(296)	—%
Other operating expenses	111,424	56,008	55,416	99%	429,645	170,146	259,499	153%
Amortization expense	56,420	30,394	26,026	86%	167,494	82,286	85,208	104%
Change in fair value of contingent consideration	17,598	1,980	15,618	n/m	31,870	8,084	23,786	294%
Depreciation expense	2,450	1,649	801	49%	7,254	4,874	2,380	49%
Total operating expenses	523,473	362,173	161,300	45%	1,658,256	1,070,432	587,824	55%

Operating income (loss)	(43,209)	3,216	(46,425)	n/m	(152,818)	87,173	(239,991)	(275)%

Other income (expense):
Interest expense, net	(42,892)	(31,132)	(11,760)	38%	(127,458)	(92,428)	(35,030)	38%
Gain on divestitures	921	—	921	—%	921	290	631	218%
Gain (loss) on extinguishment and modification of debt	151	(3,290)	3,441	(105)%	(7,387)	(5,684)	(1,703)	30%
Other income (expense), net	4	860	(856)	(100)%	(1,772)	745	(2,517)	n/m
Total other expense, net	(41,816)	(33,562)	(8,254)	25%	(135,696)	(97,077)	(38,619)	40%
Loss before income taxes and share of net earnings of equity method investee	(85,025)	(30,346)	(54,679)	180%	(288,514)	(9,904)	(278,610)	n/m
Share of net earnings of equity method investee	805	109	696	n/m	1,980	109	1,871	n/m
Loss before income taxes	(84,220)	(30,237)	(53,983)	179%	(286,534)	(9,795)	(276,739)	n/m
Less: income tax expense (benefit)	(2,578)	—	(2,578)	—%	(147,015)	685	(147,700)	n/m
Net loss	$(81,642)	$(30,237)	$(51,405)	170%	$(139,519)	$(10,480)	$(129,039)	n/m
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
Commissions and fees increased $113.2 million, or 31%, for the quarter ended September 30, 2026 compared to the same period of 2025, driven by commissions and fees contributed by partnership activity of $91.7 million and organic growth in core commissions and fees of $24.5 million, offset in part by a decline in organic profit-sharing and other revenue of $3.0 million.
Commissions and fees increased $344.1 million, or 30%, for the year-to-date period ended September 30, 2026 compared to the same period of 2025, driven by commissions and fees contributed by partnership activity of $309.9 million and organic growth in core commissions and fees of $35.5 million, offset in part by a decline in organic profit-sharing and other revenue of $1.4 million.
Colleague Compensation and Benefits
Colleague compensation and benefits is our largest expense. It consists of (i) base compensation comprising salary, bonuses and benefits paid and payable to colleagues, and commissions paid to colleagues, and (ii) equity-based compensation associated with the grants of restricted and unrestricted stock awards to senior management, colleagues, risk advisors and directors. We operate in competitive labor markets and must maintain competitive compensation and benefits as we expand geographically, develop new products and services, and navigate inflationary pressures. We expect these factors to be partially offset by role transformation and the benefits of our $3B/30 Catalyst Program, including automation, business process optimization, and artificial intelligence initiatives that directly impact colleague compensation.
Colleague compensation and benefits expense increased $62.8 million, or 33%, for the quarter ended September 30, 2026 compared to the same period of 2025. Partnership activity contributed $64.1 million to the increase in colleague compensation and benefits. After excluding partnership activity, colleague compensation and benefits decreased $1.4 million, driven by lower colleague compensation of $4.8 million related to benefits from our $3B/30 Catalyst Program and inside advisor commissions of $1.9 million, offset in part by higher performance bonuses of $3.4 million and elevated health plan costs of $1.4 million.
Colleague compensation and benefits expense increased $217.2 million, or 37%, for the year-to-date period ended September 30, 2026 compared to the same period of 2025. Partnership activity contributed $204.1 million to the increase in colleague compensation and benefits. After excluding partnership activity, colleague compensation and benefits increased $13.1 million, primarily resulting from elevated health plan costs of $8.6 million, higher costs relating to severance of $3.4 million, inside advisor commissions of $1.7 million and colleague compensation of $1.6 million from the overall growth of the business, offset in part by lower temporary help of $3.6 million.
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
Other operating expenses increased $55.4 million for the quarter ended September 30, 2026 compared to the same period of 2025. Partnership activity contributed $13.6 million to the increase in other operating expenses. After excluding partnership activity, other operating expenses increased $41.8 million, driven by higher professional fees of $25.2 million due to increased legal spend primarily relating to the Go-Private Transaction, higher Captive-related operating expenses of $7.0 million, technology and software-related costs of $2.2 million, legal settlement expense of $2.2 million, and licenses and taxes of $2.0 million from the growth in UCTS.

Other operating expenses increased $259.5 million for the year-to-date period ended September 30, 2026 compared to the same period of 2025. Partnership activity contributed $46.2 million to the increase in other operating expenses. After excluding partnership activity, other operating expenses increased $213.3 million, driven by $128.8 million of additional Tax Receivable Agreement expense during 2026, $40.2 million of professional fees due to the Go-Private Transaction and other increased legal spend, $23.5 million of Captive-related operating expenses, $8.2 million of technology and software-related cost, and $7.7 million of transaction-related insurance premiums incurred in connection with the CAC Group partnership. The increase in Tax Receivable Agreement expense relates to the recognition of a liability associated with expected future payments under the agreement. Historically, such amounts were not recorded as we did not expect to realize sufficient cash tax benefits. During the period, changes in our tax profile, including the recognition of deferred tax liabilities, resulted in management concluding that a significant portion of the tax benefits associated with prior exchanges is expected to be realized. Accordingly, we recorded a liability representing our estimated obligation to share such realized tax benefits with LLC Members. This amount was recorded to other operating expense as it reflects the recognition of previously unrecorded obligations, while future amounts arising from new redemptions or exchanges will be recorded through stockholders’ equity and subsequent changes in any of our estimates after the date of the redemption or exchange, as well as any interest accrued on the Tax Receivable Agreement between our annual tax filing date and the Tax Receivable Agreement payment date, will be recognized in the condensed consolidated statements of comprehensive loss.
Amortization Expense
Amortization expense increased $26.0 million and $85.2 million for the quarter and year-to-date periods ended September 30, 2026 compared to the same periods of 2025, respectively, driven primarily by the impact of intangible assets recognized in connection with recent partnerships, including those completed in 2025 that are not reflected in our results for the full comparative period. The increase also reflects higher amortization of internally developed software placed into service over the past year.
Change in Fair Value of Contingent Consideration
The change in fair value of contingent consideration was a $17.6 million loss for the quarter ended September 30, 2026 compared to a $2.0 million loss for the same period of 2025, and a $31.9 million loss for the year-to-date period ended September 30, 2026 compared to an $8.1 million loss for the same period of 2025. The fair value losses for the quarter and year-to-date periods of 2026 reflect improved projected operating performance for certain acquired businesses, which increased the estimated earnout obligations, in addition to accretion of certain contingent earnout obligations approaching their respective measurement dates, offset in part by an increase in interest rates. In addition, the change in fair value of contingent consideration relating to the CAC Group partnership includes an assumption for acceleration due to a likely change in control associated with the potential consummation of the Go-Private Transaction.
Interest Expense, Net
Interest expense, net, increased $11.8 million and $35.0 million for the quarter and year-to-date periods ended September 30, 2026 compared to the same periods of 2025, respectively, resulting from higher average borrowings, offset in part by a lower average interest rate. We expect interest expense to grow in the near term on a year-over-year basis due to higher borrowings under the JPM Credit Facility to fund partnership opportunities and the settlement of deferred payment obligations.
Loss on Extinguishment and Modification of Debt
Losses on extinguishment and modification of debt of $7.4 million for the year-to-date period of 2026 and $5.7 million for the same period of 2025 relate to debt refinancing transactions completed during those periods.
Income Tax Benefit
We recognized an income tax benefit of $147.0 million for the year-to-date period ended September 30, 2026 related to the CAC Group and Obie partnerships completed in January 2026. In connection with these partnerships, we recognized $142.2 million of deferred tax liabilities associated with acquired intangible assets, providing an additional source of future taxable income. This prompted a reassessment of the realizability of our deferred tax assets from which we concluded that sufficient positive evidence existed to support the realizability of the majority of those assets. As a result, we released a significant portion of our related valuation allowance and recognized an income tax benefit. The income tax benefit was partially offset by the change in deferred tax liabilities recognized in connection with the CAC Group and Obie partnerships. The valuation allowance release also caused a shift in our overall position from a net deferred tax asset to a net deferred tax liability.

NON-GAAP FINANCIAL MEASURES
Organic revenue, organic revenue growth, adjusted EBITDA, adjusted EBITDA margin, adjusted net income and adjusted diluted earnings per share (“EPS”) are not measures of financial performance under GAAP and should not be considered substitutes for GAAP measures, including commissions and fees (for organic revenue and organic revenue growth), net income (loss) (for adjusted EBITDA and adjusted EBITDA margin), net income (loss) attributable to Baldwin (for adjusted net income) or diluted earnings (loss) per share (for adjusted diluted EPS), which we consider to be the most directly comparable GAAP measures. These non-GAAP financial measures have limitations as analytical tools, and when assessing our operating performance, you should not consider these non-GAAP financial measures in isolation or as substitutes for commissions and fees, net income (loss), net income (loss) attributable to Baldwin, diluted earnings (loss) per share or other consolidated income statement data prepared in accordance with GAAP. Other companies in our industry may define or calculate these non-GAAP financial measures differently than we do, and accordingly, these measures may not be comparable to similarly titled measures used by other companies.
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
Adjusted EBITDA margin is calculated as adjusted EBITDA divided by total revenues. Adjusted EBITDA margin is a key metric used by management and our board of directors to assess our financial performance. We believe that adjusted EBITDA margin is an appropriate measure of operating performance because it eliminates the impact of income and expenses that do not relate to business performance, and that the presentation of this measure enhances an investor’s understanding of our financial performance. We believe that adjusted EBITDA margin is helpful in measuring profitability of operations on a consolidated level.
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

We define adjusted net income as net income (loss) attributable to Baldwin adjusted for depreciation, amortization, change in fair value of contingent consideration and certain items of income and expense, including share-based compensation expense, transaction-related partnership and integration expenses, transformation costs, severance, and certain non-recurring items that, in the opinion of management, significantly affect the period-over-period assessment of operating results, and the related tax effect of those adjustments. We believe that adjusted net income is an appropriate measure of operating performance because it eliminates the impact of income and expenses that do not relate to business performance.
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
Organic Revenue and Organic Revenue Growth
The following table reconciles organic revenue and organic revenue growth to commissions and fees, which we consider to be the most directly comparable GAAP financial measure:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except percentages)	2026	2025	2026	2025
Commissions and fees	$475,525	$362,317	$1,493,175	$1,149,097
Partnership commissions and fees(1)	(91,690)	(12,222)	(309,930)	(14,202)
Organic revenue	$383,835	$350,095	$1,183,245	$1,134,895
Organic revenue growth(2)	$21,519	$15,177	$34,149	$91,369
Organic revenue growth %(2)	6%	5%	3%	9%
__________
(1)    Includes the first 12 months of such commissions and fees generated from newly acquired partners.
(2)    Organic revenue for the three and nine months ended September 30, 2025 used to calculate organic revenue growth for the three and nine months ended September 30, 2026 was $362.3 million and $1.149 billion, respectively, which is adjusted to exclude commissions and fees from divestitures that occurred during 2025 and 2026.

Adjusted EBITDA and Adjusted EBITDA Margin
The following table reconciles adjusted EBITDA and adjusted EBITDA margin to net loss, which we consider to be the most directly comparable GAAP financial measure:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except percentages)	2026	2025	2026	2025
Revenues	$480,264	$365,389	$1,505,438	$1,157,605

Net loss	$(81,642)	$(30,237)	$(139,519)	$(10,480)
Adjustments to net loss:
Amortization expense	56,420	30,394	167,494	82,286
Interest expense, net(1)	43,638	31,971	128,985	93,267
Share-based compensation	21,549	22,017	55,068	51,772
Change in fair value of contingent consideration	17,598	1,980	31,870	8,084
Transaction-related partnership and integration expenses	8,708	2,376	31,576	7,894
Go-Private Transaction costs	21,003	—	21,003	—
Transaction closing costs	—	—	17,668	—
Income and other taxes(2)	(1,158)	470	(14,222)	3,289
Transformation costs(3)	2,921	3,638	12,421	4,410
Loss (gain) on extinguishment and modification of debt	(151)	3,290	7,387	5,684
Depreciation expense	2,450	1,649	7,254	4,874
Severance	1,524	1,620	7,213	4,445
Gain on divestitures	(921)	—	(921)	(290)
Impairment of right-of-use assets	546	66	546	1,254
Colleague earnout incentives	—	—	—	(1,779)
Other(4)	14,372	3,286	27,022	17,117
Adjusted EBITDA	$106,857	$72,520	$360,845	$271,827

Net loss margin	(17)%	(8)%	(9)%	(1)%
Adjusted EBITDA margin	22%	20%	24%	23%
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

Adjusted Net Income and Adjusted Diluted EPS
The following table reconciles adjusted net income to net loss attributable to Baldwin and reconciles adjusted diluted EPS to diluted loss per share, which we consider to be the most directly comparable GAAP financial measures:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Net loss attributable to Baldwin	$(58,121)	$(18,727)	$(94,775)	$(7,952)
Net loss attributable to noncontrolling interests	(23,521)	(11,510)	(44,744)	(2,528)
Amortization expense	56,420	30,394	167,494	82,286
Share-based compensation	21,549	22,017	55,068	51,772
Change in fair value of contingent consideration	17,598	1,980	31,870	8,084
Transaction-related partnership and integration expenses	8,708	2,376	31,576	7,894
Go-Private Transaction costs	21,003	—	21,003	—
Transaction closing costs	—	—	17,668	—
Income tax expense(1)	(1,528)	—	(15,638)	1,885
Transformation costs(2)	2,921	3,638	12,421	4,410
Other amortization/accretion, net	3,090	486	10,599	3,329
Loss (gain) on extinguishment and modification of debt	(151)	3,290	7,387	5,684
Depreciation expense	2,450	1,649	7,254	4,874
Severance	1,524	1,620	7,213	4,445
Gain on divestitures	(921)	—	(921)	(290)
Impairment of right-of-use assets	546	66	546	1,254
Colleague earnout incentives	—	—	—	(1,779)
Other(3)	14,372	3,286	27,022	17,117
Adjusted pre-tax income	65,939	40,565	241,043	180,485
Adjusted income taxes(4)	6,528	4,016	23,863	17,868
Adjusted net income	$59,411	$36,549	$217,180	$162,617

Weighted-average shares of Class A common stock outstanding - diluted	92,929	68,605	93,160	67,572
Dilutive weighted-average shares of Class A common stock	5,257	3,265	4,166	3,320
Exchange of Class B common stock(5)	42,645	47,234	44,315	47,991
Adjusted diluted weighted-average shares outstanding	140,831	119,104	141,641	118,883

Diluted loss per share	$(0.63)	$(0.27)	$(1.02)	$(0.12)
Effect of exchange of Class B common stock and net loss attributable to noncontrolling interests per share	0.05	0.02	0.03	0.03
Other adjustments to loss per share	1.05	0.59	2.69	1.61
Adjusted income taxes per share	(0.05)	(0.03)	(0.17)	(0.15)
Adjusted diluted EPS	$0.42	$0.31	$1.53	$1.37
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
IAS results of operations for the three and nine months ended September 30, 2026 include the results of the CAC Group and Capstone partnerships.

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
(in thousands, except percentages)	2026	2025	Amount	%	2026	2025	Amount	%
Revenues:
Core commissions and fees	$231,751	$142,222	$89,529	63%	$791,635	$516,810	$274,825	53%
Profit-sharing and other income	20,321	14,918	5,403	36%	62,969	49,332	13,637	28%
Commissions and fees	252,072	157,140	94,932	60%	854,604	566,142	288,462	51%
Investment income	2,737	1,380	1,357	98%	6,744	3,316	3,428	103%
Total revenues	254,809	158,520	96,289	61%	861,348	569,458	291,890	51%

Operating expenses:
Colleague compensation and benefits	183,207	123,492	59,715	48%	585,275	387,734	197,541	51%
Outside commissions	5,108	2,151	2,957	137%	13,737	8,589	5,148	60%
Other operating expenses	34,600	19,281	15,319	79%	114,629	61,336	53,293	87%
Amortization expense	31,692	13,316	18,376	138%	94,895	40,075	54,820	137%
Change in fair value of contingent consideration	16,431	1,533	14,898	n/m	21,834	8,203	13,631	166%
Depreciation expense	1,008	313	695	222%	3,006	939	2,067	220%
Total operating expenses	272,046	160,086	111,960	70%	833,376	506,876	326,500	64%

Operating income (loss)	(17,237)	(1,566)	(15,671)	n/m	27,972	62,582	(34,610)	(55)%
Total other income (expense), net	566	1,121	(555)	(50)%	(3,556)	1,852	(5,408)	(292)%
Income (loss) before income taxes and share of net earnings of equity method investee	$(16,671)	$(445)	$(16,226)	n/m	$24,416	$64,434	$(40,018)	(62)%
__________
n/m    not meaningful
Commissions and Fees
IAS generates (i) commissions for placing insurance policies on behalf of its insurance company partners; (ii) profit-sharing income based on either the underlying book of business or performance, such as loss ratios; and (iii) fees from consulting and service fee arrangements, which are in place with certain clients for a negotiated fee.
IAS commissions and fees increased $94.9 million, or 60%, for the quarter ended September 30, 2026 compared to the same period of 2025, primarily due to the partnership contribution of $83.5 million. Core commissions and fees benefited from a 70 bps tailwind in underlying rate and exposure and increased construction project work during the current quarter, in addition to 25% sales velocity (new business as a percentage of prior year commissions and fees), which compared to 20% in the prior-year period.
IAS commissions and fees increased $288.5 million, or 51%, for the year-to-date period ended September 30, 2026 compared to the same period of 2025, primarily due to the partnership contribution of $272.4 million. Core commissions and fees benefited from 19% sales velocity and an uptick in construction project work. Organic growth was pressured by a 90 bps headwind in underlying rate and exposure during the current period resulting from continued rate softness, notably in commercial property lines.

Colleague Compensation and Benefits
Colleague compensation and benefits expense for IAS increased $59.7 million for the quarter ended September 30, 2026 compared to the same period of 2025, primarily due to partnership activity, which contributed $59.8 million to the increase in colleague compensation and benefits. After excluding partnership activity, colleague compensation and benefits expense was flat.
Colleague compensation and benefits expense for IAS increased $197.5 million for the year-to-date period ended September 30, 2026 compared to the same period of 2025, primarily due to partnership activity, which contributed $186.1 million to the increase in colleague compensation and benefits. After excluding partnership activity, colleague compensation and benefits expense increased $11.4 million, primarily due to elevated health plan costs of $4.9 million, higher inside advisor commissions of $2.7 million driven by growth, severance of $1.8 million and performance bonuses of $1.2 million.
Other Operating Expenses
Other operating expenses for IAS increased $15.3 million for the quarter ended September 30, 2026 compared to the same period of 2025, primarily due to partnership activity, which contributed $11.7 million to the increase in other operating expenses. After excluding partnership activity, other operating expenses increased $3.6 million, primarily due to higher technology and software-related costs of $1.2 million, receivable related adjustments of $1.2 million and travel and entertainment expense of $0.8 million.
Other operating expenses for IAS increased $53.3 million for the year-to-date period ended September 30, 2026 compared to the same period of 2025, primarily due to partnership activity, which contributed $40.1 million to the increase in other operating expenses. After excluding partnership activity, other operating expenses increased $13.2 million, primarily due to higher professional fees of $6.5 million from increased legal spend, technology and software-related costs of $4.7 million and travel and entertainment expense of $2.1 million.
Amortization Expense
IAS amortization expense increased $18.4 million and $54.8 million for the quarter and year-to-date periods ended September 30, 2026 compared to the same periods of 2025, respectively, primarily due to the impact of intangible assets recognized in connection with partnership activity in the first quarter of 2026.
Change in Fair Value of Contingent Consideration
The change in fair value of contingent consideration for IAS was a $16.4 million loss for the quarter ended September 30, 2026 compared to a $1.5 million loss for the same period of 2025, and a $21.8 million loss for the year-to-date period ended September 30, 2026 compared to an $8.2 million loss for the same period of 2025. The fair value losses for the quarter and year-to-date periods of 2026 reflect improved projected operating performance for certain acquired businesses, which increased the estimated earnout obligations, in addition to accretion of certain contingent earnout obligations approaching their respective measurement dates, offset in part by an increase in interest rates. In addition, the change in fair value of contingent consideration relating to the CAC Group partnership includes an assumption for acceleration due to a likely change in control associated with the potential consummation of the Go-Private Transaction.
UNDERWRITING, CAPACITY & TECHNOLOGY SOLUTIONS OPERATING GROUP RESULTS
UCTS consists of three distinct divisions—MSI, our Capacity Solutions group (which includes our reinsurance brokerage business, Juniper Re; our reinsurance MGA business, MultiStrat; and our captive management business), and the Captive business. Through MSI, we manufacture proprietary, technology-enabled insurance products with a focus on sheltered channels where our products deliver speed, ease of use and certainty of execution, an example of which is our national embedded renters insurance product sold at point of lease via integrations with property management software providers. Our MGA product suite comprises more than 20 products across personal, commercial and professional lines.

UCTS results of operations for the three and nine months ended September 30, 2026 include the results of the Obie partnership.

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
(in thousands, except percentages)	2026	2025	Amount	%	2026	2025	Amount	%
Revenues:
Core commissions and fees	$158,682	$140,297	$18,385	13%	$442,865	$402,726	$40,139	10%
Profit-sharing and other income	5,791	5,629	162	3%	14,039	13,711	328	2%
Commissions and fees	164,473	145,926	18,547	13%	456,904	416,437	40,467	10%
Investment income	1,696	1,341	355	26%	4,455	3,514	941	27%
Total revenues	166,169	147,267	18,902	13%	461,359	419,951	41,408	10%

Operating expenses:
Colleague compensation and benefits	35,843	30,375	5,468	18%	104,893	85,722	19,171	22%
Outside commissions	72,522	75,492	(2,970)	(4)%	196,833	207,371	(10,538)	(5)%
Other operating expenses	34,628	18,499	16,129	87%	97,304	50,347	46,957	93%
Amortization expense	10,855	5,410	5,445	101%	31,549	14,840	16,709	113%
Change in fair value of contingent consideration	(565)	447	(1,012)	(226)%	6,315	(398)	6,713	n/m
Depreciation expense	214	171	43	25%	577	484	93	19%
Total operating expenses	153,497	130,394	23,103	18%	437,471	358,366	79,105	22%

Operating income	12,672	16,873	(4,201)	(25)%	23,888	61,585	(37,697)	(61)%
Total other expense, net	(2,096)	(119)	(1,977)	n/m	(5,288)	(352)	(4,936)	n/m
Income before income taxes and share of net earnings of equity method investee	$10,576	$16,754	$(6,178)	(37)%	$18,600	$61,233	$(42,633)	(70)%
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
UCTS commissions and fees increased $18.5 million, or 13%, for the quarter ended September 30, 2026 compared to the same period of 2025, primarily due to total growth in core commissions and fees of $18.4 million, which includes the partnership contribution of $6.9 million. Organic growth in core commissions and fees includes $9.4 million from the Captive and $3.6 million from MSI, offset in part by a $2.8 million reduction in our Capacity Solutions group.
UCTS commissions and fees increased $40.5 million, or 10%, for the year-to-date period ended September 30, 2026 compared to the same period of 2025, primarily due to total growth in core commissions and fees of $40.1 million, which includes the partnership contribution of $21.4 million. Organic growth in core commissions and fees includes $29.1 million from the Captive, offset in part by a $5.9 million reduction in our Capacity Solutions group and a $2.7 million reduction in MSI primarily driven by weakness in our E&S home programs as a result of the current property rate environment.

Colleague Compensation and Benefits
Colleague compensation and benefits expense for UCTS increased $5.5 million for the quarter ended September 30, 2026 compared to the same period of 2025, primarily due to partnership activity, which contributed $4.4 million to the increase in colleague compensation and benefits. After excluding partnership activity, colleague compensation and benefits increased $1.1 million, driven by higher colleague compensation of $0.8 million from the growth in UCTS, and elevated health plan costs of $0.4 million.
Colleague compensation and benefits expense for UCTS increased $19.2 million for the year-to-date period ended September 30, 2026 compared to the same period of 2025, primarily due to partnership activity, which contributed $15.6 million to the increase in colleague compensation and benefits. After excluding partnership activity, colleague compensation and benefits increased $3.5 million, driven by higher colleague compensation of $5.1 million from the growth in UCTS, and elevated health plan costs of $1.6 million, offset in part by lower temporary help of $2.6 million.
Outside Commissions
Outside commissions for UCTS decreased $3.0 million and $10.5 million for the quarter and year-to-date periods ended September 30, 2026 compared to the same periods of 2025, respectively. Partnership activity contributed $5.0 million and $13.6 million to outside commissions for the quarter and year-to-date periods, respectively. After excluding partnership activity, outside commissions decreased $8.0 million and $24.2 million for the quarter and year-to-date periods, respectively. Outside commissions fluctuated at a lower rate than core commissions and fees reflecting continued benefits from scale, a shift in product mix, and increased contributions from the non-MSI business (which generally does not have significant outside commissions).
Other Operating Expenses
Other operating expenses for UCTS increased $16.1 million for the quarter ended September 30, 2026 compared to the same period of 2025. Partnership activity contributed $1.9 million to the increase in other operating expenses. After excluding partnership activity, other operating expenses increased $14.2 million, driven primarily by higher Captive-related operating expenses of $7.0 million, licenses and taxes of $2.4 million, professional fees of $2.3 million from increased legal spend, and technology and software-related costs of $1.2 million.
Other operating expenses for UCTS increased $47.0 million for the year-to-date period ended September 30, 2026 compared to the same period of 2025. Partnership activity contributed $6.1 million to the increase in other operating expenses. After excluding partnership activity, other operating expenses increased $40.8 million, driven primarily by higher Captive-related operating expenses of $23.5 million, professional fees of $7.3 million from increased legal spend, technology and software-related costs of $4.9 million and licenses and taxes of $1.8 million.
Amortization Expense
UCTS amortization expense increased $5.4 million and $16.7 million for the quarter and year-to-date periods ended September 30, 2026 compared to the same periods of 2025, respectively, primarily due to the impact of intangible assets recognized in connection with partnership activity in the first quarter of 2026, as well as higher amortization of internally developed software placed in service over the past year.
Change in Fair Value of Contingent Consideration
The change in fair value of contingent consideration for UCTS was a $0.6 million gain for the quarter ended September 30, 2026 compared to a $0.4 million loss for the same period of 2025, and a $6.3 million loss for the year-to-date period ended September 30, 2026 compared to a $0.4 million gain for the same period of 2025. The fair value loss for the year-to-date period of 2026 reflects improved projected operating performance for certain acquired businesses, which increased the estimated earnout obligations.

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

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
(in thousands, except percentages)	2026	2025	Amount	%	2026	2025	Amount	%
Revenues:
Core commissions and fees	$70,125	$65,403	$4,722	7%	$213,315	$198,362	$14,953	8%
Profit-sharing and other income	7,406	11,026	(3,620)	(33)%	21,149	22,386	(1,237)	(6)%
Commissions and fees	77,531	76,429	1,102	1%	234,464	220,748	13,716	6%
Investment income	39	47	(8)	(17)%	91	161	(70)	(43)%
Total revenues	77,570	76,476	1,094	1%	234,555	220,909	13,646	6%

Operating expenses:
Colleague compensation and benefits	26,218	26,521	(303)	(1)%	83,093	78,395	4,698	6%
Outside commissions	20,668	18,646	2,022	11%	60,451	56,790	3,661	6%
Other operating expenses	8,956	9,498	(542)	(6)%	26,728	28,841	(2,113)	(7)%
Amortization expense	13,077	10,997	2,080	19%	38,678	25,777	12,901	50%
Change in fair value of contingent consideration	1,732	—	1,732	—%	3,721	279	3,442	n/m
Depreciation expense	282	180	102	57%	731	539	192	36%
Total operating expenses	70,933	65,842	5,091	8%	213,402	190,621	22,781	12%

Operating income	6,637	10,634	(3,997)	(38)%	21,153	30,288	(9,135)	(30)%
Total other income (expense), net	(16)	(172)	156	(91)%	54	(668)	722	(108)%
Income before income taxes and share of net earnings of equity method investee	$6,621	$10,462	$(3,841)	(37)%	$21,207	$29,620	$(8,413)	(28)%
__________
n/m    not meaningful
Commissions and Fees
MIS generates (i) commissions for placing insurance policies on behalf of its insurance company partners; (ii) profit-sharing income based on either the underlying book of business or performance, such as loss ratios; (iii) fees from service fee arrangements; and (iv) commissions and fees in the form of marketing income, which is earned through co-branded marketing campaigns with our insurance company partners.
MIS commissions and fees increased $1.1 million, or 1%, for the quarter ended September 30, 2026 compared to the same period of 2025. MIS core commissions and fees increased a total of $4.7 million resulting from our Westwood business (accounting for $4.7 million of the increase in core commissions and fees), the recently acquired Hippo’s Homebuilder Distribution Network (accounting for $1.2 million of the increase in core commissions and fees) and our Mainstreet business (accounting for $0.5 million of the increase in core commissions and fees), partially offset by lower core commissions and fees from our Medicare business of $2.0 million. The Medicare business has been significantly disrupted by government funding rates associated with Medicare Advantage products, which has caused elevated churn. The increase in core commissions and fees was offset partially by a decrease in profit-sharing and other of $3.6 million.

MIS commissions and fees increased $13.7 million, or 6%, for the year-to-date period ended September 30, 2026 compared to the same period of 2025. MIS core commissions and fees increased a total of $15.0 million resulting from the recently acquired Hippo’s Homebuilder Distribution Network (accounting for $15.2 million of the increase in core commissions and fees), our Westwood business (accounting for $4.7 million of the increase in core commissions and fees), and our Mainstreet business (accounting for $2.0 million of the increase in core commissions and fees), partially offset by lower core commissions and fees from our Medicare business of $7.2 million. The Medicare business has been significantly disrupted by government funding rates associated with Medicare Advantage products, which has caused elevated churn. In addition, during the first half of 2026, the Westwood business was impacted by reduced commissions received from QBE Insurance Corporation and its affiliates on the portion of our builder-sourced homeowners book of business we are rolling into the Reciprocal. The increase in core commissions and fees was offset partially by a decrease in profit-sharing and other of $1.2 million.
Colleague Compensation and Benefits
Colleague compensation and benefits expense for MIS increased $4.7 million for the year-to-date period ended September 30, 2026 compared to the same period of 2025. Partnership activity contributed $2.4 million to the increase in colleague compensation and benefits. After excluding partnership activity, colleague compensation and benefits increased $2.3 million primarily due to higher severance of $1.7 million and elevated health plan costs of $1.6 million.
Other Operating Expenses
Other operating expenses for MIS decreased $2.1 million for the year-to-date period ended September 30, 2026 compared to the same period of 2025 driven primarily by lower advertising and marketing expense and legal settlement expense.
Amortization Expense
MIS amortization expense increased $2.1 million and $12.9 million for the quarter and year-to-date periods ended September 30, 2026 compared to the same periods of 2025, respectively, primarily due to the impact of intangible assets recognized in connection with partnership activity completed during the third quarter of 2025, as well as higher amortization of internally developed software placed into service over the past year.
Change in Fair Value of Contingent Consideration
The change in fair value of contingent consideration for MIS was a $1.7 million loss for the quarter ended September 30, 2026 and a $3.7 million loss for the year-to-date period ended September 30, 2026. The fair value losses for the quarter and year-to-date periods of 2026 reflect improved projected operating performance for certain acquired businesses, which increased the estimated earnout obligations.

CORPORATE AND OTHER RESULTS

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
(in thousands, except percentages)	2026	2025	Amount	%	2026	2025	Amount	%
Revenues:
Commissions and fees	$(18,551)	$(17,178)	$(1,373)	8%	$(52,797)	$(54,230)	$1,433	(3)%
Investment income	267	304	(37)	(12)%	973	1,517	(544)	(36)%
Total revenues	(18,284)	(16,874)	(1,410)	8%	(51,824)	(52,713)	889	(2)%

Operating expenses:
Colleague compensation and benefits	10,566	12,643	(2,077)	(16)%	30,508	34,671	(4,163)	(12)%
Outside commissions	(18,551)	(17,178)	(1,373)	8%	(52,797)	(54,230)	1,433	(3)%
Other operating expenses	33,240	8,730	24,510	281%	190,984	29,622	161,362	n/m
Amortization expense	796	671	125	19%	2,372	1,594	778	49%
Depreciation expense	946	985	(39)	(4)%	2,940	2,912	28	1%
Total operating expenses	26,997	5,851	21,146	361%	174,007	14,569	159,438	n/m

Operating loss	(45,281)	(22,725)	(22,556)	99%	(225,831)	(67,282)	(158,549)	n/m

Other income (expense):
Interest expense, net	(40,281)	(31,016)	(9,265)	30%	(119,449)	(92,060)	(27,389)	30%
Loss on divestitures	—	—	—	—%	—	(1,611)	1,611	(100)%
Gain (loss) on extinguishment and modification of debt	151	(3,290)	3,441	(105)%	(7,387)	(5,684)	(1,703)	30%
Other income, net	(140)	(86)	(54)	63%	(70)	1,446	(1,516)	(105)%
Total other expense, net	(40,270)	(34,392)	(5,878)	17%	(126,906)	(97,909)	(28,997)	30%
Loss before income taxes and share of net earnings of equity method investee	$(85,551)	$(57,117)	$(28,434)	50%	$(352,737)	$(165,191)	$(187,546)	114%
__________
n/m    not meaningful
Commissions and Fees
Corporate and Other reflects the elimination of intercompany commission revenue from the operating groups. During the quarter and year-to-date periods ended September 30, 2026, IAS recorded commission revenue shared with other operating groups of $0.3 million and $0.7 million, respectively, and UCTS recorded commission revenue shared with other operating groups of $18.3 million and $52.1 million, respectively.
Colleague Compensation and Benefits
Colleague compensation and benefits expense in Corporate and Other decreased $2.1 million for the quarter ended September 30, 2026 compared to the same period of 2025 driven by lower colleague compensation of $1.8 million and performance bonuses of $0.5 million.
Colleague compensation and benefits expense in Corporate and Other decreased $4.2 million for the year-to-date period ended September 30, 2026 compared to the same period of 2025 driven by lower colleague compensation of $3.5 million and performance bonuses of $1.8 million, offset in part by higher severance of $0.9 million and elevated health plan costs of $0.5 million.
Outside Commissions
Outside commissions for Corporate and Other results from the elimination of intercompany commission expense from the operating groups.

Other Operating Expenses
Other operating expenses in Corporate and Other increased $24.5 million for the quarter ended September 30, 2026 compared to the same period of 2025, driven primarily by higher professional fees of $22.6 million from increased legal spend primarily relating to the Go-Private Transaction.
Other operating expenses in Corporate and Other increased $161.4 million for the year-to-date period ended September 30, 2026 compared to the same period of 2025, driven by $128.8 million of additional Tax Receivable Agreement expense, professional fees of $25.6 million from increased legal spend primarily relating to the Go-Private Transaction, and $7.7 million of transaction-related insurance premiums incurred in connection with the CAC Group partnership. The increase in Tax Receivable Agreement expense relates to the recognition of a liability associated with expected future payments under the agreement. Historically, such amounts were not recorded as we did not expect to realize sufficient cash tax benefits. During the period, changes in our tax profile, including the recognition of deferred tax liabilities, resulted in management concluding that a significant portion of the tax benefits associated with prior exchanges is expected to be realized. Accordingly, we recorded a liability representing our estimated obligation to share such realized tax benefits with LLC Members. This amount was recorded to other operating expense as it reflects the recognition of previously unrecorded obligations, while future amounts arising from new redemptions or exchanges will be recorded through stockholders’ equity and subsequent changes in any of our estimates after the date of the redemption or exchange, as well as any interest accrued on the Tax Receivable Agreement between our annual tax filing date and the Tax Receivable Agreement payment date, will be recognized in the condensed consolidated statements of comprehensive loss.
Interest Expense, Net
Interest expense, net, in Corporate and Other increased $9.3 million and $27.4 million for the quarter and year-to-date periods ended September 30, 2026 compared to the same periods of 2025, respectively, resulting from higher average borrowings, offset in part by a lower average interest rate. We expect interest expense to grow in the near term on a year-over-year basis due to higher borrowings under the JPM Credit Facility to fund partnership opportunities and the settlement of deferred payment obligations.
Loss on Extinguishment and Modification of Debt
Loss on extinguishment and modification of debt in Corporate and Other of $7.4 million for the year-to-date period of 2026 and $5.7 million for the same period of 2025 related to debt refinancing transactions completed during the respective periods.
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
As of September 30, 2026, the JPM Credit Agreement provides for senior secured credit facilities in an aggregate principal amount of $2.2 billion, which consists of (i) the Term Loans in the principal amount of $1.6 billion, bearing interest at a rate of term SOFR, plus an applicable margin of 250 bps, maturing May 24, 2031 and (ii) the Revolving Facility with commitments in an aggregate principal amount of $600 million, bearing interest at SOFR plus 185 bps to SOFR plus 260 bps based on total net leverage ratio, maturing May 24, 2029. As of September 30, 2026, we had $272.0 million outstanding under our Revolving Facility and $38.9 million of undrawn letters of credit issued thereunder.
As of September 30, 2026, Baldwin Holdings also had outstanding $600 million aggregate principal amount of 7.125% Senior Secured Notes due May 15, 2031. Refer to Note 11 to our consolidated financial statements included in Part I, Item 1. Financial Statements of this report for more information relating to the terms of the Senior Secured Notes and the JPM Credit Facility.

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
As of September 30, 2026, our cash and cash equivalents were $188.6 million and we had $289.1 million of available borrowing capacity on the Revolving Facility. We believe that our cash and cash equivalents, cash flow from operations and available borrowings will be sufficient to fund our working capital and meet our commitments for the next 12 months and beyond.
Contractual Obligations and Commitments
The following table represents our contractual obligations and commitments, aggregated by type, at September 30, 2026:

		Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$113,096	$27,767	$47,398	$21,922	$16,009
Debt obligations payable(2)	3,180,868	180,107	615,098	2,385,663	—
Undiscounted estimated contingent earnout obligation(3)	405,351	253,121	146,658	3,433	2,139
Deferred payments	192,500	40,833	81,667	70,000	—
USF Grant	2,496	864	1,632	—	—
Total	$3,894,311	$502,692	$892,453	$2,481,018	$18,148
__________
(1)    Represents noncancelable operating leases for our facilities. Operating lease expense was $19.1 million and $15.8 million for the nine months ended September 30, 2026 and 2025, respectively.
(2)    Represents scheduled debt obligations and estimated interest payments for our Senior Secured Notes, Term Loans and the Revolving Facility.
(3)    Represents the total expected future payments to be made to partners and colleagues for earnout-related obligations at September 30, 2026.
Our contractual obligations and commitments consist of operating lease obligations, principal and interest payments on our borrowings under the Senior Secured Notes, Term Loans and Revolving Facility, estimated payments of contingent earnout liabilities, deferred payment obligations, and our commitment to the University of South Florida (“USF”).
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
Our debt obligations at September 30, 2026 include borrowings outstanding under the Senior Secured Notes of $600 million, the Term Loans of $1.6 billion, and the Revolving Facility of $272.0 million. Estimated interest payments for outstanding borrowings under the Senior Secured Notes, Term Loans, and Revolving Facility in the table above were calculated based on the applicable interest rates at September 30, 2026 of 7.125%, 6.29% and 6.44%, respectively, through their respective due dates of May 15, 2031, May 24, 2031 and May 24, 2029.

Substantially all of our partnerships and certain acquisitions of select books of business that do not constitute a complete business enterprise include contractual earnout provisions. We record an estimation of the fair value of the contingent earnout obligations at the partnership date as a component of the consideration paid. Our contingent earnout obligations are measured at fair value each reporting period based on the present value of the expected future payments to be made to partners in accordance with the provisions outlined in the respective purchase agreements. The recorded obligations are based on estimates of the partners’ future performance using financial projections for the earnout period. The aggregate estimated contingent earnout liabilities included on our condensed consolidated balance sheet of $363.1 million at September 30, 2026 includes $307.2 million that must be settled in cash and the remaining $55.9 million can be settled in cash or stock at our option. The undiscounted estimated contingent earnout obligation presented in the table above represents the total expected future payments to be made to the partners. The undiscounted estimated contingent earnout obligation of $405.4 million at September 30, 2026 includes $327.1 million that must be settled in cash and the remaining $78.2 million can be settled in cash or stock at our option. The maximum estimated exposure to the contingent earnout liabilities was $699.4 million at September 30, 2026.
Our deferred payment obligations represent deferred purchase price consideration payable to partners in connection with certain of our partnerships. As of September 30, 2026, we had $192.5 million of deferred payment obligations outstanding, payable through January 2030.
As of September 30, 2026, we have a remaining commitment to USF to donate $2.5 million through October 2028. The gift will provide support for the School of Risk Management and Insurance in the USF Muma College of Business. It is currently anticipated that Lowry Baldwin, our Chairman, will fund half of this commitment.
Tax Receivable Agreement
Baldwin is a party to the Tax Receivable Agreement with LLC Members that provides for the payment by Baldwin to LLC Members of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that Baldwin actually realizes as a result of (i) any increase in tax basis in Baldwin Holdings’ assets resulting from (a) previous acquisitions by Baldwin of LLC Units from LLC Members, (b) the acquisition of LLC Units from LLC Members using the net proceeds from any future offering, (c) redemptions or exchanges by LLC Members of LLC Units and the corresponding number of shares of Class B common stock for shares of Class A common stock or cash or (d) payments under the Tax Receivable Agreement, and (ii) tax benefits related to imputed interest resulting from payments made under the Tax Receivable Agreement.
Due to the uncertainty of various factors, we cannot precisely quantify the likely tax benefits we will realize as a result of the LLC Unit exchanges and the resulting amounts we are likely to pay out to current and certain former LLC Members pursuant to the Tax Receivable Agreement; however, we estimate that such tax benefits and the related Tax Receivable Agreement payments may be substantial. The estimate of the Tax Receivable Agreement liability recorded assumes no changes in the relevant tax law and that we earn sufficient taxable income to realize all cash tax savings that are subject to the Tax Receivable Agreement. We have recognized a Tax Receivable Agreement liability of $144.6 million on the condensed consolidated balance sheet as of September 30, 2026 based on the undiscounted estimated future payments under the Tax Receivable Agreement. We expect to fund future Tax Receivable Agreement payments with tax distributions from Baldwin Holdings that come from cash on hand and cash generated from operations.
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
On September 14, 2026, concurrently with the execution of the Merger Agreement, we, Baldwin Holdings and certain LLC Members entered into Amendment No. 1 to the Tax Receivable Agreement (the “TRA Amendment”), pursuant to which, upon consummation of the Go-Private Transaction, we will pay the LLC Members aggregate cash payments of up to $298.5 million in full satisfaction of all amounts payable under the Tax Receivable Agreement, which will then terminate. If the Merger Agreement is terminated, the TRA Amendment will terminate and the Tax Receivable Agreement will remain in full force and effect.

Sources and Uses of Cash
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated:

	For the Nine Months Ended September 30,
(in thousands)	2026	2025	Variance
Net cash provided by (used in) operating activities	$93,680	$(39,687)	$133,367
Net cash used in investing activities	(539,253)	(129,577)	(409,676)
Net cash provided by financing activities	674,626	182,439	492,187
Net increase in cash and cash equivalents and fiduciary cash	229,053	13,175	215,878
Cash and cash equivalents and fiduciary cash at beginning of period	346,897	312,769	34,128
Cash and cash equivalents and fiduciary cash at end of period	$575,950	$325,944	$250,006
Operating Activities
The primary sources and uses of cash for operating activities are net loss adjusted for non-cash items and changes in assets and liabilities, or operating working capital, and payment of contingent earnout consideration. Net cash provided by operating activities increased $133.4 million year over year, primarily as a result of a decrease in payments of contingent earnout consideration in excess of purchase price accrual of $77.0 million, positive contribution from partnerships, and improved cash flow conversion driven largely from improved working capital management.
Investing Activities
The primary sources and uses of cash for investing activities relate to cash consideration paid to fund partnerships, proceeds from divested assets, and other investments to grow our business. Net cash used in investing activities increased $409.7 million year over year, driven by an increase in cash consideration paid for partnership-related activity of $398.2 million.
Financing Activities
The primary sources and uses of cash for financing activities relate to the issuance and repurchase of our Class A common stock; debt servicing costs in connection with our long-term debt and revolving line of credit; payment of contingent earnout consideration; and other equity transactions. Net cash provided by financing activities increased $492.2 million year over year, driven by an increase in net proceeds from borrowings on our credit facilities of $516.7 million, primarily resulting from refinancing our Term Loans and additional borrowings made on the Revolving Facility to fund partnerships during 2026, a decrease in earnout payments of $62.8 million, and an increase in cash from the change in fiduciary receivables and liabilities of $49.9 million, partially offset by a decrease in cash of $126.8 million related to repurchases of our common stock.
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
We have added Tax Receivable Agreement liabilities as a critical accounting estimate during the nine months ended September 30, 2026. In addition, we have removed the valuation allowance for deferred tax assets from our critical accounting estimates. Refer to Note 15 of Part I, Item 1. Financial Statements of this report for a discussion of the events leading to the change in our critical accounting estimates. Other than the foregoing, there have been no other material changes in our critical accounting policies during the nine months ended September 30, 2026 as compared to those disclosed in the Critical Accounting Policies and Estimates section under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2025.

Tax Receivable Agreement Liabilities
We are a party to the Tax Receivable Agreement with LLC Members, which provides for the payment by Baldwin to LLC Members of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that Baldwin actually realizes as a result of (i) an increase in the tax basis of Baldwin Holdings’ assets resulting from (a) previous acquisitions of LLC Units by Baldwin, (b) the acquisition of LLC Units by Baldwin using the net proceeds from any future offering, (c) redemptions or exchanges of LLC Units and the corresponding number of shares of Class B common stock for shares of Class A common stock or cash, or (d) payments under the Tax Receivable Agreement, and (ii) tax benefits related to imputed interest resulting from payments made under the Tax Receivable Agreement. The cash tax savings in income tax will be computed by comparing the actual income tax liability of Baldwin (calculated with certain assumptions) to the amount of such taxes that Baldwin would have been required to pay had there been no increase to the tax basis of the assets of Baldwin Holdings as a result of the redemptions or exchanges and had Baldwin not entered into the Tax Receivable Agreement.
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
During the nine months ended September 30, 2026, in part due to estimated future taxable income from the deferred tax liabilities recorded as part of our acquisitions of the CAC Group and Obie, we determined that the Tax Receivable Agreement liabilities associated with tax basis increases generated to date were probable of being payable. Accordingly, we recorded Tax Receivable Agreement liabilities equal to 85% of the tax benefits expected to be realized from the redemptions. We anticipate having sufficient taxable income to be able to realize the benefits and have recorded Tax Receivable Agreement liabilities based on the undiscounted estimated future payments under the Tax Receivable Agreement of $144.6 million.
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
Our invested assets are held primarily as cash and cash equivalents and fiduciary cash. To a lesser extent, we may also utilize certificates of deposit, U.S. treasury securities and professionally managed short duration fixed income funds. These investments are subject to market risk. The fair value of our invested assets at September 30, 2026 and December 31, 2025 approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.
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
At September 30, 2026, we had outstanding borrowings of $1.6 billion under the Term Loans and $272.0 million under our Revolving Facility. The Term Loans bear interest based on a variable rate of term SOFR, plus an applicable margin of 250 bps, and the Revolving Facility bears interest at SOFR plus 185 bps to SOFR plus 260 bps based on total net leverage ratio. Taking the interest rate swap into consideration, an increase of 100 basis points on the SOFR rate at September 30, 2026 would have increased our annual interest expense under the JPM Credit Facility by $13.7 million.
Other than the amendment to the JPM Credit Agreement to increase the aggregate principal amount of the Term Loans to $1.6 billion, there have been no material changes in market risk from the information presented in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2026 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Please refer to Note 18 to our condensed consolidated financial statements included in Part I, Item 1. Financial Statements of this report for a discussion of legal proceedings to which we are subject.
ITEM 1A. RISK FACTORS
The following risk factors update and supplement the risk factors outlined under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 26, 2026. Except as set forth below, there have been no material changes with regard to the risk factors previously disclosed in such report.
We may not complete the proposed Go-Private Transaction within the anticipated timeframe, or at all, which could adversely affect our business, financial condition, results of operations and stock price.
On September 14, 2026, we entered into the Merger Agreement, pursuant to which, upon the terms and subject to the conditions therein, we will survive as a wholly owned subsidiary of Square Acquisition Parent, Inc. (“Square Acquisition”). Upon consummation of the Go-Private Transaction, we will become a privately held company, our Class A common stock will be delisted from Nasdaq and deregistered under the Exchange Act, and we will cease to be a reporting company.
The applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired on November 4, 2026. Completion of the Go-Private Transaction remains subject to a number of conditions, including (i) the adoption of the Merger Agreement by the requisite vote of our stockholders; (ii) the receipt of other regulatory approvals; (iii) the absence of any order prohibiting the Go-Private Transaction; and (iv) other customary closing conditions. Many of these conditions are outside our control, and we cannot predict whether or when they will be satisfied or waived. Either party may terminate the Merger Agreement if the Go-Private Transaction has not been completed by June 14, 2027 (which date will automatically be extended to September 14, 2027 if all conditions other than those relating to regulatory approvals have been satisfied or waived), and in certain other circumstances.
If the Go-Private Transaction is not completed within the expected timeframe, or at all, the trading price of our Class A common stock may decline to the extent it reflects an assumption that the Go-Private Transaction will be completed. We may also be subject to additional risks, including (i) the requirement, under certain circumstances, that we pay Square Acquisition a termination fee, (ii) substantial costs related to the Go-Private Transaction, such as financial advisory, legal, accounting and other professional fees, which we have incurred and will continue to incur whether or not the Go-Private Transaction is completed, (iii) difficulties retaining and hiring key personnel, (iv) reputational harm and damage to our relationship with clients, insurance company partners and investors, (v) stockholder litigation, and (vi) disruption to our business and distraction of our management and colleagues from pursuing other opportunities, including partnerships, that could have benefited us.
Even if the Go-Private Transaction is completed, the merger consideration of $32.50 per share payable to holders of our Class A common stock whose shares are converted into the right to receive cash consideration is fixed and will not be adjusted to reflect changes in our business, financial condition or results of operations. Such holders of our Class A common stock will no longer participate in any future earnings or growth of the Company.
The pendency of the Go-Private Transaction, and restrictions under the Merger Agreement on the conduct of our business, could adversely affect our business, financial condition and results of operations.
Uncertainty about the effect of the Go-Private Transaction on our business may affect our relationships with clients, insurance company partners, partners and colleagues while it is pending. Current and prospective clients may delay or defer purchasing or renewal decisions or move their business to competitors, and insurance company partners and other counterparties may seek to change or renegotiate existing arrangements. Current and prospective colleagues, including producers and the leadership of our partners, may be uncertain about their future roles, compensation and incentives, and competitors may seek to recruit them during the pendency of the Go-Private Transaction. Any of these effects could reduce our commissions and fees and organic revenue growth, regardless of whether the Go-Private Transaction is completed.
In addition, the Merger Agreement generally requires us to conduct our business in the ordinary course until the Go-Private Transaction is completed or the Merger Agreement is terminated, and restricts us from taking certain specified actions without Square Acquisition’s consent, subject to certain exceptions. These restrictions may prevent us from pursuing partnerships, incurring indebtedness, making capital expenditures or pursuing other business opportunities or strategic initiatives that arise during that period, even if we believe they would be advantageous to us.

The Merger Agreement also restricts our ability, subject to certain exceptions, to solicit or engage in discussions regarding alternative acquisition proposals. It requires us to give Square Acquisition notice and an opportunity to propose revisions to the Merger Agreement before our Board of Directors may change its recommendation in connection with a superior proposal or an intervening event, or terminate the Merger Agreement to accept a superior proposal. These provisions, together with the termination fee described above, could discourage a third party from making a competing proposal, including one that might be more favorable to our stockholders.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None.
Issuer Repurchases of Equity Securities
The following table provides information about our repurchase of shares of our Class A common stock during the three months ended September 30, 2026:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value that may yet be Purchased under the Plans or Programs (in thousands)(2)
July 1, 2026 to July 31, 2026	48,923	$26.91	—	$124,460
August 1, 2026 to August 31, 2026	232	31.90	—	124,460
September 1, 2026 to September 30, 2026	—	—	—	124,460
Total	49,155	$26.93	—	$124,460
__________
(1)    We purchased 49,155 shares during the three months ended September 30, 2026, which were acquired from our colleagues to cover required tax withholding on the vesting of shares granted under our Omnibus Incentive Plan or Partnership Inducement Award Plan.
(2)    On February 26, 2026, the Company announced that its Board of Directors authorized the repurchase of up to $250 million of its outstanding common stock over the following twelve months. Repurchases under the program may be made from time to time in open market transactions, privately negotiated transactions or by other means in compliance with applicable law, including pursuant to repurchase plans intended to comply with Rule 10b5-1 and/or Rule 10b-18. Repurchases may be commenced or suspended from time to time without further notice. As of September 30, 2026, approximately $124.5 million remained available for future repurchases under the program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Insider Trading Arrangements and Policies
During the quarter ended September 30, 2026, none of our directors or officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS
The following exhibits are filed as a part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibit
2.1
Agreement and Plan of Merger, dated September 14, 2026, by and among The Baldwin Insurance Group, Inc., The Baldwin Insurance Group Holdings, LLC, Square Acquisition Parent, Inc., Square Acquisition Merger Sub I, Inc. and Square Acquisition Merger Sub II, LLC (incorporated herein by reference to Exhibit 2.1 of the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2026).

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

10.1
Form of Voting, Support and Rollover Agreement, by and among Square Acquisition Parent, Inc., The Baldwin Insurance Group, Inc., The Baldwin Insurance Group Holdings, LLC and the other parties thereto (incorporated herein by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2026).

10.2
Amendment No. 1 to the Tax Receivable Agreement, dated September 14, 2026, by and among The Baldwin Insurance Group, Inc., The Baldwin Insurance Group Holdings, LLC and the other parties thereto (incorporated herein by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2026).

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

The Baldwin Insurance Group, Inc.

Date: November 9, 2026	By:	/s/ Trevor L. Baldwin
Trevor L. Baldwin
Chief Executive Officer

Date: November 9, 2026	By:	/s/ Bradford L. Hale
Bradford L. Hale
Chief Financial Officer